Form 10-Q
period 1996-03-31
PERSONNEL GROUP OF AMERICA INC
filed 1996-05-15
CIK 948850

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q



   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended MARCH 31, 1996

                                       OR

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from       to
                                              -------  -------

                        Commission File Number 001-13956
                                               ---------

                        PERSONNEL GROUP OF AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                             56-1930691
  ------------------------------------------------------------------------------------------
    (State or other jurisdiction of                                     (IRS Employer
    incorporation or organization)                                    Identification No.)

   6302 FAIRVIEW ROAD, SUITE 201 CHARLOTTE, NORTH CAROLINA                   28210
  ------------------------------------------------------------------------------------------
          (Address of principal executive offices)                        (Zip Code)

                                 (704) 442-5100
                          ---------------------------
              (Registrant's telephone number including area code)

                                     None
             ---------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                [X] Yes                                   [ ] No

 As of April 30, 1996 there were outstanding 8,000,300 shares of common stock, par value $.01 per share.

                       PERSONNEL GROUP OF AMERICA,  INC.
                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

                            PAGE
Item 1.  Financial Statements (unaudited)
          Consolidated Statements of Income                                                    1
          Consolidated Balance Sheets                                                          2
          Consolidated Statements of Cash Flows                                                3
          Notes to Consolidated Financial Statements                                           4
Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                        5

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                      9

SIGNATURES                                                                                    10

                      PERSONNEL GROUP OF AMERICA, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                               =======================
                                                  1996         1995
                                               ----------   ----------
  Revenues:
    Staffing services                          $   38,252   $   33,553
    Health care services                           28,621       25,959
                                               ----------   ----------
      Total revenues                               66,873       59,512
                                               ----------   ----------

  Operating expenses:
    Direct cost of services                        48,851       42,804
    Selling, general and administrative            13,071       13,097
    Depreciation and amortization                     880          946
    License fees                                    1,480          828
                                               ----------   ----------
      Total operating expenses                     64,282       57,675
                                               ----------   ----------

  Income before income taxes                        2,591        1,837

  Provision for income taxes                        1,101          772
                                               ----------   ----------
  Net income                                   $    1,490   $    1,065
                                               ==========   ==========
  Net income per share                         $     0.19   $       --
                                               ==========   ==========
  Proforma net income per share                $       --   $     0.13
                                               ==========   ==========
  Weighted average number of shares
      outstanding                                   8,000        8,000
                                               ==========   ==========



        See accompanying notes to consolidated financial statements.

                        PERSONNEL GROUP OF AMERICA, INC.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   MARCH 31,     DECEMBER 31,
                                                                     1996           1995
                                                                 ===========    =============
                                ASSETS
Current assets:
  Cash and cash equivalents                                      $     2,900    $     5,273
  Accounts receivable, net of allowance for doubtful accounts
    of $453 and $514 in 1996 and 1995, respectively                   35,599         36,727
  Prepaid expenses and other current assets                            3,256          1,889
  Deferred income taxes                                                3,437          3,347
                                                                 -----------    -----------
      Total current assets                                            45,192         47,236

Property and equipment, net                                            4,206          3,602
Excess of cost over fair value of net assets acquired,  net           60,315         50,091
Other intangibles, net                                                 1,540          1,056
Other assets                                                             671            638
                                                                 -----------    -----------
      Total assets                                               $   111,924    $   102,623
                                                                 ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $       741    $       222
  Accrued liabilities                                                 17,037         16,269
  Income taxes payable                                                   767          1,776
                                                                 -----------    -----------
      Total current liabilities                                       18,545         18,267

Notes payable to bank                                                  7,025          -
Other notes payable                                                      575          -
Deferred income taxes                                                  8,303          8,370
                                                                 -----------    -----------
      Total liabilities                                               34,448         26,637
                                                                 -----------    -----------
Commitments and contingencies                                          -              -

Shareholders' equity:
  Preferred stock, $.01 par value; shares authorized 5,000;
    no shares issued and outstanding                                   -              -
  Common stock $.01 par value; shares authorized 20,000;
    8,000 shares issued and outstanding                                   80             80
  Additional paid-in capital                                          73,559         73,559
  Retained earnings                                                    3,837          2,347
                                                                 -----------    -----------
      Total shareholders' equity                                      77,476         75,986
                                                                 -----------    -----------
      Total liabilities and shareholders' equity                 $   111,924    $   102,623
                                                                 ===========    ===========



       See accompanying notes to these consolidated financial statements.

                       PERSONNEL GROUP OF AMERICA,  INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                        ===============================
                                                                             1996              1995
                                                                        -------------     -------------
Cash flows from operating activities:
  Net income                                                            $       1,490     $       1,064
  Adjustments to reconcile net income to net cash
    provided by operating activities
    Depreciation and amortization                                                 880               946
    Deferred tax benefit                                                         (157)              (67)
    Changes in assets and liabilities:
      Accounts receivable                                                       1,659               398
      Prepaid expenses and other current assets                                (1,349)             (570)
      Accounts payable and accrued liabilities                                  1,287             2,154
      Income taxes payable                                                     (1,009)                -
      Other                                                                       (33)               48
                                                                        -------------     -------------
        Net cash provided by operating activities                               2,184             3,973

Cash flows used in investing activities:
  Purchases of property and equipment, net                                       (919)                -
  Acquisitions of subsidiaries, net of cash acquired                          (10,663)                -
                                                                        -------------     -------------
        Net cash used in investing activities                                 (11,582)                -
                                                                        -------------     -------------


Cash flows provided by (used in) financing activities:
  Repayments of notes payable to bank                                          (1,475)                -
  Borrowings of notes payable to bank                                           8,500                 -
  Distributions to Adia, net                                                        -            (5,575)
                                                                        -------------     -------------
        Net cash provided by (used in) financing activities                     7,025            (5,575)
                                                                        -------------     -------------
        Net decrease in cash and cash equivalents                              (2,373)           (1,602)

Cash and cash equivalents at beginning of period                                5,273             2,931
                                                                        -------------     -------------

Cash and cash equivalents at end of period                              $       2,900     $       1,329
                                                                        =============     =============


Supplemental disclosures of cash flow information:
     Cash payments during the period for:
          Income taxes                                                  $      (2,184)    $           -



         See accompanying notes to consolidated financial statements.

                        PERSONNEL GROUP OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)   GENERAL

The unaudited consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

(2)  ACQUISITIONS

In March 1996, the Company completed the acquisitions of Allegheny Personnel Services in Pittsburgh, Pennsylvania and Profile Temporary Services in Chicago, Illinois in transactions accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the entities acquired were recorded at their estimated fair values at the dates of the acquisitions. The excess purchase price over the estimated fair value of the net assets acquired was recorded and is being amortized on a straight-line basis over forty years. These companies provide temporary clerical and administrative staffing services and had combined revenues of approximately $23 million for the year ended December 31, 1995. The results of operations contributed by the acquired entities for the three-month period ended March 31,1996 were not material.

(3)  CREDIT FACILITY

The Company has a three-year unsecured $30 million revolving line of credit (the "Credit Facility") from a bank dated September 29, 1995, extendible for up to two additional years. Borrowings of $7,025,000 were outstanding as of March 31, 1996. In addition, approximately $3.0 million of the Credit Facility has been used for the issuance of undrawn letters of credit to secure the Company's workers' compensation program. Borrowings under the Credit Facility bear interest, payable quarterly, at a rate equal to LIBOR plus 0.75% or the lender's base rate, as defined, at the Company's option. Interest expense for the three months ended March 31, 1996 was not material. The Credit Facility contains customary covenants such as the maintenance of certain financial ratios and minimum net worth and working capital requirements and a restriction on the payment of cash dividends on common stock.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included elsewhere in this document. The Company's fiscal year ends on the Sunday nearest to December 31 and the fiscal quarters end on the Sunday nearest to the end of the respective calendar quarters. For presentation purposes, fiscal periods are shown as ending on December 31 and March 31.

The Company provides personnel staffing services in selected markets throughout the United States to businesses, professional and governmental organizations, health care facilities, and individuals who require home health care and related services. The Company operates within one industry segment, and is organized into two divisions: the Staffing Services Division, which provides a wide variety of staffing services, and the Health Care Services Division, which through Company-operated, franchised and licensed offices, provides home health care services and supplemental staffing for health care facilities. At March 31, 1996, the Staffing Services Division included 65 Company-operated offices doing business under ten proprietary brands, and the Health Care Services Division included 49 Company-operated, 37 franchised, and 12 licensed offices doing business under the Nursefinders brand.

The Company reviews acquisition opportunities in the ordinary course of business and completed, in March 1996, the acquisitions of Allegheny Personnel Services ("Allegheny") in Pittsburgh, Pennsylvania, and Profile Temporary Services ("Profile") in Chicago, Illinois. These companies are in the staffing business and had combined revenues of approximately $23 million for the year ended December 31, 1995.

The Company recognizes as revenues the amounts billed to clients of Company-operated and licensed offices. In these cases, the temporary worker is the Company's employee and all costs of employing the temporary worker are the responsibility of the Company and are included in direct cost of services. The Company remits monthly to licensees the gross profits of the licensed office less 7% of gross revenues, uncollectible receivables and certain other expenses of the licensed office. The Company also records a 5% royalty on gross revenues of franchised offices.

The Company completed an underwritten public offering (the "Offering") in September 1995. Prior to the Offering, the Company was an indirect wholly owned subsidiary of Adia, S. A., a Swiss corporation ("Adia"). The Company was organized by Adia to facilitate the Offering. As a result of the Offering, in which Adia sold its entire ownership interest in the Company, the Company became an independent public company. The Company did not receive any of the proceeds of the sale of its shares by Adia in the Offering.

RESULTS OF OPERATIONS

The staffing business is subject to the seasonal impact of summer and holiday employment trends. Typically the second six months of the calendar year is more heavily affected as companies tend to increase their use of temporary personnel during this period. While the staffing industry is cyclical, the Company believes that the broad geographic coverage of its operations and the diversity of the services it provides generally mitigates the adverse effects of economic cycles in a single industry or geographic region.

REVENUES

Total revenues for the three months ended March 31, 1996, increased 12.4% to $66.9 million from $59.5 million for the three months ended March 31, 1995. Staffing Services Division revenue grew 14.0% primarily due to increases in billable hours and the average billable hour rate as compared to the same period of the prior year. These changes were primarily attributable to the improvement in economic conditions experienced during 1995 that continued into 1996, which led to a higher demand for the Company's services relative to the same period of the prior year. Also, in March 1996 the Staffing Services Division completed the Allegheny and Profile acquisitions, which provided $1.4 million of revenues after their respective acquisition dates in the three-month period ended March 31, 1996. These acquisitions also accounted for five of the seven offices added to the Company's Staffing Services Division network during this period.

For the three-month period ended March 31, 1996, the Health Care Services Division experienced a 10.3% increase in revenue (including franchise fees), which was attributable to increases in home health care visits and billing rates. During this period, the Health Care Services Division converted two franchised offices to Company-operated offices, closed one Company-operated office, converted two franchised offices to licensed offices and entered into a new franchise agreement covering one office. This led to a net increase of one Company-operated office and two licensed offices and a decrease of three franchised offices over the same period of the prior year.

DIRECT COST OF SERVICES

Direct costs, consisting of payroll and related expenses of temporary workers, increased 14.1% to $48.9 million for the three months ended March 31, 1996, from $42.8 million for the three months ended March 31, 1995, primarily due to increases in revenues during the period. Direct costs of services as a percentage of revenues increased to 73.1% during the three months ended March 31, 1996, from 71.9% during the same period of the prior year. This increase reflects the reclassification of certain non-billable administrative costs related to the Medicare program as direct costs of patient services in 1996. On a combined basis, direct cost of services and selling, general and administrative expenses as a percentage of revenues decreased to 92.6% for the three months ended March 31, 1996 from 93.9% for the same period of the prior year.

OTHER OPERATING EXPENSES

Other operating expenses, consisting of selling, general and administrative expenses, depreciation and amortization expenses and license fees, increased 3.8% to $15.4 million for the three months ended March 31, 1996, from $14.9 million for the three months ended March 31, 1995. As a percentage of revenues, selling, general and administrative expenses decreased to 19.5% for the three months ended March 31, 1996, from 22.0% for the same period of the prior year due primarily to the treatment of the non-billable administrative cost related to the Medicare program as direct cost as discussed above. Depreciation and amortization expense recognized during the three months ended March 31, 1996, decreased to 1.3% of revenues from 1.6% for the same period of the prior year due to the completion of the amortization of certain intangible assets early in 1995 and increased revenues. License fees increased $0.7 million due both to increased fees from existing offices and from fees relating to four converted or added licensed offices since March 31, 1995.

INCOME TAX EXPENSE

For the three months ended March 31, 1996, the effective tax rate increased to 42.5% from 42.0% for the comparable period of the prior year. The current effective tax rate reflects the Company's estimate of its annual tax provision relative to pre-tax income generated for the current quarter. Due to the acquisitions consummated in the first quarter of 1996, nondeductible amortization expense is expected to increase.

NET INCOME

Net income increased 40.0% to $1.5 million, or 2.2% of revenue, for the three months ended March 31, 1996, from $1.1 million, or 1.8% of revenue, for the three months ended March 31, 1995, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal uses of cash are to finance receivables and to fund capital expenditures and acquisitions. The Company pays wages to its employees on a weekly basis and, in the Health Care Services Division, makes payments to vendors under its SingleSource program on a monthly basis. However, receivables for the Staffing Services Division and the Health Care Services Division remain outstanding an average of 38 and 56 days, respectively, after billing. Health care receivables are generally paid by insurance companies and governmental agencies and therefore tend to be outstanding longer than commercial receivables. In the aggregate, days sales outstanding as of March 31, 1996 were 46 compared to 50 as of March 31, 1995. This reduction was due primarily to improvements in the collection time for commercial receivables.

Cash flows from operating activities decreased to $2.2 million for the three months ended March 31, 1996, from $4.0 million for the same period in 1995. The decrease in cash flows from operating activities resulted from a decrease in working capital that offset an increase in earnings before depreciation and amortization. Cash used for investing activities totaled $11.6 million for the three months ended March 31, 1996, substantially all of which related to the acquisitions of Profile and Allegheny completed in March 1996. Cash flows from financing activities during the same period totaled $7.0 million, representing the net increase in outstandings under the Company's Credit Facility (as defined below), which were used to fund a portion of the acquisition costs for the Profile and Allegheny acquisitions. During the three-month period ended March 31, 1995, the Company made net distributions to its former parent company of $5.6 million. No such distributions are required subsequent to September
29, 1995, when the Offering was completed.

The Company has a three-year unsecured $30 million revolving line of credit (the "Credit Facility") from a bank extendible for up to two additional years. The Company borrowed approximately $8.5 million under the Credit Facility to finance the Profile and Allegheny acquisitions, as noted above. Additionally, $2.8 million of the Credit Facility has been used for the issuance of undrawn letters of credit to secure the Company's workers' compensation program. Borrowings under the Credit Facility bear interest, payable quarterly, at a rate equal to LIBOR plus 0.75% or the lender's base rate, at the Company's option. The Credit Facility contains customary covenants such as the maintenance of certain financial ratios and minimum net worth and working capital requirements, and a restriction on the payment of cash dividends on common stock. In addition, the Credit Facility limits the availability for acquisition related purposes and further limits the aggregate purchase price of permitted acquisitions during a fiscal year. The Company is currently negotiating with the bank to amend the Credit Facility to allow the Company to borrow the full amount for acquisitions and increase the aggregate purchase price for the Company's acquisitions in a fiscal year. In addition, the Company is having discussions with the bank to replace the existing line with a significantly larger facility.

The Company intends to seek additional capital as needed to fund acquisitions through one or more funding sources that may include borrowings under the Credit Facility or offerings of debt or equity securities of the Company. Cash flow from operations, to the extent available, may also be used to fund a portion of these acquisitions.

During the remainder of 1996, the Company expects to open six branches in addition to the two branches opened during the three months ended March 31, 1996. Start-up costs related to the opening of new branches vary but are expected to approximate $100,000 per branch. Costs for furniture, fixtures and equipment are capitalized and depreciated, and other start-up costs are expensed as incurred. New Company-operated and licensed offices also impose additional working capital requirements on the Company.

The Company continues to purchase certain services from its former parent, primarily related to branch operating and paybill functions. In December 1995, the Company purchased an accounting and financial information system, the installation of which was essentially complete by March 31, 1996. Consequently, most of the administrative functions previously provided by the former parent are now being provided in-house. In addition, the Company has entered into an agreement with a separate company for branch operating and paybill systems. The branch operating system integrates the results of the Company's skills testing with personal attributes and work history and automatically matches available candidates with customer requirements. The paybill processing system provides payroll processing and customer invoicing. The system will enhance the QuestPLUS system that is now utilized. Installation of the branch operating and billing systems will begin in the second quarter of 1996 and is expected to be completed by the end of 1997. The Company expects that its capital expenditures related to these two projects will aggregate approximately $2.5 million during 1996 and 1997. During the three months ended March 31, 1996, the Company had capital expenditures of $.4 million relating to these projects.

The Company anticipates that cash flow from operations, the current borrowing capacity under the Credit Facility and other available financing alternatives, including the possible amendment or replacement of the Credit Facility, will be adequate to meet its presently anticipated needs for working capital, capital expenditures and acquisitions. No assurance can be given that the Credit Facility will be amended or replaced or that alternative sources of capital will be available on acceptable terms to permit the Company to finance future acquisitions.

INFLATION

The effects of inflation on the Company's operations were not significant during the three months ended March 31, 1996, and 1995.

PART II - OTHER INFORMATION

ITEM 6. - Exhibits and reports on Form 8-K

(a) Exhibits - The exhibits, which are filed with this form 10-Q are set forth in the Exhibit Index, which immediately precedes the exhibits to this report.

(b)      Reports on Form 8-K

One report on Form 8-K was filed during the quarter for which this report is filed:

1. On February 20, 1996, the Company filed a report on Form 8-K (the "Report") reporting that on February 6, 1996, the Company's Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of its Common stock, par value $0.01 per share. The Rights are described more fully in the Report.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             PERSONNEL GROUP OF AMERICA, INC.
                                             (Registrant)



Date: May 13, 1996                           By: /s/ EDWARD P. DRUDGE, Jr.
                                                -------------------------------
                                                 Edward P. Drudge Jr.
                                                    Chief Executive Officer



Date: May 13, 1996                           By: /s/ MICHAEL P. BERNARD
                                                -------------------------------
                                                 Michael P. Bernard
                                                    Chief Financial Officer and
                                                    Treasurer

                                 EXHIBIT INDEX

                                                                   FILED HEREWITH
                                                                       (*), OR
                                                                   INCORPORATED BY
                                                                   REFERENCE FROM

                                                                      PREVIOUS             COMPANY REG. NO.
      EXHIBIT                                                          EXHIBIT                    OR
      NUMBER                          DESCRIPTION                      NUMBER                   REPORT
      ------                          -----------                     --------                 --------
                          Amended and Restated Certificate               3.1                   33-95228
       3.1                of Incorporation of the Company

       3.2                Amended and Restated Bylaws of the             3.2                   33-95228
                          Company

       4.0                Specimen Stock Certificate                     4.0                   33-95228

       4.1                Rights Agreement between the                    1                    0-27792
                          Company and The First National
                          Bank of Boston

      10.1                1995 Equity Participation Plan                10.1               10-Q for quarter
                                                                                            ended 9/30/95

      10.2                Management Incentive Compensation             10.2               10-Q for quarter
                          Plan                                                              ended 9/30/95

      10.3#               Director and Officer                          10.3               10-K for year ended
                          Indemnification Agreement of James                                   12/31/95
                          V. Napier

      10.4                License Agreement between Adia                10.4               10-Q for quarter
                          Services, Inc., a California                                      ended 9/30/95
                          corporation ("Adia California")
                          and StaffPLUS, Inc.

      10.5                License Agreement between Adia                10.5               10-Q for quarter
                          Services, Inc., a Delaware                                        ended 9/30/95
                          corporation ("Adia Delaware") and
                          Nursefinders, Inc.

      10.6                Administrative Services Agreement             10.6               10-Q for quarter
                          between the Company and Adia                                      ended 9/30/95
                          California

      10.7                Paybill Services Agreement between            10.7               10-Q for quarter
                          the Company and Adia California                                   ended 9/30/95

      10.8                Software License Agreement between            10.8               10-Q for quarter
                          the Company and Adia California                                   ended 9/30/95

      10.9                Employment Agreement between the              10.9               10-Q for quarter
                          Company and Edward P. Drudge, Jr.                                 ended 9/30/95

      10.10               Employment Agreement between the              10.10              10-Q for quarter
                          Company and Michael P. Bernard                                    ended 9/30/95

      10.11               Employment Agreement between Adia             10.13                  33-95228
                          Delaware, PFI Corp. and Richard L.
                          Peranton

      10.12               Employment Agreement between Adia             10.14                  33-95228
                          California and Gene C. Wilson

      10.13               Employment Agreement between the              10.13              10-K for year ended
                          Company and Rosemary Payne-Harris                                    12/31/95





                                                                   FILED HEREWITH
                                                                       (*), OR
                                                                   INCORPORATED BY
                                                                   REFERENCE FROM

                                                                      PREVIOUS             COMPANY REG. NO.
      EXHIBIT                                                          EXHIBIT                    OR
      NUMBER                          DESCRIPTION                      NUMBER                   REPORT
      ------                          -----------                     --------                 --------

      10.14               Indemnification Agreement between             10.14              10-Q for quarter
                          the Company, Adia Delaware and                                    ended 9/30/95
                          Adia California

      10.15               Tax-Sharing Agreement between the             10.15              10-Q for quarter
                          Company, Adia Delaware and Adia                                   ended 9/30/95
                          California

      10.16               Non-Qualified Profit-Sharing Plan             10.16            10-K for year ended
                                                                                               12/31/95

      10.17               Revolving Credit Facility Loan                10.17              10-Q for quarter
                          Agreement between the Company and                                 ended 9/30/95
                          NationsBank of Texas, N.A.

      27.00               Financial Data Schedule (for SEC                *
                          purposes only)


# This Exhibit is substantially identical to Director and Officer
Indemnification Agreements of the same date between the Company and the following individuals: Edward P. Drudge, Jr., Richard L. Peranton, Gene C. Wilson, Rosemary Payne-Harris, Michael P. Bernard, Kevin P. Egan, J. Roger King, Joyce G. Mazero and William Simione, Jr.