Form 10-Q
period 1996-06-30
PERSONNEL GROUP OF AMERICA INC
filed 1996-08-14
CIK 948850

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended JUNE 30, 1996

                                     OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from __________to____________


                        Commission File Number 001-13956


                        PERSONNEL GROUP OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                     56-1930691
  ------------------------------------------------------------------------
  (State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                       Identification No.)

      6302 FAIRVIEW ROAD, SUITE 201 CHARLOTTE, NORTH CAROLINA     28210
  -------------------------------------------------------------------------
             (Address of principal executive offices)           (Zip Code)

                                 (704) 442-5100
              ---------------------------------------------------
              (Registrant's telephone number including area code)

                                     None
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                      [X] Yes                     [ ] No

         As of July 31, 1996 there were outstanding 12,027,510 shares of common stock, par value $.01 per share.

                      PERSONNEL GROUP OF AMERICA, INC.
                              TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                         PAGE
Item 1.      Financial Statements (unaudited)

             Consolidated Statements of Income                            1

             Consolidated Balance Sheets                                  2

             Consolidated Statements of Cash Flows                        3

             Notes to Consolidated Financial Statements                   4

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                6


PART II - OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders         14

Item 6.      Exhibits and Reports on Form 8-K                            14

SIGNATURES                                                               15



                      PERSONNEL GROUP OF AMERICA, INC.
                 Unaudited Consolidated Statements of Income
                    (In thousands, except per share data)


                                              Three months ended        Six months ended
                                                    June 30,                June 30,
                                              ------------------     ----------------------
                                                1996       1995        1996          1995
                                              -------    -------     --------      --------
  Revenues:
    Commercial staffing                       $46,150    $34,202     $ 84,402      $ 67,755
    Information technology staffing             1,421          -        1,421             -
    Health care staffing                       30,296     27,058       58,917        53,017
                                              -------    -------     --------      --------
      Total revenues                           77,867     61,260      144,740       120,772
                                              -------    -------     --------      --------

  Expenses:
    Direct cost of services                    56,678     43,838      105,529        86,642
    Selling, general and administrative        14,163     12,399       27,234        25,496
    Depreciation and amortization               1,097        918        1,977         1,864
    License fees                                1,790      1,039        3,270         1,867
    Interest expense                              227          -          227             -
                                              -------    -------     --------      --------
      Total operating expenses                 73,955     58,194      138,237       115,869
                                              -------    -------     --------      --------


  Income before income taxes                    3,912      3,066        6,503         4,903

  Provision for income taxes                    1,662      1,366        2,763         2,138
                                              -------    -------     --------      --------

  Net income                                  $ 2,250    $ 1,700     $  3,740      $  2,765
                                              =======    =======     ========      ========

  Net income per share                        $  0.26    $     -     $   0.45      $      -
                                              =======    =======     ========      ========

  Pro forma net income per share              $     -    $  0.21     $      -      $   0.35
                                              =======    =======     ========      ========

  Weighted average number of shares
       outstanding                              8,807      8,000        8,403         8,000
                                              =======    =======     ========      ========

         See accompanying notes to consolidated financial statements.

                       PERSONNEL GROUP OF AMERICA, INC.
                    Unaudited Consolidated Balance Sheets
                    (In thousands, except per share data)


                                                                 June 30,     December 31,
                                                                   1996           1995
                                                                 --------       --------
ASSETS
Current assets:
  Cash and cash equivalents                                      $ 48,249       $  5,273
  Accounts receivable, net of allowance for doubtful accounts
    of $470 and $514 in 1996 and 1995, respectively                46,736         36,727
  Prepaid expenses and other current assets                         3,756          1,889
  Deferred income taxes                                             3,527          3,347
                                                                 --------       --------
      Total current assets                                        102,268         47,236

Property and equipment, net                                         5,213          3,602
Excess of cost over fair value of net assets acquired, net         96,984         50,091
Other intangibles, net                                              2,571          1,056
Other assets                                                          661            638
                                                                 --------       --------
      Total assets                                               $207,697       $102,623
                                                                 ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $  1,337       $    222
  Accrued liabilities                                              21,213         16,269
  Notes payable                                                     1,374              -
  Income taxes payable                                                135          1,776
                                                                 --------       --------
      Total current liabilities                                    24,059         18,267


Deferred income taxes                                               8,252          8,370
                                                                 --------       --------
      Total liabilities                                            32,311         26,637
                                                                 --------       --------

Commitments and contingencies                                           -              -

Shareholders' equity:
  Preferred stock, $.01 par value; shares authorized 5,000;
    no shares issued and outstanding                                    -              -
  Common stock $.01 par value; shares authorized 20,000;
    12,027 shares issued and outstanding                              120             80
  Additional paid-in capital                                      169,179         73,559
  Retained earnings                                                 6,087          2,347
                                                                 --------       --------
      Total shareholders' equity                                  175,386         75,986
                                                                 --------       --------
      Total liabilities and shareholders' equity                 $207,697       $102,623
                                                                 ========       ========


      See accompanying notes to these consolidated financial statements.

                      PERSONNEL GROUP OF AMERICA, INC.
               Unaudited Consolidated Statements of Cash Flows
                                (In thousands)


                                                                         Six months ended
                                                                             June 30,
                                                                     ------------------------
                                                                       1996            1995
                                                                     --------         -------
Cash flows provided by (used in) operating activities:
  Net income                                                         $  3,740         $ 2,765
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
    Depreciation and amortization                                       1,977           1,864
    Deferred income taxes, net                                           (298)           (135)
    Changes in assets and liabilities:
      Accounts receivable                                              (7,945)         (1,398)
      Prepaid expenses and other current assets                        (1,704)           (416)
      Other assets                                                        (53)             32
      Accounts payable and accrued liabilities                          4,780           1,056
      Income taxes payable                                             (1,642)              -
      Other                                                               (67)             78
                                                                     --------         -------
        Net cash provided by (used in) operating activities            (1,212)          3,846

Cash flows used in investing activities:
  Purchases of property and equipment, net                             (2,300)           (189)
  Acquisitions of subsidiaries, net of cash acquired                  (49,172)              -
                                                                     --------         -------
        Net cash used in investing activities                         (51,472)           (189)
                                                                     --------         -------


Cash flows provided by (used in) financing activities:
  Sale of common stock, net of expenses                                95,660               -
  Repayments of notes payable to bank                                 (29,775)              -
  Borrowings of notes payable to bank                                  29,775               -
  Distributions to Adia, net                                                -          (4,641)
                                                                     --------         -------
        Net cash provided by (used in) financing activities            95,660          (4,641)
                                                                     --------         -------

        Net increase (decrease) in cash and cash equivalents           42,976            (984)

Cash and cash equivalents at beginning of period                        5,273           2,931
                                                                     --------         -------

Cash and cash equivalents at end of period                           $ 48,249         $ 1,947
                                                                     ========         =======



Supplemental disclosures of cash flow information:
     Cash payments during the period for:
          Income taxes                                               $  3,582         $     -
          Interest                                                   $    135         $     -


         See accompanying notes to consolidated financial statements.

                        Personnel Group of America, Inc.
                   Note to Consolidated Financial Statements
                                  (unaudited)
                (In thousands, except share and per share data)

(1) GENERAL

The unaudited consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K for the year end December 31, 1995. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

In June 1996, the Company issued 4,025,000 shares of its common stock in an underwritten public offering ("Secondary Offering") which raised approximately $96 million for the Company. The proceeds from the Secondary Offering were used to repay outstanding borrowings under the Company's Credit Facility (See Note 3) and fund several of the Company's recent acquisitions (See Note 2).

(2) ACQUISITIONS

During the six months ended June 30, 1996, the Company acquired Profile Temporary Services in Chicago, Illinois ("Profile"), Allegheny Personnel Services in Pittsburgh, Pennsylvania ("Allegheny"), Judith Fox Staffing Companies in Richmond, Virginia ("Fox"), The Computer Resources Group, Inc. in San Francisco, California ("CRG"), and converted three previously franchised Nursefinders offices (collectively the "Transactions" or the "Acquired Companies"). The Profile and Allegheny acquisitions were completed in March 1996, the Fox acquisition was completed in May 1996, and the CRG acquisition was completed in June 1996. Profile, Allegheny and Fox provide personnel staffing services to businesses, professional and governmental organizations. CRG is an information technology services company which provides a full range of computer consulting services. The former Nursefinders franchisees were converted in January, March and April 1996, respectively. The Acquired Companies have combined annual revenues of approximately $75,000.

The purchase price for the Transactions totaled approximately $53,000, including direct acquisition costs but excluding certain contingent earnout payments. The acquisitions of Profile and CRG provide for additional purchase price consideration upon attainment of certain earnings targets over the next three and two years, respectively. Any additional consideration will be recorded as additional purchase price when paid and will increase the amount of excess of cost over fair value of net assets acquired. All of the Transactions have been accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the entities acquired were recorded at the estimated fair values at the dates of the acquisitions and the results of operations of the Acquired Companies have been included in the Company's consolidated results of operations from the date of the respective acquisitions. The excess purchase price over the estimated fair value of the net assets acquired was recorded and is being amortized on a straight-line basis over forty years. All of the Transactions except the CRG acquisition were primarily funded through borrowings under the Credit Facility. The CRG acquisition was funded through use of net proceeds of the Secondary Offering.

The following table presents the Company's pro forma consolidated results of operations for the six month periods ended June 30, 1996, and 1995, as if the Transactions had occurred on January 1, 1995:

                                            For the six months ended
                                        June 30, 1996     June 30, 1995
                                        -------------------------------
            Revenues                      $173,321          $156,557
            Net income                    $  4,050          $  2,680
            Net Income per share          $    .48          $    .34

Subsequent to June 30, 1996, the Company completed the acquisitions of Broughton Systems, Inc. in Richmond, Virginia ("Broughton") and Denver Temporary Services, Inc. ("Denver Temps") and Command Technologies ("Command") in Denver, Colorado (collectively, "Denver"). Broughton is an information technology services company which provides data processing consulting and systems development services. Denver Temps is a provider of personnel staffing services and Command is an information technology staffing company. The combined revenues for these three companies approximated $21,000 for the year ended December 31, 1995. The Company purchased Broughton and Denver in separate transactions for an aggregate $21,900, paying an aggregate $17,600 at closing with the remaining $3,200 of this amount payable in installments over three years beginning within 90 days of closing. Denver may also receive additional consideration upon the attainment of a certain earnings target for the year ended December 31, 1996, which is payable on March 1, 1997. The Company funded the acquisitions of Broughton and Denver through the use of existing cash balances, resulting from net proceeds of the Secondary Offering.

(3) CREDIT FACILITY

The Company has a three-year $30 million revolving line of credit (the
"Credit Facility") from a bank dated September 29, 1995, extendible for up to two additional years. No borrowing under this facility were outstanding as of June 30, 1996. In addition, approximately $2.8 million of the Credit Facility has been used for the issuance of undrawn letters of credit to secure the Company's workers' compensation program. Borrowings under the Credit Facility bear interest, payable quarterly, at a rate equal to LIBOR plus 0.75% or the lender's base rate, as defined, at the Company's option. The Credit Facility contains customary convenants such as the maintenance of certain financial ratios and minimum net worth and working capital requirements and a restriction on the payment of cash dividends on common stock. The Credit Facility also limits the availability for acquisition-related purposes and further limits the aggregate purchase price for permitted acquisitions in a single year. The Company has a commitment from its lender to use its best efforts to syndicate the Credit Facility and increase the maximum availability thereunder to $60.0 million and is currently negotiating with this lender to further increase this facility.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION AND OVERVIEW

The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included elsewhere in this report. The Company's fiscal year ends on the Sunday nearest to December 31 and the fiscal quarters end on the Sunday nearest to the end of the respective calendar quarters. For presentation purposes, fiscal periods are shown as ending on December 31 and June 30.

The Company provides personnel staffing services in selected markets throughout the United States to businesses, professional and governmental organizations, health care facilities, and individuals who require home health care and related services. The Company operates within one industry segment, and is organized into three divisions: the Commercial Staffing Division, which provides a wide variety of staffing services, the Information Technology Staffing Division, which provides personnel in a variety of computer-related disciplines and the Health Care Staffing Division, which through Company-operated, franchised and licensed offices provides home health care services and supplemental staffing for health care facilities. At August 12, 1996, the Commercial Staffing Division included 71 Company-operated offices doing business under 12 proprietary brands, the Information Technology Staffing Division operated 6 offices under 3 proprietary brands and the Health Care Staffing Division included 51 Company-operated, 33 franchised, and 14 licensed offices doing business under the Nursefinders brand.

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

RECENT ACQUISITIONS

Since January 1, 1996, the Company has acquired four commercial staffing services companies and three information technology staffing services companies in a series of six separate transactions. The Company acquired Allegheny Personnel Services ("Allegheny") in Pittsburgh, Pennsylvania, and Profile Temporary Services ("Profile") in Chicago, Illinois, in March 1996, Judith Fox Staffing Companies ("Fox") in Richmond, Virginia in May 1996, The Computer Resources Group ("CRG") in June 1996 and Denver Temporary Services ("Denver Temps"), Command Technologies ("Command") and Broughton Systems, Inc. ("Broughton") in July 1996. Allegheny, Profile, Fox and Denver Temps are commercial staffing companies and CRG, Command and Broughton are information technology staffing companies. The combined revenues of these companies for fiscal 1995 were approximately $96 million and the aggregate purchase price was approximately $70 million (including direct acquisition costs and excluding certain contingent earnout payments).

Each of these acquisitions has been or will be accounted for using the purchase method of accounting. The results of the operations of Allegheny, Profile, Fox and CRG, which were acquired prior to June 30, 1996, have been included in the following discussion since the date of acquisition. In the future, the Company's revenues and expenses may be significantly affected by the number and timing of the opening or acquisition of additional offices. The timing of such expansion activities also can affect period-to-period comparisons.

FRANCHISE CONVERSIONS

During the six months ended June 30, 1996, the Company converted three former Nursefinders franchised offices to Company-operated offices by acquiring the franchise. The combined revenues of these three offices for the year ended December 31, 1995, were approximately $11 million. The Company recorded approximately $0.5 million in franchise fee revenue in 1995 relating to these offices, which are located in Hawaii, California and Missouri.

RESULTS OF OPERATIONS

Typically the second six months of the calendar year is more heavily affected as companies tend to increase their use of temporary personnel during this period. The staffing industry is also cyclical, but the Company believes that the broad geographic coverage of its operations and the diversity of the services it provides generally mitigates the adverse effects of economic cycles in a single industry or geographic region.

THREE MONTHS ENDED JUNE 30, 1996 VERSUS
THREE MONTHS ENDED JUNE 30, 1995

    REVENUES

Total revenues for the three months ended June 30, 1996, increased 27.1% to $77.9 million from $61.3 million for the three months ended June 30, 1995. Commercial Staffing Division revenue grew 34.9%, of which 14.3% was primarily due to increases in billable hours and the average billable hourly rate of existing operations as compared to the same period of the prior year. These changes were primarily attributable to an improvement in economic conditions which led to a higher demand for the Company's services, particularly the clerical and light technical services. The remainder of the increase was due to revenues generated from this division's acquisitions, which aggregated $6.9 million during this period. The Information Technology Staffing Division revenues for the three month period ended June 30, 1996 were $1.4 million.
These revenues were generated from a business acquired during the period.
During this period, the Health Care Staffing Division experienced a 12.0% increase in revenues (including franchise fees), which was attributable to increases in home health care visits and billing rates as well as the conversion of three franchised operations to Company-operated locations which contributed revenues of approximately $2.9 million.

During the three month period ended June 30, 1996, the Company's Commercial Staffing Division added five offices, three of which were added through acquisitions, and the Information Technology Staffing Division added 4 offices through its acquisition of CRG. Also during this period, the Company's Health Care Staffing Division had a net decrease of one Company-operated office, converted a franchised office to a Company-operated office and converted two Company-operated offices to licensed offices.

    DIRECT COST OF SERVICES

Direct costs, consisting of payroll and related expenses of temporary workers, increased 29.3% to $56.7 million for the three months ended June 30, 1996, from $43.8 million for the three months ended June 30, 1995, primarily due to increases in revenues during this period. Direct costs of services as a percentage of revenues increased to 72.8% during the three months ended June 30, 1996 from 71.6% during the same period of the prior year. This increase reflects the reclassification of certain non-billable administrative costs related to the Medicare program as direct costs of patient services in 1996. On a combined basis, direct costs of services and selling, general and administrative expenses before license fees as a percentage of revenues decreased to 91.0% for the three months ended June 30, 1996 from 91.8% for the same period of the prior year.

    OTHER OPERATING EXPENSES

Other operating expenses, consisting of selling, general and administrative expenses, depreciation and amortization expense and license fees, increased 18.8% to $17.1 million for the three months ended June 30, 1996, from $14.4 million for the three months ended June 30, 1995. As a percentage of revenues, selling, general and administrative expenses decreased to 18.2% for the three months ended June 30, 1996 from 20.2% for the same period of the prior year primarily due to the treatment of the non-billable administrative cost related to the Medicare program as discussed above. Depreciation and amortization expense recognized during the three months ended June 30, 1996, decreased to 1.4% of revenues from 1.5% of revenues for the same period of the prior year due to the completion of the amortization of certain intangibles early in 1995 and increased revenues. License fees increased by $0.8 million due to increased revenues from the licensed offices and an increase in the number of licensed offices as compared to the same period of the prior year.

    INCOME TAX EXPENSE

For the three months ended June 30, 1996, the effective tax rate decreased to 42.5% from 44.6% for the comparable period of the prior year. The decrease is due to a reduction in the estimated annual effective tax rate primarily attributable to a reduction in nondeductible intangible amortization expense relative to pretax income for the period.

    NET INCOME

Net income increased 32.4% to $ 2.3 million, or 2.9% of revenue, for the three months ended June 30, 1996 from $1.7 million, or 2.8% of revenue, for the three months ended June 30, 1995, due to the factors discussed above.

SIX MONTHS ENDED JUNE 30, 1996 VERSUS SIX MONTHS ENDED JUNE 30, 1995

    REVENUES

Total revenues increased 19.9% to $144.7 million for the six months ended June 30, 1996, from $120.8 million for the six months ended June 30, 1995. Commercial Staffing Division revenue grew 24.6%, of which 12.2% was primarily due to increases in billable hours and average hourly billing rates of existing operations as compared to the same period of the prior year. The remainder was due to revenues generated by this division's acquisitions, which aggregated approximately $8.4 million during this period. The Information Technology Staffing Division revenues for the six month period ended June 30, 1996 were $1.4 million. These revenues were generated from a business acquired during this period. During this period, the Health Care Staffing Division experienced an 11.1% increase in revenues (including franchise fees), which was attributable to increases in home health care visits and billing rates as well as the conversion of three franchised offices to Company-operated locations.

    DIRECT COST OF SERVICES

Direct costs, consisting of payroll and related expenses of temporary workers, increased 21.8% to $105.5 million for the six months ended June 30, 1996, from $86.6 million for the six months ended June 30, 1995. Direct cost of services as a percentage of revenue increased to 72.9% during the six months ended
June 30, 1996, from 71.7% during the same period of the prior year. This increase reflects the reclassification of certain non-billable administrative costs related to the Medicare program as direct costs of patient services in 1996. On a combined basis, direct cost of services and selling, general and administrative expenses before license fees as a percentage of revenues decreased to 91.7% for six months ended June 30, 1996 from 92.9% for the same period of the prior year.

    OTHER OPERATING EXPENSES

Other operating expenses, consisting of selling, general, and administrative expenses, depreciation and amortization expenses and license fees increased 11.1% to $ 32.5 million for the six months ended June 30, 1996, from $29.2 million for the six months ended June 30, 1995. As a percentage of revenues, selling, general and administrative expenses decreased to 18.8% for the six months ended June 30, 1996, from 21.1% for the same period of the prior year due primarily to the treatment of non-billable administrative cost related to the Medicare program as discussed above. Depreciation and amortization expense recognized during the six months ended June 30, 1996 decreased to 1.4% of revenues from 1.5% of revenues for the same period of the prior year primarily due to the completion of the amortization of certain intangibles early in 1995, and increased revenues. License fees increased by $1.4 million due to increased revenues from the licensed offices and an increased number of licensed offices.

    INCOME TAX EXPENSE

For the six months ended June 30, 1996, the effective tax rate decreased to 42.5% from 43.6% for the comparable period of the prior year. The decrease is due to a reduction in the estimated annual effective tax rate primarily attributable to a reduction in nondeductible intangible amortization expense relative to pretax income for the period. The Company's effective tax rate is higher than the U. S. federal statutory rate of 35.0% primarily due to the amortization of certain goodwill that is not deductible for tax purposes, and state income taxes.

    NET INCOME

Net income increased 35.3% to $3.7 million, or 2.6% of revenue, for the six months ended June 30, 1996, from $2.8 million, or 2.3% of revenue, for the six months ended June 30, 1995, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal uses of cash are to finance receivables and fund capital expenditures and acquisitions. The Company pays wages to its employees on a weekly basis and, in the Health Care Services Division, makes payments to vendors under its SingleSource program on a monthly basis. However, receivables for the Commercial Staffing Division, the Information Technology Staffing Division and the Health Care Staffing Division remain outstanding an average of 42, 46 and 62 days, respectively, after billing. Health care receivables are generally paid by insurance companies and governmental agencies and therefore tend to be outstanding longer than commercial receivables. Due to these timing differences, if home health care revenues as a percentage of total revenues increase, average days receivable outstanding would increase accordingly. In the aggregate, days sales outstanding were 49 as of June 30, 1996 and December 31, 1995.

Cash flows used in operating activities amounted to $1.2 million for the six months ended June 30, 1996, compared to cash flows from operating activities of $3.8 million for the six months ended June 30, 1995. The change in cash flows resulted from the payment of income taxes during the first half of 1996 as well as increases in accounts receivable. Cash used for investing activities increased to $51.5 million for the six months ended June 30, 1996, from $0.2 million for the six months ended June 30, 1995, reflecting the Company's acquisitions completed through June 30, 1996 and additions to property and equipment. Cash flows from financing activities during the same period approximated $95.7, primarily reflecting the net proceeds from the issuance of 4,025,000 shares of the Company's common stock in an underwritten public offering completed in June 1996. The Company made distributions to its former parent company of $4.6 million for the six months ended June 30, 1995, in accordance with its normal policies as a wholly owned subsidiary of that company. No such distributions have been made subsequent to the Company's initial public offering in September 1995.

While the Company currently has no indebtedness for borrowed money, the Company has a three-year $30 million revolving line of credit (the "Credit
Facility") from a bank extendible for up to two additional years. Approximately $3.0 million of the Credit Facility has been used for the issuance of undrawn letters of credit to secure the Company's workers' compensation program. Borrowings under the Credit Facility will bear interest, payable quarterly, at a rate equal to LIBOR plus 0.75% or the lender's base rate, at the Company's option. The Credit Facility contains customary covenants such as the maintenance of certain financial ratios and minimum net worth and working capital requirements and a restriction on the payment of cash dividends on common stock. The Credit Facility also limits the availability for acquisition-related purposes and further limits the aggregate purchase price for permitted acquisitions in a single year. The Company has a commitment from its lender to use its best efforts to syndicate the Credit Facility and increase the maximum availability thereunder to $60.0 million and is currently negotiating with this lender to further increase this facility. There can be no assurance, however, that the syndicated Credit Facility will close, and until such time, there can be no assurance that the amount available to the Company under the Credit Facility will be increased.

The Company's primary capital expenditure requirements relate to the acquisition of staffing services businesses. Since January 1, 1996, the Company has made cash payments of approximately $50 million for acquisitions of staffing services businesses. The Company is obligated to pay an additional amount of approximately $1.0 million under the Fox acquisition agreement on or about August 19, 1996. The Company is also obligated under various other acquisition agreements to make earnout payments to former stockholders of acquired companies over the next four years. The Company cannot currently estimate the total amount of these payments, but anticipates that the cash generated by the operations of the acquired companies will provide a substantial part of the capital required to fund the earnout payments. The Company is actively seeking acquisition opportunities and management believes that the Company will complete several acquisitions during the balance of 1996 as attractive opportunities become available. The Company intends to use the remaining net proceeds of its recent stock offering (approximately $28.0 million at August 12, 1996) and to seek additional capital as necessary to fund other possible acquisitions through one or more funding sources that may include borrowings under the Credit Facility or offerings of debt or equity securities of the Company. In addition, the Company regularly evaluates its asset base and business mix and could elect to make changes in such in order to take advantage of attractive acquisition opportunities. Cash flow from operations, to the extent available, may also be used to fund a portion of these expenditures.

During the remainder of 1996, the Company expects to open four offices and convert five additional health care franchised operations to Company-operated locations. Start-up costs related to the opening of the new branches vary, but are expected to approximate $100,000 per branch. Costs for furniture, fixtures, and equipment are capitalized and depreciated, and other start-up costs are expensed as incurred. New Company-operated and licensed offices impose additional working capital requirements on the Company. In addition to opening new branches, the Company is in the process of purchasing and installing an accounting and financial information system and branch operating and paybill systems, portions of which are complete. The Company expects that its capital expenditures relating to these projects will aggregate $2.5 million during 1996 and 1997.

The Company believes that the remaining net proceeds from the offering of Common Stock, cash flow from operations, the current borrowing capacity under the existing Credit Facility and other available financing alternatives, including the possible syndication and enlargement of the Credit Facility, will be adequate to meet its presently anticipated needs for working capital, capital expenditures and acquisitions.


INFLATION

The effects of inflation on the Company's operation were not significant during the six months ended June 30, 1996.

PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The Company's annual meeting of shareholders was held on May 23, 1996. The matters voted upon at the meeting were proposals (1) to elect one director to serve a term of three years and (2) to ratify the selection of Arthur Andersen LLP as the Company's independent public accountants for fiscal 1996. Each of these proposals was approved by the following margins:

                                         Votes         Votes Against
         Proposal                         For           or Withheld
         --------                        -----         -------------
         Election of Director
         Michael P. Bernard            6,096,049          46,235




                                         Votes         Votes Against
         Proposal                         For           or Withheld         Abstentions
         --------                        -----         -------------        -----------
         Ratification of Selection
           of Independent Public
           Accountants                 6,105,288           2,600              34,396




ITEM 6. - Exhibits and reports on Form 8-K

(a) Exhibits - The exhibits filed with or incorporated by reference into this Form 10-Q are set forth in the Exhibit Index, which immediately precedes the exhibits to this report.

(b) Reports on Form 8-K - There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1996. On July 3, 1996, the Company filed a Current Report on Form 8-K dated June 18, 1996 (the "Report") to report the closing of the acquisition of Computer Resources Group, Inc. An Unaudited Pro Forma Balance Sheet as of March 31, 1996 and notes thereto and Unaudited Pro Forma Statements of Income for the year ended December 31, 1995 and the three-month period ended March 31, 1996 and notes thereto were filed with the Report by incorporation by reference of such financial statements from the Company's Registration Statement on Form S-1 (SEC File No. 333-04573).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PERSONNEL GROUP OF AMERICA, INC.
                                  (Registrant)



Date:    August 14, 1996          By: /s/ Edward P. Drudge Jr.
                                      ------------------------------------
                                      Edward P. Drudge Jr.
                                      Chief Executive Officer



Date:    August 14, 1996          By: /s/ Michael P. Bernard
                                      ------------------------------------
                                      Michael P. Bernard
                                      Chief Financial Officer and
                                      Treasurer

                                 EXHIBIT INDEX

                                                                         FILED HEREWITH(*),
                                                                                OR
                                                                          INCORPORATED BY
                                                                           REFERENCE FROM

                                                                              Previous
      Exhibit                                                                 Exhibit            Company Reg. No.
      Number                             Description                           Number               or Report
      ------                             -----------                          --------           ----------------
                          Amended and Restated Certificate of                   3.1                  33-95228
       3.1                Incorporation of the Company

       3.2                Amended and Restated Bylaws of the                    3.2                  33-95228
                          Company

       4.0                Specimen Stock Certificate                            4.0                  33-95228

       4.1                Rights Agreement between the Company and              1                    0-27792
                          The First National Bank of Boston

      10.1                1995 Equity Participation Plan                       10.1             10-Q for quarter
                                                                                                  ended 9/30/95

      10.2                Management Incentive Compensation Plan               10.2             10-Q for quarter
                                                                                                  ended 9/30/95

      10.3#               Director and Officer Indemnification                 10.3              10-K for year
                          Agreement of James V. Napier                                           ended 12/31/95

      10.4                License Agreement between Adia Services,             10.4             10-Q for quarter
                          Inc., a California corporation ("Adia                                   ended 9/30/95
                          California") and StaffPLUS, Inc.

      10.5                License Agreement between Adia Services,             10.5             10-Q for quarter
                          Inc., a Delaware corporation ("Adia                                     ended 9/30/95
                          Delaware") and Nursefinders, Inc.

      10.6                Administrative Services Agreement between            10.6             10-Q for quarter
                          the Company and Adia California                                         ended 9/30/95

      10.7                Paybill Services Agreement between the               10.7             10-Q for quarter
                          Company and Adia California                                             ended 9/30/95

      10.8                Software License Agreement between the               10.8             10-Q for quarter
                          Company and Adia California                                             ended 9/30/95

      10.9                Employment Agreement between the Company             10.9             10-Q for quarter
                          and Edward P. Drudge, Jr.                                               ended 9/30/95

      10.10               Employment Agreement between the Company             10.10             10-Q for quarter
                          and Michael P. Bernard                                                  ended 9/30/95

      10.11               Employment Agreement between Adia                    10.13                 33-95228
                          Delaware, PFI Corp. and Richard L.
                          Peranton

      10.12               Employment Agreement between Adia                    10.14                 33-95228
                          California and Gene C. Wilson

      10.13               Employment Agreement between the Company             10.13              10-K for year
                          and Rosemary Payne-Harris                                               ended 12/31/95

                                                                         FILED HEREWITH(*),
                                                                                OR
                                                                          INCORPORATED BY
                                                                           REFERENCE FROM

                                                                              Previous
      Exhibit                                                                 Exhibit            Company Reg. No.
      Number                             Description                           Number               or Report
      ------                             -----------                          --------           ----------------
      10.14               Indemnification Agreement between the                10.14             10-Q for quarter
                          Company and Adia Delaware                                               ended 9/30/95

      10.15               Tax-Sharing Agreement between the                    10.15             10-Q for quarter
                          Company, Adia Delaware and Adia                                         ended 9/30/95
                          California

      10.16               Non-Qualified Profit-Sharing Plan                    10.16              10-K for year
                                                                                                  ended 12/31/95

      10.17               Revolving Credit Facility Loan Agreement             10.17             10-Q for quarter
                          between the Company and NationsBank of                                  ended 9/30/95
                          Texas, N.A.

      10.18               Amendment No. 1 to Revolving Credit                  10.18                333-04573
                          Facility Loan Agreement between the
                          Company and Nationsbank, N.A.

      10.19               Asset Purchase Agreement between the                 10.19                333-04573
                          Company and Judith Fox Staffing Companies

      10.20               Asset Purchase Agreement between the                 10.20                333-04573
                          Company and Computer Resources Group,
                          Inc.

      27                  Financial Data Schedule (for SEC use only).            *

# This Exhibit is substantially identical to Director and Officer
  Indemnification Agreements of the same date between the Company and the following individuals: Edward P. Drudge, Jr., Richard L. Peranton, Gene C. Wilson, Rosemary Payne-Harris, Michael P. Bernard, Kevin P. Egan, J. Roger King, Joyce G. Mazero and William Simione, Jr.