Form 10-Q
period 1996-09-29
PERSONNEL GROUP OF AMERICA INC
filed 1996-11-13
CIK 948850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934

                For the quarterly period ended SEPTEMBER 29, 1996

                                       OR

        [ ] Transition Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934

                   For the transition period from        to


                        Commission File Number 001-13956
                                               ---------

                        PERSONNEL GROUP OF AMERICA, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                          56-1930691
          (State or other jurisdiction of           (IRS Employer
           incorporation or organization)         Identification No.)

    6302 FAIRVIEW ROAD, SUITE 201   CHARLOTTE, NORTH CAROLINA         28210
    -----------------------------------------------------------------------
          (Address of principal executive offices)                (Zip Code)

                                (704) 442-5100
                       ---------------------------------
               (Registrant's telephone number including area code)

                                     None
                    ----------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes     [ ] No

    As of October 31, 1996 there were outstanding 12,031,310 shares of common stock, par value $.01 per share.

                        PERSONNEL GROUP OF AMERICA, INC.
                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

                PAGE
Item 1.  Financial Statements (unaudited)
          Consolidated Statements of Income                             1
          Consolidated Balance Sheets                                   2
          Consolidated Statements of Cash Flows                         3
          Notes to Consolidated Financial Statements                    4
Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 6

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                              12

                        PERSONNEL GROUP OF AMERICA, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                               SEPTEMBER 29,    OCTOBER 1,        SEPTEMBER 29,     OCTOBER 1,
                                              ------------------------------     ------------------------------
                                                   1996             1995              1996             1995
                                              -------------    -------------     -------------    -------------
Revenues:
    Commercial staffing services              $      51,885    $      36,784     $     136,288    $    $104,539
    Information technology services                  15,442           -                 16,863           -
    Health care services                             31,975           27,071            90,891           80,088
                                              --------------   --------------    -------------    -------------
       Total revenues                                99,302           63,855           244,042          184,627
                                              --------------   --------------    -------------    -------------

Expenses:
    Direct cost of services                          71,521           45,528           177,050          132,170
    Selling, general and administrative              18,174           12,758            45,408           38,254
    Depreciation and amortization                     1,521              913             3,498            2,777
    License fees                                      2,092            1,263             5,362            3,130
    Interest expense                                   (176)          -                     51           -
                                              -------------    -------------     -------------    -------------
       Total operating expenses                      93,132           60,462           231,369          176,331
                                              -------------    -------------     -------------    -------------


Income before income taxes                            6,170            3,393            12,673            8,296

Provision for income taxes                            2,595            1,396             5,358            3,534
                                              -------------    -------------     -------------    -------------

Net income                                    $       3,575    $       1,997     $       7,315    $       4,762
                                              =============    =============     =============    =============

Net income per share                          $        0.30    $       -         $        0.76    $       -
                                              =============    =============     =============    =============

Pro forma net income per share                $       -        $        0.25     $       -        $        0.60
                                              =============    =============     =============    =============

Weighted average number of shares
 outstanding                                         12,028            8,000             9,620            8,000
                                              =============    =============     =============    =============


          See accompanying notes to consolidated financial statements.

                       PERSONNEL GROUP OF AMERICA, INC.
                    UNAUDITED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 SEPTEMBER 29,         DECEMBER 31,
                                                                                     1996                 1995
                                                                               ---------------      ---------------
                            ASSETS

Current assets
   Cash and cash equivalents                                                   $        22,062      $         5,273
   Accounts receivable, net of allowance for doubtful accounts
    of $528 and $514 in 1996 and 1995, respectively                                     53,216               36,727
   Prepaid expenses and other current assets                                             2,917                1,889
   Deferred income taxes                                                                 3,775                3,347
                                                                               ---------------      ---------------
         Total current assets                                                           81,970               47,236

 Property and equipment, net                                                             5,786                3,602
 Excess of cost over fair value of net assets acquired, net                            120,161               50,091
 Other intangibles, net                                                                  3,006                1,056
 Other assets                                                                           10,954                  638
                                                                               ---------------      ---------------
         Total assets                                                          $       221,877      $       102,623
                                                                               ===============      ===============
                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                            $         1,359      $           222
   Accrued liabilities                                                                  26,942               16,269
   Notes payable                                                                         4,189              -
   Income taxes payable                                                                -                      1,776
                                                                               ---------------      ---------------
         Total current liabilities                                                      32,490               18,267

Long term notes payable                                                                  2,216              -
Deferred income taxes                                                                    8,209                8,370
                                                                               ---------------      ---------------
         Total liabilities                                                              42,915               26,637
                                                                               ---------------      ---------------
Commitments and contingencies                                                          -                    -

Shareholders' equity:
   Preferred stock, $.01 par value; shares authorized 5,000;
    no shares issued and outstanding                                                   -                    -
   Common stock $.01 par value; shares authorized 20,000;
    12,028 shares issued and outstanding                                                   120                   80
   Additional paid-in capital                                                          169,180               73,559
   Retained earnings                                                                     9,662                2,347
                                                                               ---------------      ---------------
         Total shareholders' equity                                                    178,962               75,986
                                                                               ---------------      ---------------
         Total liabilities and shareholders' equity                            $       221,877      $       102,623
                                                                               ===============      ===============



       See accompanying notes to these consolidated financial statements.

                       PERSONNEL GROUP OF AMERICA, INC.
               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                              NINE MONTHS ENDED
                                                                        SEPTEMBER 29,        OCTOBER 1,
                                                                      --------------       --------------
                                                                           1996                 1995
                                                                      --------------       --------------

Cash flows provided by (used in) operating activities:
   Net income                                                         $       7,315        $       4,762
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
      Depreciation and amortization                                           3,498                2,777
      Deferred income taxes, net                                               (456)                (203)
      Changes in assets and liabilities:
         Accounts receivable                                                (11,253)              (1,385)
         Prepaid expenses and other current assets                             (797)                (575)
         Other assets                                                          (343)                  52
         Accounts payable and accrued liabilities                             6,263                4,954
         Income taxes payable                                                (1,776)              -
         Other                                                                  (82)              -
                                                                      -------------        -------------
            Net cash provided by operating activities                         2,369               10,382

Cash flows used in investing activities:
   Purchases of property and equipment, net                                  (2,937)                (566)
   Acquisitions of subsidiaries, net of cash acquired                       (77,545)              -
                                                                      -------------        -------------
            Net cash used in investing activities                           (80,482)                (566)
                                                                      -------------        -------------


Cash flows provided by (used in) financing activities
   Sale of common stock, net of expenses                                     95,661               -
   Repayments of notes payable to bank                                      (30,758)              -
   Borrowings of notes payable to bank                                       29,999               -
   Distributions to Adia, net                                                -                    (7,351)
                                                                      -------------        -------------
            Net cash provided by (used in) financing activities              94,902               (7,351)
                                                                      -------------        -------------

            Net increase (decrease) in cash and cash equivalents             16,789                2,465

Cash and cash equivalents at beginning of period                              5,273                2,931
                                                                      -------------        -------------

Cash and cash equivalents at end of period                            $      22,062        $       5,396
                                                                      =============        =============



Supplemental disclosures of cash flow information:
   Cash payments during the period for:
      Income taxes                                                    $       6,599        $      -
      Interest                                                        $         178        $      -


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

In June 1996, the Company issued 4,025,000 shares of its common stock in an underwritten public offering (the "Secondary Offering") which raised approximately $96,000 for the Company. The proceeds from the Secondary Offering were used to repay outstanding borrowings under the Company's Credit Facility (See Note 3) and fund several of the Company's recent acquisitions (See Note 2).

The fiscal quarter ends on the Sunday nearest to September 30 or September 29 in 1996 and October 1 in 1995. Each fiscal quarter presented contained 13 weeks.

(2) ACQUISITIONS

During the nine months ended September 29, 1996, the following companies were acquired:

COMPANY                                                DATE ACQUIRED
Profile Temporary Services ("Profile")                 March, 1996
Allegheny Personnel Services ("Allegheny")             March, 1996
Judith Fox Staffing Companies ("Fox")                  May, 1996
Computer Resource Group, Inc. ("CRG")                  June, 1996
Broughton Systems, Inc. ("Broughton")                  July, 1996
Denver Temporary Services ("Denver Temp")              July, 1996
Command Technologies ("Command")                       July, 1996

In addition, the Company converted six formerly franchised Nursefinders offices in January, March, April and July (3) of 1996. These transactions as well as the above transactions will be collectively referred to as the "Transactions" of the "Acquired Companies." Profile, Allegheny, Denver Temp and Fox provide personnel staffing services to businesses, professional and governmental organizations. CRG, Command and Broughton are information technology services companies which provide a full range of computer consulting services. The Acquired Companies had combined annual revenues in 1995 of approximately $100,000.

The purchase price for the Transactions aggregated approximately $80,000, including direct acquisition costs but excluding certain contingent earnout payments. The acquisitions of Profile, CRG, Denver Temp and Command provide for additional purchase price consideration upon attainment of certain earnings targets for various periods during the next three years. Any additional consideration will be recorded as additional purchase price when paid and will increase the amount of excess of cost over fair value of net assets acquired. All of the Transactions have been accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the entities acquired were recorded at the estimated fair values at the dates of the acquisitions and the results of operations of the Acquired Companies have been included in the Company's consolidated results of operations from the date of the respective acquisitions. The excess purchase price over the estimated fair value of the net assets acquired was recorded and is being amortized on a straight-line basis over forty years. All of the Transactions except the CRG, Broughton, Denver Temp and Command acquisitions were primarily funded through borrowings under the Credit Facility. The CRG, Broughton and Denver acquisitions were funded through the use of net proceeds from the Secondary Offering.

The following table presents the Company's pro forma consolidated results of operations for the nine month periods ended September 29, 1996, and October 1, 1995, as if the Transactions had occurred on January 1, 1995:

                                             For the nine months ended
                                          September 29,      October 1,
                                              1996              1995
                                          --------------    -----------

           Revenues                             $285,713       $255,278
           Net income                              7,824          5,829
           Net Income per share                      .77            .73

Subsequent to September 29, 1996, the Company completed the acquisitions of Software Service Corporation in Atlanta, Georgia ("SSC") and BEST Consulting in Seattle, Washington ("BEST"). SSC and BEST are information technology services companies. The combined revenues for SSC and BEST approximated $66,000 for the year ended December 31, 1995. The Company purchased SSC and BEST in separate transactions for an aggregate of $100,300, paying an aggregate $85,800 at closing with the remaining $14,500 of this amount payable in installments over three years after closing. BEST may also receive additional consideration upon the attainment of certain earnings targets for the years ended December 31, 1996 and December 31, 1997 and for the 24-month period ended December 31, 1999. Any additional consideration for BEST will be payable on the March 1 subsequent to each period end. The Company funded the acquisitions of SSC and BEST primarily through borrowings under the Credit Facility (See Note 3) and through the use of net proceeds of the Secondary Offering.


(3) CREDIT FACILITY

On September 30, 1996, the Company entered into a three-year $100,000 revolving line of credit (the "Credit Facility") from a bank which replaced the previous $30,000 credit facility . In connection with the BEST and SSC acquisitions on September 30, 1996 the Company borrowed $66,235 under the facility. In addition, approximately $2.5 million of the Credit Facility has been used for the issuance of undrawn letters of credit to secure the Company's workers' compensation program. Borrowings under the Credit Facility bear interest, payable quarterly, at a rate equal to LIBOR plus a percentage corresponding to the Company's consolidated leverage ratio, as defined, or the lender's base rate, as defined, at the Company's option. The majority of the Company's borrowing under this facility currently bears interest at a rate equal to LIBOR plus 1.125%. The Credit Facility is secured by pledges of stock of the Company's subsidiaries and contains customary covenants such as the maintenance of certain financial ratios, minimum net worth and working capital requirements and a restriction on the payment of cash dividends on common stock. The Credit Facility also limits borrowing availability for acquisition-related purposes.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION AND OVERVIEW

The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included elsewhere in this report. The Company's fiscal year ends on the Sunday nearest to December 31 and the fiscal quarters end on the Sunday nearest to the end of the respective calendar quarters. The current fiscal period ended on September 29.

The Company provides personnel staffing services in selected markets throughout the United States to businesses, professional and governmental organizations, health care facilities, and individuals who require home health care and related services. The Company operates within one industry segment, and is organized into three divisions: the Commercial Staffing Division, which provides a wide variety of staffing services, the Information Technology Staffing Division, which provides personnel in a variety of computer-related disciplines, and the Health Care Staffing Division, which through Company-operated, franchised and licensed offices, provides home health care services and supplemental staffing for health care facilities. At September 29, 1996, the Commercial Staffing Division included 71 Company-operated offices doing business under 12 proprietary brands, the Information Technology Staffing Division operated 6 offices under 3 proprietary brands and the Health Care Staffing Division included 50 Company-operated, 34 franchised, and 16 licensed offices doing business under the Nursefinders brand.

The Company recognizes as revenues the amounts billed to clients of Company-operated and licensed offices. In these cases, the temporary worker is the Company's employee and all costs of employing the temporary worker are the responsibility of the Company and are included in direct cost of services. The Company remits monthly to licensees the gross profits of each licensed office less 7% of gross revenues, uncollectible receivables and certain other expenses of the licensed office. The Company also records a 5% royalty on gross revenues of franchised offices.

RECENT ACQUISITIONS

Since January 1, 1996, the Company has acquired four commercial staffing services companies and five information technology staffing services companies in a series of eight separate transactions. The Company acquired Allegheny Personnel Services ("Allegheny") and Profile Temporary Services ("Profile") in March 1996, Judith Fox Staffing Companies ("Fox") in May 1996, Computer Resource Group ("CRG") in June 1996, and Denver Temporary Services ("Denver Temp"), Command Technologies ("Command") and Broughton Systems, Inc. ("Broughton") in July 1996. Allegheny, Profile, Fox and Denver Temp are commercial staffing companies and CRG, Command and Broughton are information technology staffing companies. The combined revenues of these companies, excluding the Nursefinder conversions discussed below, for fiscal 1995 were approximately $85 million and the aggregate purchase price was approximately $70 million (including direct acquisition costs and excluding certain contingent earnout payments).

Subsequent to September 29, 1996, the Company completed the acquisitions of Software Service Corporation in Atlanta, Georgia ("SSC") and BEST Consulting in Seattle, Washington ("BEST"). SSC and BEST are information technology services companies which provide a full range of computer consulting services. With a total of 12 offices, SSC and BEST had combined revenues of approximately $66,000 for the year ended December 31, 1995. The Company purchased SSC and BEST in separate transactions for an aggregate of $100,300, paying an aggregate of $85,800 at closing with the remaining $14,500 of this amount payable in installments over three years after closing. BEST may also receive additional consideration upon the attainment of certain earnings targets for the years ended December 31, 1996 and December 31, 1997 and for the 24-month period ended December 31, 1999. Any additional consideration for BEST will be payable on the March 1 subsequent to each period end. The Company funded the acquisitions of SSC and BEST primarily through borrowings under the Credit Facility and through the use of net proceeds of the Secondary Offering.

Each of these acquisitions has been or will be accounted for using the purchase method of accounting. The results of the operations for each of the companies acquired have been included in the following discussion since the date of acquisition. In the future, the Company's revenues and expenses may be significantly affected by the number and timing of the opening or acquisition of additional offices. The timing of such expansion activities also can affect period-to-period comparisons.

FRANCHISE CONVERSIONS

During the nine months ended September 29, 1996, the Company converted six former Nursefinders franchise offices to Company-operated offices by acquiring the franchises from the franchises. The combined revenues of these six offices for the year ended December 31, 1995, were approximately $18 million. The Company recorded approximately $0.9 million in franchise fee revenue in 1995 relating to these offices.

RESULTS OF OPERATIONS

The staffing services business is subject to the seasonal impact of summer and holiday employment trends. Typically the second six months of the calendar year is more heavily affected as companies tend to increase their use of temporary personnel during this period. The staffing industry is also cyclical, but the Company believes that the broad geographic coverage of its operations and the diversity of the services it provides generally mitigates the adverse effects of economic cycles in a single industry or geographic region.

THREE MONTHS ENDED SEPTEMBER 29, 1996 VERSUS THREE MONTHS ENDED OCTOBER 1, 1995

         REVENUES

Total revenues for the three months ended September 29, 1996, increased 55.5% to $99.3 million from $63.9 million for the three months ended October 1, 1995. Commercial Staffing Division revenue grew 41.1%, of which 14.4% was primarily due to increases in billable hours and average hourly billing rates at existing operations as compared to the same period of the prior year. These changes were primarily attributable to an improvement in economic conditions which led to a higher demand for the Company's services, particularly the clerical and light technical services. The remainder of the increase was due to $9.8 million of revenues generated from this division's acquisitions during this period. The Information Technology Staffing Division revenues for the three-month period ended September 29, 1996 were $15.4 million, all of which were generated from businesses acquired since May 1996. During this period, the Health Care Staffing Division experienced a 18.1% increase in revenue (including franchise fees), which was attributable to increases in home health care visits and billing rates and approximately $4.5 million of revenue contributed from the conversion of six franchised operations to Company-operated locations during 1996.

During the three-month period ended September 29, 1996, the Company's Commercial Staffing Division added one office through its acquisition of Denver Temp and the Information Technology Staffing Division added two offices through its acquisitions of Command and Broughton. Through the Company's acquisitions of SSC and BEST on September 30, this division added another 12 offices. Also during the third quarter, the Health Care Staffing Division had a net increase of two Company-operated offices, converted three franchised offices to Company-operated offices and converted one Company-operated office to a franchised office.

         DIRECT COST OF SERVICES

Direct costs, consisting of payroll and related expenses of temporary workers, increased 57.1% to $71.5 million for the three months ended September 29, 1996, from $45.5 million for the three months ended October 1, 1995, primarily due to increases in revenues during this period. Direct costs of services as a percentage of revenues increased to 72.0% during the three months ended September 29, 1996, from 71.3% during the same period of the prior year. This increase reflects the reclassification of certain non-billable administrative costs related to the Medicare program as direct costs of patient services in 1996. On a combined basis, direct cost of services and selling, general and administrative expenses before license fees as a percentage of revenues decreased to 90.3% for the three months ended September 29, 1996 from 91.3% for the same period of the prior year.

         OTHER OPERATING EXPENSES

Other operating expenses, consisting of selling, general and administrative expenses, depreciation and amortization expense and license fees, increased 45.9% to $21.8 million for the three months ended September 29, 1996, from $14.9 million for the three months ended October 1, 1995. As a percentage of revenues, selling, general and administrative expenses decreased to 18.3% for the three months ended September 29, 1996 from 20.0% for the same period of the prior year primarily due to the treatment of the non-billable administrative cost related to the Medicare program as discussed above. Depreciation and amortization expense recognized during the three months ended September 29, 1996, increased to 1.5% of revenues from 1.4% of revenues for the same period of the prior year due to the amortization related to acquisitions completed during 1996. License fees increased by $0.8 million due to increased revenues from the licensed offices and an increase in the number of licensed offices as compared to the same period of the prior year.

         INCOME TAX EXPENSE

For the three months ended September 29, 1996, the effective tax rate increased to 42.1% from 41.1% for the comparable period of the prior year. The increase is primarily attributable to an increase in nondeductible intangible amortization expense relative to pretax income for the period.

         NET INCOME

Net income increased 79.0% to $3.6 million, or 3.6% of revenue, for the three months ended September 29, 1996 from $2.0 million, or 3.1% of revenue, for the three months ended October 1, 1995, due to the factors discussed above.

NINE MONTHS ENDED SEPTEMBER 29, 1996 VERSUS NINE MONTHS ENDED OCTOBER 1, 1995

         REVENUES

Total revenues increased 32.2% to $244.0 million for the nine months ended September 29, 1996, from $184.6 million for the nine months ended October 1, 1995. Commercial Staffing Division revenue grew 30.4%, of which 13.0% was primarily due to increases in billable hours and average hourly billing rates at existing operations as compared to the same period of the prior year. The remainder was due to approximately $18.2 million of revenues generated by this division's acquisitions during this period. The Information Technology Staffing Division revenues for the nine-month period ended September 29, 1996 were $16.9 million, all of which were generated from businesses acquired during this period. During this period, the Health Care Staffing Division experienced a 13.5% increase in revenues (including franchise fees), which was attributable to increases in home health care visits and billing rates and the conversion of six franchised offices to Company-operated locations.

         DIRECT COST OF SERVICES

Direct costs, consisting of payroll and related expenses of temporary workers, increased 34.0% to $177.1 million for the nine months ended September 29, 1996, from $132.2 million for the nine months ended October 1, 1995. Direct cost of services as a percentage of revenue increased to 72.6% during the nine months ended September 29, 1996, from 71.6% during the same period of the prior year. This increase reflects the reclassification of certain non-billable administrative costs related to the Medicare program as direct costs of patient services in 1996. On a combined basis, direct cost of services and selling, general and administrative expenses before license fees as a percentage of revenues decreased to 91.2% for the nine months ended September 29, 1996 from 92.3% for the same period of the prior year.

         OTHER OPERATING EXPENSES

Other operating expenses, consisting of selling, general, and administrative expenses, depreciation and amortization expenses and license fees, increased 22.9% to $54.3 million for the nine months ended September 29, 1996, from $44.2 million for the nine months ended October 1, 1995. As a percentage of revenues, selling, general and administrative expenses decreased to 18.6% for the nine months ended September 29, 1996, from 20.7% for the same period of the prior year due primarily to the treatment of non-billable administrative cost related to the Medicare program as discussed above. Depreciation and amortization expense recognized during the nine months ended September 29, 1996, decreased to 1.4% of revenues from 1.5% of revenues for the same period of the prior year primarily due to the completion of the amortization of certain intangibles early in 1995 and increased revenues offset somewhat by acquisitions completed during the first nine months of 1996. License fees increased by $2.2 million due to increased revenues from existing licensed offices and an increase in the number of licensed offices.

         INCOME TAX EXPENSE

For the nine months ended September 29, 1996, the effective tax rate decreased slightly to 42.3% from 42.6% for the comparable period of the prior year. The Company's effective tax rate is higher than the U. S. federal statutory rate of 35.0% primarily due to the amortization of certain goodwill that is not deductible for tax purposes and state income taxes.

         NET INCOME

Net income increased 53.6% to $7.3 million, or 3.0% of revenue, for the nine months ended September 29, 1996, from $4.8 million, or 2.6% of revenue, for the nine months ended October 1, 1995, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal uses of cash are to finance receivables and fund capital expenditures and acquisitions. The Company pays wages to its employees on a weekly basis and, in the Health Care Staffing Division, makes payments to vendors under its SingleSource program on a monthly basis. However, receivables for the Commercial Staffing Division, the Information Technology Staffing Division and the Health Care Staffing Division remain outstanding an average of 43, 51 and 61 days, respectively, after billing. Health care receivables are generally paid by insurance companies and governmental agencies and therefore tend to be outstanding longer than commercial receivables. Due to these timing differences, if home health care revenues as a percentage of total revenues increase, average days receivable outstanding would increase accordingly. In the aggregate, days sales outstanding were 50 at September 29, 1996, and 49 at December 31, 1995.

Cash flows provided by operating activities amounted to $2.4 million for the nine-months ended September 29, 1996, compared to $10.4 million for the nine months ended October 1, 1995. Cash used for investing activities increased to $80.5 million for the nine-months ended September 29, 1996, from $0.6 million for the nine months ended October 1, 1995, reflecting the Company's acquisitions completed through September 29, 1996 and additions to property and equipment. Cash flows from financing activities during the same period approximated $94.9, primarily reflecting the net proceeds from the issuance of 4,025,000 shares of the Company's common stock in an underwritten public offering completed in June 1996. The Company made distributions to its former parent company of $7.4 million for the nine months ended October 1, 1995, in accordance with its normal policies as a wholly owned subsidiary of that company. No such distributions have been made with respect to revenues subsequent to the Company's initial public offering in September 1995.

The Company's primary capital expenditure requirements relate to the acquisition of staffing services businesses. Since January 1, 1996, the Company has made cash payments of approximately $166 million for acquisitions of staffing services businesses. The Company is also obligated under certain acquisition agreements to repay during the next three years seller notes of approximately $21 million and to make earnout payments to former stockholders of acquired companies over the next three years which could aggregate as much as $6 million. The Company anticipates that the cash generated by the operations of the acquired companies will provide a substantial part of the capital required to fund the seller notes and earnout payments. The Company is actively seeking acquisition opportunities and management believes that the Company will complete several acquisitions over the next six months as attractive opportunities become available. The Company intends to seek additional capital as necessary to fund other possible acquisitions through one or more funding sources that may include borrowings under the Credit Facility described below or offerings of debt or equity securities of the Company. In addition, the Company regularly evaluates its asset base and business mix and could elect to make changes in order to take advantage of attractive acquisition opportunities. Cash flow from operations, to the extent available, may also be used to fund a portion of these expenditures.

On September 30, 1996, the Company entered into a bank loan agreement for a three-year, $100 million revolving line of credit (the "Credit Facility").
This facility replaces the previous $30 million credit facility. There were no borrowings outstanding under the previous facility at September 29, 1996, but, approximately $2.5 million of the previous facility had been used for the issuance of undrawn letters of credit to secure the Company's workers' compensation programs, and the same amount continues to be used for such purpose under the Credit Facility. On September 30, 1996, the Company completed the acquisitions of SSC and BEST in separate transactions and borrowed $66.3 million under the Credit Facility to consummate those transactions. Borrowings under the Credit Facility bear interest, payable quarterly, at a rate equal to LIBOR plus a percentage corresponding to the Company's consolidated leverage ratio, as defined, or the lender's base rate, as defined, at the Company's option. The majority of the Company's borrowings under this facility currently bears interest at a rate equal to LIBOR plus 1.125%. The Credit Facility is secured by pledges of the stock of the Company's subsidiaries and contains customary covenants such as the maintenance of certain financial ratios, minimum net worth and working capital requirements and a restriction on the payment of cash dividends on common stock. The Credit Facility also limits borrowing availability for acquisition-related purposes.

During the remainder of 1996, the Company expects to open two offices in the commercial staffing division. Start-up costs related to the opening of the new branches vary, but are expected to approximate $100,000 per branch. Costs for furniture, fixtures, and equipment are capitalized and depreciated, and other start-up costs are expensed as incurred. New Company-operated and licensed offices impose additional working capital requirements on the Company. In addition to opening new branches, the Company is in the process of purchasing and installing an accounting and financial information system and branch operating and paybill systems, portions of which are complete. The Company expects that its capital expenditures relating to these projects will aggregate $1.5 million during the balance of 1996 and 1997.

The Company believes that cash flow from operations, the current borrowing capacity under the existing Credit Facility and other available financing alternatives will be adequate to meet its presently anticipated needs for working capital, capital expenditures and acquisitions.

INFLATION

The effects of inflation on the Company's operation were not significant during the nine months ended September 29, 1996.

PART II - OTHER INFORMATION

ITEM 6. - Exhibits and reports on Form 8-K

(a) Exhibits - The exhibits, which are filed with or incorporated by reference into this form 10-Q are set forth in the Exhibit Index, which immediately precedes the exhibits to this report.

(b) Reports on Form 8-K - On July 3, 1996, the Company filed a Current Report on Form 8-K dated June 18, 1996 (the "Report") to report the closing of the acquisition of Computer Resource Group, Inc. An Unaudited Pro Forma Balance Sheet as of March 31, 1996 and notes thereto and Unaudited Pro Forma Statements of Income for the year ended December 31, 1995 and the three-month period ended March 31, 1996 and notes thereto were filed with the Report by incorporation by reference of such financial statements from the Company's Registration Statement on Form S-1 (SEC File No. 333-04573).

In addition, on October 15, 1996, the Company filed a Current Report on Form 8-K dated September 30, 1996 to report the closing of the acquisition of Best Consulting and to include the historical financial statements required to be filed with such Report. On November 12, 1996, the Company filed an amendment to such Report on Form 8-K/A to include the pro forma financial information required to be filed with the Report.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PERSONNEL GROUP OF AMERICA, INC.
                                          (Registrant)



Date:    November 12, 1996                By: /s/ EDWARD P. DRUDGE Jr.
                                              ---------------------------------
                                                Edward P. Drudge Jr.
                                                Chief Executive Officer



Date:    November 12, 1996                By: /s/ MICHAEL P. BERNARD
                                              ---------------------------------
                                                Michael P. Bernard
                                                Chief Financial Officer and
                                                Treasurer

                                 EXHIBIT INDEX

                                                     Filed Herewith (*),
                                                     or Incorporated by
                                                       Reference from

                                                                                 Company
                                                          Previous               Reg. No.
Exhibit                                                    Exhibit                  or
Number              Description                            Number                 Report
------              -----------                           --------               -------
 3.1      Amended and Restated Certificate of                3.1                 33-95228
          Incorporation of the Company

 3.2      Amended and Restated Bylaws of the                 3.2                 33-95228
          Company

 4.0      Specimen Stock Certificate                         4.0                 33-95228

 4.1      Rights Agreement between the Company and           1                    0-27792
          The First National Bank of Boston

10.1      1995 Equity Participation Plan                    10.1             10-Q for quarter
                                                                              ended 9/30/95

10.2      Management Incentive Compensation Plan            10.2             10-Q for quarter
                                                                              ended 9/30/95

10.3#     Director and Officer Indemnification              10.3              10-K for year
          Agreement of James V. Napier                                        ended 12/31/95

10.4      License Agreement between Adia                    10.4             10-Q for quarter
          Services Inc., a California corporation                             ended 9/30/95
          ("Adia California") and StaffPLUS, Inc.

10.5      License Agreement between Adia                    10.5             10-Q for quarter
          Services, Inc., a Delaware corporation                              ended 9/30/95
          ("Adia Delaware") and Nursefinders, Inc.

10.6      Administrative Services Agreement between         10.6             10-Q for quarter
          the Company and Adia California                                     ended 9/30/95

10.7      Paybill Services Agreement between the            10.7             10-Q for quarter
          Company and Adia California                                         ended 9/30/95

10.8      Software License Agreement between the            10.8             10-Q for quarter
          Company and Adia California                                         ended 9/30/95

10.9      Employment Agreement between the                  10.9             10-Q for quarter
          Company and Edward P. Drudge, Jr.                                   ended 9/30/95

10.10     Employment Agreement between the                  10.10            10-Q for quarter
          Company and Michael P. Bernard.                                     ended 9/30/95

10.11     Employment Agreement between Adia                 10.13                33-95228
          Delaware, PFI Corp. and Richard L.
          Peranton

10.12     Employment Agreement between Adia                 10.14                33-95228
          California and Gene C. Wilson

10.13     Employment Agreement between the                  10.13              10-K for year
          Company and Rosemary Payne-Harris                                   ended 12/31/95

10.14     Indemnification Agreement between the             10.14            10-Q for quarter
          Company and Adia Delaware                                           ended 9/30/95

10.15     Tax-Sharing Agreement between the                 10.15            10-Q for quarter
          Company, Adia Delaware and Adia                                     ended 9/30/95
          California

10.16     Non-Qualified Profit-Sharing Plan                 10.16            10-K for year
                                                                             ended 12/31/95

10.17     Credit Agreement among the Company, the             *
          subsidiaries of the Company from time to
          time party thereto, the several Lenders
          from time to time party thereto and
          NationsBank, N.A., as Agent

10.18     Asset Purchase Agreement between the              10.19               333-04573
          Company and Judith Fox Staffing
          Companies

10.19     Asset Purchase Agreement between the              10.20               333-04573
          Company and Computer Resources Group,
          Inc.

10.20     Asset Purchase Agreement between the               2                  8-K dated
          Company and Business Enterprise Systems                                9/30/96
          and Technology, Inc. and the individuals
          named therein



# This Exhibit is substantially identical to Director and Officer
  Indemnification Agreements of the same date between the Company and the following individuals: Edward P. Drudge, Jr., Richard L. Peranton, Gene C. Wilson, Rosemary Payne-Harris, Michael P. Bernard, Kevin P. Egan, J. Roger King, Joyce G. Mazero (Retired Director) and William Simione, Jr.