Form 10-K405
period 1996-12-29
PERSONNEL GROUP OF AMERICA INC
filed 1997-02-28
CIK 948850

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------
                                    FORM 10-K
                                -----------------
(Mark One)
[X]

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 29, 1996
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from _______________ to _____________

                        Commission file number 001-13956

                        PERSONNEL GROUP OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

                        Delaware                                                             56-1930691
--------------------------------------------------------------                   -----------------------------------
(State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification No.)

                6302 Fairview Road, Suite, 201
                   Charlotte, North Carolina                                                    28210
--------------------------------------------------------------                   ------------------------------------
           (Address of principal executive offices)                                          (Zip Code)

                                 (704) 442-5100
                               ------------------
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.10 par value
                          ----------------------------
                                (Title of Class)

                               ------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of February 14, 1997, computed by reference to the closing sale price on such date, was $291,578,193. (For purposes of calculating this amount only, all directors, executive officers and greater than 10% shareholders of the registrant are treated as affiliates.) As of the same date, 12,074,355 shares of Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's definitive Proxy Statement pertaining to the 1997 Annual Meeting of Shareholders ("the Proxy Statement") filed with the Commission pursuant to Regulation 14A are incorporated herein by reference into Part III.

================================================================================

                                   PART I.

ITEM 1. BUSINESS

         Personnel Group of America, Inc. (the "Company"), is a leading provider of personnel staffing services to businesses, professional and governmental organizations. The Company is organized into three Divisions, Commercial Staffing, Information Technology and Health Care Services, and operates in strategic markets throughout the United States. The Company's staffing services include temporary staffing, placement of full time employees, on-site management of temporary employees, training and testing of temporary and permanent workers and information technology consulting. At February 14, 1997, the Company operated through a network of 141 Company-operated, 34 franchised and 17 licensed offices in 37 states and the District of Columbia. Each of the Company's offices does business under established brand names, most of which have been continuously in use for more than 16 years.

         The Commercial Staffing Division offers a wide variety of temporary office and clerical services to more than 10,000 organizations nationwide. This division also provides light technical and light industrial services to its customers, but these services typically account for less than 25% of the division's total revenues. The Information Technology Division offers information technology professionals and consulting services in a range of computer-related disciplines. The Health Care Services Division provides health care personnel to supplement the staffing needs of hospitals, nursing homes and other health care facilities and home health care services and related products to individuals. For the year ended December 29, 1996 on a pro forma basis, the Commercial Staffing, Information Technology and Health Care Services Divisions represented approximately 43%, 30% and 27%of the Company's total revenues, respectively.

         The Company reviews acquisition opportunities in the ordinary course of business and completed the acquisition of nine companies in eight transactions in 1996. Four of the companies acquired in 1996 are in the commercial staffing business and five are in the information technology business. These companies had pro forma revenues of approximately $180.0 million in 1996. The Health Care Services Division also converted six franchised offices in 1996 (which had pro forma 1996 revenues of approximately $16.8 million) into Company-operated branches.

         Since December 29, 1996, the Company has completed the acquisitions of Word Processing Professionals, Inc. ("Word Processing Professionals") in New York, New York and Energetix, Inc. ("Energetix") in Chicago, Illinois. Word Processing Professionals, acquired on January 3, 1997, provides word processing and desktop publishing services to professional services firms and financial institutions in mid-town Manhattan. Energetix, acquired on February 3, 1997, provides information technology staffing services to a variety of clients in the Chicagoland area. These companies had combined revenues in excess of $13.0 million in 1996.

         The Company endeavors to protect its intellectual property rights and has obtained registrations in the United States of certain of the trademarks, trade names and service marks that appear in this report.

COMMERCIAL STAFFING DIVISION

         At February 14, 1997, the Company operated its Commercial Staffing Division ("Commercial Staffing") through 73 offices. Commercial Staffing provides temporary personnel who perform general office and administrative services, word processing and desktop publishing, office automation, records management, production/assembly/distribution, telemarketing and other staffing services. Certain of Commercial Staffing's offices also provide full-time placement and payrolling services. Payrolling services entail employment by Commercial Staffing of individuals recruited by a customer on a fee basis.

         Operations

         Commercial Staffing markets its staffing services to local and regional clients through its network of offices across the United States. The marketing efforts of Commercial Staffing are decentralized and capitalize on long-standing business relationships with the clients of Commercial Staffing's companies and their established brand names, most of which have been in use for more than 16 years. The following table sets forth information at February 14, 1997 on the names, markets, number of offices and dates founded of Commercial Staffing's brands:

                                                                                     NUMBER OF          DATE
                NAME                   MARKETS                                       OFFICES(1)       FOUNDED
                ----                   -------                                       ----------       -------

Abar Staffing                          San Francisco Bay Area, CA                         6             1954

Allegheny Personnel (2)                Pittsburgh, PA                                     4             1972

Denver Temporaries (2)                 Denver, CO                                         2             1978

FirstWord Staffing Services            Dallas, TX                                         7             1978

Judith Fox Staffing Companies (2)      Richmond and Charlottesville, VA                   3             1978
                                       New York, NY

Profile Temporaries (2)                Loop Area of Chicago, IL                           1             1979

Staffinders Personnel                  Houston, TX                                        3             1983

Temp Connection                        New York and Long Island, NY                       2             1982

TempWorld                              Atlanta, GA                                       15             1980
                                       Birmingham, AL
                                       Washington, DC

Thomas Staffing                        Los Angeles/Orange County, CA                     21             1969
                                       Riverside/San Bernardino, CA
                                       San Diego, CA

West Personnel Service                 North and West Suburban Chicago, IL                6             1954

Word Processing Professionals(3)       New York, NY                                       1             1982

Word Processors Personnel Services     Atlanta, GA                                        2             1978
---------------


(1)      Does not include vendor-on-premises locations at customer sites.
(2) Allegheny and Profile were acquired by the Company in March 1996, Judith Fox was acquired in May 1996 and Denver Temporaries was acquired in July 1996.
(3)      Word Processing Professionals was acquired by the Company in January
         1997.

         Commercial Staffing strives to satisfy the needs of its customers by providing customized services, such as on-site workforce management and full-time placement services. The flexibility of Commercial Staffing's decentralized organization allows it to tailor its operations to meet local client requirements. For example, certain clients are provided with customized billings, utilization reports and safety awareness and training programs.

         To meet the growing demand in the staffing services business for on-site management capability, Commercial Staffing offers SourcePLUS, its customized on-site temporary personnel management system. SourcePLUS places an experienced staffing services manager at the client facility to provide complete staffing support. This program facilitates client use of temporary personnel and allows the client to outsource a portion of its personnel responsibility to Commercial Staffing's on-site representative, who gathers and records requests for temporary jobs from client department heads and then fulfills client requirements. These Commercial Staffing representatives can also access Commercial Staffing's systems through on-site personal computers.

         Commercial Staffing's full-time placement services provide traditional staff selection and recruiting services to its clients. In addition to recruiting employees through referrals, Commercial Staffing places advertisements in local newspapers to recruit employees for specific positions at client companies. Commercial Staffing utilizes its expertise and selection methods to evaluate the applicant's credentials. If the applicant receives and accepts a full-time position at the client, Commercial Staffing charges the employer a one-time fee, generally based on the annual salary of the employee.

         In order to maintain a consistent quality standard for all its temporary employees, Commercial Staffing uses a comprehensive automated system to screen and evaluate potential temporary personnel, make proper assignments and review a temporary employee's performance. Commercial Staffing uses the QuestPLUS System to integrate the results of their skills testing with personal attributes and work history and automatically matches available candidates with customer requirements.


         Sales and Marketing

         Commercial Staffing has implemented a business development program to target potential customers with temporary staffing needs and to maintain and expand existing customer relationships. Commercial Staffing obtains new clients primarily through personal sales presentations and referrals from other clients of the Commercial Staffing and the Information Technology Division and supports its sales efforts with telemarketing, direct mail solicitation and advertising in a variety of local and national media, including the Yellow Pages, newspapers, magazines and trade publications.

         Commercial Staffing devotes the majority of its selling efforts to the local and regional operations of a wide variety of businesses (including a number of Fortune 500 companies) and to other potential customers that it has identified as consistent users of temporary staffing services. Local and regional accounts are characterized by shorter sales cycles and higher gross margins. Commercial Staffing generally does not seek any national account agreements, but does provide services to a wide variety of customers with national and international businesses. Bids for large user accounts and the provision of services to clients with multiple location requirements are coordinated at the Company's headquarters.

         The commercial staffing business is subject to the seasonal impact of summer and holiday employment trends. Typically, the second half of the calendar year is more heavily affected, as companies tend to increase their use of temporary personnel during this period. While the commercial staffing industry is cyclical, the Company believes that the broad geographic coverage of its operations and the diversity of the services it provides (including its emphasis on high-end white collar clerical workers) generally mitigates the adverse effects of economic cycles in a single industry or geographic region.

INFORMATION TECHNOLOGY DIVISION

         The Company's Information Technology Division (the "IT Division") provides information technology professionals and consulting services through 19 offices in 13 states. The IT Division employed approximately 1,750 consultants at February 14, 1997, of which approximately 50% were salaried employees and 50% were hourly.

         The IT Division was created in 1996 following the acquisition by the Company of five companies in the information technology services business. The IT Division provides skilled personnel, such as programmers, systems designers, LAN administrators, systems integrators, helpdesk staff and other technology specialists, to a wide variety of clients, typically on an as-needed time and materials basis. The IT Division's staffing services include providing individuals or teams of computer professionals to corporations and other organizations that need assistance with project management, analysis, systems design, programming, maintenance, testing and special technologies for short-term and long-term information technology projects. These services encompass a wide variety of tasks, ranging from management of all aspects of project management services or the implementation of turnkey systems to the fulfillment of temporary staffing needs for technology projects. The IT Division also provides information technology outsourcing services for long-term information technology projects.

         Selected offices in the IT Division also provide complementary or stand-alone consulting services in the information technology area, again typically on a time and materials basis. For example, BEST Consulting's NewTec division works with clients, chief executive officers and other executives interested in alternatives to outsourcing their internal information technology organization, as well as implementing complex systems integration solutions, and offers a broad range of consulting services, including systems development projects and client/server networks that span mainframe, mid-range and desktop systems. These services are provided at the client's site or at NewTec's off-site development center. Other IT Division companies also provide consulting services to supplement their staffing services offerings.

         Operations

         The following table sets forth information at February 14, 1997 on the names, markets, number of offices, dates formed and dates acquired of the IT Division companies:

                                                                       NUMBER OF        DATE        DATE
              NAME                MARKETS                               OFFICES        FORMED     ACQUIRED
              ----                -------                               -------        ------     --------
BEST Consulting                   Seattle and Olympic WA                   10           1990     Sept. 1996
                                  Portland, OR
                                  Salt Lake City, UT
                                  Boise, ID
                                  Sacramento, CA
                                  Phoenix, AZ
                                  Minneapolis, MN
                                  Las Vegas and Reno, NE

Broughton Systems                 Richmond, VA                             1            1981      July 1996

Command Technologies              Denver, CO                               1            1978      July 1996

Computer Resources Group          San Francisco,                           4            1972      June 1996
                                  Sacramento and Santa Clara, CA
                                  Salt Lake City, UT

Energetix                         Chicago, IL                              1            1988      Feb. 1997

Software Service Corp.            Atlanta, GA                              2            1990     Sept. 1996
                                  Birmingham, AL


         Sales and Marketing

         The IT Division has developed a sales and marketing strategy that focuses on both regional and local accounts, and is implemented in a decentralized manner through its various branch locations. Accounts are targeted by account managers at the branch offices permitting the IT Division to capitalize on the brand names of the companies in the IT Division and the local expertise and established relationships of its branch office employees. Such accounts are solicited through personal sales presentations, telephone marketing, direct mail solicitation, referrals from clients and other companies in the IT and Commercial Staffing Divisions and advertising in a variety of local and national media. These advertisements appear in the Yellow Pages, newspapers and trade publications. Local employees are also encouraged to be active in civic organizations and industry trade groups to facilitate the development of new customer relationships.

HEALTH CARE SERVICES DIVISION

         The Company's Health Care Services Division ("Nursefinders") operates under one brand name and provides health care staffing services through 49 Company-operated, 34 franchised and 17 licensed locations at February 14, 1997. Nursefinders provides home care services to individuals and health care personnel for supplemental staffing to hospitals, nursing homes and other health care institutions. The Company believes that Nursefinders is one of the largest national providers of home nursing care services in terms of revenue and number of offices. The Company also believes Nursefinders is the largest provider of supplemental staffing services to health care institutions.

         Nursefinders provides a wide range of licensed and trained personnel such as registered nurses and licensed practical/vocational nurses, nursing assistants and technicians, certified aides and companions. Registered nurses and licensed practical/vocational nurses perform skilled procedures for patients in the home or in an institutional setting, including nursing assessment and evaluation, medication administration, infusion therapy, complex therapeutic treatments and case management. Nursing assistants and technicians perform personal care and simple procedures for patients in institutional staffing settings. Home health and personal care aides provide basic personal care, feeding, dressing and assisting with activities of daily living to the homebound patient. Companions assist home care patients with meal preparation, shopping and other light housekeeping tasks. Institutional staffing and home care services are also provided by physical, occupational, speech and respiratory therapists and medical social workers. For the year ended December 29, 1996, approximately 66% of Nursefinders' revenues were derived from providing home health care services, with the balance derived from health care staffing services provided to hospitals and other institutions and from franchise fees.


         Operations

         The Nursefinders brand name has been in use for more than 18 years, and Nursefinders is recognized as a leading provider of home health care staffing and related services. Nursefinders' local managers have the flexibility of determining staff selection, compensation, business mix, marketing and pricing, which allows each Nursefinders office to respond to local competitive conditions. Most health care staffing services are purchased at the local level, and Nursefinders' established reputation has resulted in ongoing referrals in the communities it serves.

         Nursefinders maintains and monitors compliance with precise quality assurance standards for all of its Company-operated, franchised and licensed offices. The Company believes these policies and procedures comply with all local, state and federal regulations for hiring criteria, training programs and patient care delivery systems. Nursefinders has applied for, and has received for certain locations, accreditation for Company-operated, franchised and licensed offices by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). JCAHO is the recognized national accrediting authority for health care services, and by participating in the voluntary accreditation program, Nursefinders is able to better compete in the health care staffing market. JCAHO has determined that Nursefinders' policies meet JCAHO standards and began the compliance survey stage of the accreditation review during 1995.

         Nursefinders believes that in the provision of home health care the caregiver is the critical factor in (i) providing and assuring the quality of care, (ii) coordinating the effective utilization of all home health care services and products, and (iii) determining the frequency and level of patient health care intervention. Nursefinders monitors its home care services through close supervision and evaluation of patient care outcomes. Specific criteria are used in accepting and discharging patients so that Nursefinders can assure that patient needs are met in the home setting. Clinical documentation used in home care patient records meet professional standards of practice, and quarterly record reviews are performed by health care professionals to validate the quality and appropriateness of care.

         With managed care organizations focusing on cost containment, an increasing number of patients are being transferred from hospitals to lower cost care settings. Consequently, patients with increasingly complex needs are receiving care in their homes, and the number of patients requiring multiple services in the home is also increasing significantly. In order to meet this need, Nursefinders developed the SingleSource program, in which Nursefinders contracts with other providers of health care products and services to provide the full continuum of home health care needs. These services include skilled and non-skilled nursing care, IV therapy, respiratory, physical, occupational and speech therapies, home medical equipment and medical supplies. Nursefinders pays its personnel and subcontractors while billing third party payors at pre-negotiated rates. The Company believes that Nursefinders' ability to manage all aspects of home health care as a single source or full service provider with access to and supervision of home health care personnel positions it as a provider of choice with managed care organizations.

         Managed care and insurance companies are increasingly focusing their attention on disease states that are expensive to treat because of long hospital stays. Nursefinders has developed disease-specific early intervention programs to monitor, and reduce the need for hospitalization of, patients with diabetes, cancer, cardiovascular conditions and asthma. Nursefinders also is developing specialty programs to further address the desire of managed care organizations to reduce costs for psychiatric and pediatric care.

         In the midst of the changing health care legislative and regulatory environment, Nursefinders believes that participation in the Medicare program remains important. The trend towards home health care services has resulted in an increase in the portion of health care revenues being remitted through Medicare and Medicaid. Additionally, Nursefinders believes Medicare certification serves as a widely recognized indicator of quality and standing in local communities and is, therefore, important in obtaining desirable business from physicians, managed care organizations and certain other referral sources. At February 14, 1997, Nursefinders provided Medicare and Medicaid services through its Company-operated network of 28 Medicare- or Medicaid-certified locations. Additionally, six licensed offices and eight franchised offices are Medicare- and , in some cases, Medicaid-certified. For the year ended December 29, 1996, approximately 32%, 36% and 32% of Nursefinders' revenues were derived from private pay and other sources, the Medicare and Medicaid programs and supplemental staffing services, respectively. Nursefinders locations that are not certified cannot participate in the Medicare and Medicaid programs and instead derive all their revenues from supplemental staffing, private pay and other sources.

         Sales and Marketing

         Home health care staffing services are generally purchased at the local level, either by case managers on behalf of private insurers or by private individuals through referrals from physicians, health maintenance organizations or hospital discharge planners. Nursefinders' marketing efforts for health care services principally involve direct sales presentations to contract administrators, utilization review nurses, medical directors and case managers for managed health care programs, government agencies, social service agencies, physicians and their staffs, hospital discharge planners, nursing home supervisors, insurance company representatives and employers with self-funded employee health benefit programs. Nursefinders also advertises in local and national media, including the Yellow Pages, newspapers, magazines and trade publications. Nursefinders has longstanding relationships with clients from whom it receives referrals and with governmental social service agencies with which Nursefinders conducts business under non-exclusive contracts that generally are renewable automatically from year to year.

RECRUITING OF TEMPORARY EMPLOYEES

         The Company recruits its temporary employees and IT Division consultants through a recruiting program that primarily utilizes local and national advertisements. In addition, the Company has succeeded in recruiting qualified employees through referrals from its existing labor force. To encourage further referrals, certain of the companies in Commercial Staffing and IT Divisions have initiated policies whereby they pay referral fees to employees responsible for attracting new recruits. The Company interviews, tests, checks references and evaluates the skills of applicants for temporary employment, utilizing systems and procedures developed and enhanced over the years by the Company. Additionally, Nursefinders verifies that all of its health care providers maintain current licenses. In Commercial Staffing and at Nursefinders, temporary employees are employed by the Company on an as needed basis dependent upon client demand. These temporary employees are paid only for time they actually work.


         In the IT Division, the demand for technology consultants significantly exceeds supply. In an effort to attract a wide spectrum of employees, the Company offers a wide variety of employment options and training programs. The Company emphasizes the utilization of salaried full-time status for its consultants with the payment of annual salaries irrespective of assignment. In addition, the IT Division operates a number of formal and informal training programs to provide its consultants with access to and training in new software applications and a diverse mix of mainframe, client/server and personal computer technologies. The Company believes that these training initiatives have improved employee recruitment and retention, increased the technical skills of the IT Division's personnel and resulted in better service for the IT Division's clients.

ORGANIZATIONAL STRUCTURE

         The Company utilizes a combination of Company-operated and, at Nursefinders, franchised and licensed offices based on the characteristics of the particular market and the nature of services that the Company markets. At Nursefinders, the Company focuses its licensing and franchising activities in smaller and mid-sized markets. In larger markets, the Company employs a Company-operated branch strategy to permit existing supervisory, advertising, and administration expenses to be spread over a larger number of offices in close proximity. The Company believes that its franchise and license network is a benefit to Nursefinders because its franchises and licenses provide the Company with a substantial local market presence. The franchise and license network also provides Nursefinders with royalty and license fee income.

         Company-operated Offices

         Each Company-operated office reports to a manager who is responsible for day-to-day operations and the profitability of the office. Depending on, among other things, the number of Company-operated offices in a region, branch managers may report to regional managers, division vice presidents or division presidents. Branch and regional managers are given a high level of autonomy in making decisions about the operation of their principal region. The compensation of branch and regional managers includes bonuses generally based on the incremental year-to-year increase in profitability and is designed to motivate them to maximize the growth and profitability of their offices.

         Franchised Offices

         Prior to 1990, Nursefinders offered franchises for Nursefinders offices. Nursefinders has experienced a low turnover rate in its franchise operations, with an average tenure of franchise ownership of nine years and approximately 50% of franchisees operating more than one franchise. At February 14, 1997, Nursefinders' 12 franchisees operated 34 franchised offices.

         Nursefinders grants each franchisee the exclusive right to establish an office and provide Nursefinders' products and services within a designated geographic area using the Nursefinders trade names, service marks, advertising materials, sales programs, manuals and forms. Franchisees receive training from

Nursefinders, attend seminars, participate in marketing programs and utilize Nursefinders' sales literature. Nursefinders requires its franchisees to follow the basic procedures and standards established for its branch and licensed offices. Nursefinders assists its franchisees in obtaining business from its national and regional accounts. Nursefinders also makes available to each franchised office software used by its branch offices to assist in maintaining availability listings on temporary employees, scheduling employees, maintaining licensure and other information required by health care providers, and facilitating the payroll and billing functions.

         Franchisees operate their businesses autonomously within the framework of Nursefinders' policies and standards, and recruit, employ and pay their own employees. Each franchisee is responsible for screening and recruiting qualified temporary personnel, as well as obtaining clients. Nursefinders receives a royalty equal to 5% of each franchisee's sales. Franchisees pay Nursefinders an initial non-recurring franchise fee of $19,600 partially to cover screening, training and other start-up costs incurred by Nursefinders in establishing a franchised office. Franchise agreements are generally for a term of five years, but are cancelable by the franchisee upon specified prior notice, and renew at the option of the franchisee for successive five-year periods thereafter. Nursefinders may terminate a franchise if the franchisee fails to meet Nursefinders' standards or otherwise breaches the franchise agreement. In recent periods, termination of franchise agreements has not had a material adverse impact on the Company, but there can be no assurance that such terminations in future periods will not have a material adverse effect on Nursefinders' and the Company's results of operations, financial condition or business prospects.

         Licensed Offices

         In 1990, Nursefinders began granting licenses instead of franchises because it believed that the reduced capital requirements of a licensed office would be more attractive to a larger number of potential licensees and because it believed that the license arrangement afforded it better control over the quality of patient care. At February 14, 1997, the Company had 11 licensees operating 17 licensed offices.

         Licensees operate their businesses autonomously within the framework of Nursefinders' policies and standards, and recruit, employ and pay their own permanent employees. Licensees must maintain their own insurance coverage for the licensed office and its permanent employees, including workers' compensation, general liability and automobile liability insurance coverage. Licensees enjoy all the benefits afforded to franchisees. In addition, under the license agreements, Nursefinders employs all temporary employees, pays all payroll costs of employing the temporary employees, including workers' compensation and liability insurance and fidelity bonds, bills the customers and owns the receivables (with recourse to the licensee). The customers of the licensed operation belong to Nursefinders.

         Nursefinders records as revenues the amounts billed to clients of licensees, and the costs of wages and related benefits are recorded by Nursefinders as costs of services (the difference between revenues and cost of services being gross profit). Nursefinders remits monthly to licensees the gross profit of the licensed office less the sum of 7% of gross revenues, uncollectible receivables and certain other expenses of each licensed office.

         Licensees pay Nursefinders an initial non-recurring license fee of $19,600 partially to cover screening, training and other start-up costs incurred by Nursefinders in establishing a licensed office. License agreements are generally for a term of ten years and renew at the option of the licensee for successive five-year periods thereafter. Nursefinders may terminate a license if the licensee fails to meet Nursefinders' standards or otherwise breaches the agreement. To date, termination of license agreements has not had a material effect on the Company, but there can be no assurance that such terminations in future periods will not have a material adverse effect on Nursefinders' and the Company's results of operations, financial condition or business prospects.

AUTOMATED OPERATING SYSTEMS

         Commercial Staffing uses a number of automated systems to allow it to quickly and effectively measure the skills of the temporary employee candidates that make themselves available and to match skills with client requests. The ProficiencyPLUS program is designed to test specific computer-related skills by allowing the candidate to operate in the actual software program environment. The QuestPLUS system integrates the results of the Company's skills testing with personal attributes and work history and automatically matches available candidates with customer requirements. This system also allows the Company to track the performance of its temporary employees and provide quality reports to customers that document the level of the Company's performance. Nursefinders utilizes a similar automated operating system.

         The software used in the QuestPLUS system is owned by the Company's former parent. The Company has entered into an agreement to use the software for a monthly fee of approximately $13,600 through September 1997, with an option to extend for an additional year. During this period, the Company intends to replace the software with comparable software developed in connection with the implementation of the Company's new branch operating and paybill systems described below.

         The Company has entered into an agreement with a software company for new branch operating and paybill systems for Commercial Staffing, which will integrate the results of the Company's skills testing with personal attributes and work history and automatically match available candidates with customer requirements. The paybill processing system will provide payroll processing and customer invoicing. This new system will enhance the QuestPLUS system that is now utilized. Installation of the new system began in the second quarter of 1996 and is expected to be completed by the end of 1997.

         In the IT Division, the Company has entered into an agreement with a software company for a new branch operating system for the existing information technology companies. Installation of this new system is expected to begin in the first quarter of 1997 and be completed for the existing IT Division companies in 1998.

COMPETITION

         The United States staffing services market is highly competitive and highly fragmented, with more than 15,000 offices competing in the industry, and has limited barriers to entry. However, the commercial staffing, information technology staffing and health care staffing industries have been undergoing significant consolidation. The largest publicly owned companies specializing in personnel staffing services in the United States are Manpower Inc., Kelly Services, Inc., Adecco, Inc., The Olsten Corporation, AccuStaff, Incorporated, Interim Services Inc. and Norrell Corporation, all of which have greater marketing, financial and other resources than the Company.

         In the temporary staffing industry, competition generally is limited to firms with offices located within a customer's particular local market. In most major markets, competitors generally include many of the publicly traded companies and, in addition, numerous regional and local full-service and specialized temporary service agencies and health care providers, some of which may operate only in a single market.

         Since many clients contract for their staffing services locally, competition varies from market to market. In most areas, no single company has a dominant share of the market. Many client companies use more than one staffing services company, and it is common for large clients to use several staffing services companies at the same time. However, in recent years, there has been a significant increase in the number of large customers consolidating their temporary staffing purchases with a single supplier or with a small number of firms. The trend to consolidate temporary staffing purchases has in some cases made it more difficult for the Company to gain business from potential customers who have already contracted to fill their staffing needs with competitors of the Company. In other cases, the Company has been able to increase the volume of business with certain customers who choose to purchase staffing primarily from the Company.

         The competitive factors in obtaining and retaining clients include an understanding of clients' specific job requirements, the ability to provide appropriately skilled temporary personnel at the local level in a timely manner, the monitoring of quality of job performance and the price of services. The primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages and responsiveness to work schedules and the number of hours of work available. Management believes that it is highly competitive in these areas due to its focus on local markets and the autonomy given to its local management.

REGULATION

         Temporary employment service firms are generally subject to one or more of the following types of government regulation: (i) regulation of the employer/employee relationship between a firm and its temporary employees; (ii) registration, licensing, record keeping and reporting requirements; and (iii) substantive limitations on its operations. Staffing services firms are the legal employers of their temporary workers. Therefore, such firms are governed by laws regulating the employer/employee relationship, such as tax withholding or reporting, social security or retirement, anti-discrimination and workers' compensation.

         The Company's Health Care Services Division is subject to extensive government regulation under federal, state and local law, including licensing requirements, certificate of need requirements, Medicare and Medicaid certification requirements, reimbursement requirements, periodic examinations by government agencies, federal and state anti-fraud, anti-abuse and anti-kickback statutes and regulations, and federal and state laws prohibiting physician ownership or compensation arrangements with home health care agencies to which they refer patients for home health care services. Health care providers are also subject to extensive documentation requirements of government agencies and industry participants, such as insurance companies and managed care companies.

         The federal Medicare program in particular has come under renewed pressure recently to reduce costs. Legislative and administrative responses to these pressures have focused to date on the implementation of reductions in permitted allocations of general and administrative expenses as reimbursable shared costs under the Medicare program and on lower reimbursable cost limits generally. New HCFA instructions implemented in 1996 relating to the allocation of administrative costs could restrict the allocation of certain previously reimbursable shared costs under the program going forward. Additionally, the President's proposed fiscal year 1998 federal budget submitted to Congress in February 1997 could have the effect of further lowering reimbursable cost limits for home health agencies that are Medicare providers. These and other regulations could affect the ability of the Company to collect its fees for services provided. There can be no assurance that the Company will be able to continue to obtain or maintain the required governmental approvals or licenses, obtain reimbursement for its services or avoid compliance or other problems under applicable laws and regulations, or that changes in applicable laws or regulations will not have an adverse effect on its results of operations.

         Home health care providers are subject to certificate of need laws in 22 jurisdictions. Some jurisdictions require home health care service providers to have a certificate of need in order to be licensed to provide home health care services, including Medicare and Medicaid services, and other jurisdictions require a certificate of need only to provide Medicare home health care services. Certificate of need laws restrict the types of care that may be provided and can limit or eliminate a provider's ability to provide certain services, including home health care services, to establish or expand operations and to act as a Medicare or Medicaid provider. The process of obtaining a certificate of need can be costly and time consuming. The Company currently has no certificates of need, but offers certain services not restricted by certificate of need laws in some states which require certificates of need. Some states in which the Company does business are not currently granting additional certificates of need. Accordingly, such laws may render it more difficult for the Company to, or preclude the Company from, expanding the geographic scope of its home health care services.

           New York State requires the approval by the Public Health Council of the New York State Department of Health ("NYPHC") of any change in "the controlling person" of an operator of a licensed health care services agency (an "LHCSA") or any transfer, assignment or other disposition of the stock or voting rights thereunder which results in the change of ownership or control of more than 10% of the stock or voting rights thereunder of the LHCSA. "Controlling person" includes a person who either directly or indirectly possesses the ability to direct or cause the direction of the actions, management or policies of a person, whether through the ownership of voting securities or voting rights by contract or otherwise, and includes a parent corporation that possesses or will possess the ability to direct or cause the direction of the actions, management or policies of the LHCSA corporation that is the licensed home health care agency. Control of an entity is presumed to exist if any person directly or indirectly owns, controls or holds the power to vote 10% or more of the voting securities of such entity. A person seeking to become a controlling person of an operator of an LHCSA must file an application for prior approval from NYPHC. The Company has one office in New York State which is an LHCSA and which is Medicaid certified. Such office accounted for less than 2% of the Company's revenues for the year ended December 29, 1996. If any person should become the owner or holder, or acquire control, of the right to vote 10% or more of the Common Stock of the Company, such person could not exercise control of the Company's LHCSA until such ownership, control or holding has been approved by the NYPHC.

         The Company is also subject to various federal and state laws relating to franchising, principally the Federal Trade Commission's franchise rules and state franchise registration, disclosure, and relationship laws and state business opportunity laws.


TRADEMARKS

         The Company maintains a number of trademarks, tradenames, service marks and other intangible rights, and licenses certain other proprietary rights in connection with its businesses. Certain proprietary rights relating to the Company's three divisions, including the tradenames Nursefinders and TempWorld, are licensed from the Company's former parent corporation pursuant to perpetual licenses, subject to the former parent corporation's right to require the Company to purchase these rights at a predetermined price. The Company's former parent has advised the Company that it intends to require the Company to purchase such rights. The Company is not currently aware of any infringing uses or other conditions that would materially and adversely affect its use of its proprietary rights.

EMPLOYEES

         At February 14, 1997, the Company had approximately 1,100 permanent administrative employees, of whom 74 were Nursefinders billable staff who rendered temporary services to patients, and approximately 1,750 information technology consultants in the IT Division. During 1996, the Company and its licensees placed over 50,000 temporary employees with clients. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relationships with its employees are good.

ITEM 2.    PROPERTIES

         Generally, the Company's offices are leased under leases of relatively moderate duration (typically three to five years, with options to extend) containing customary terms and conditions. The Commercial Staffing and IT Division offices are typically in high quality office or industrial buildings, and occasionally in retail buildings, the Company's headquarters facilities and regional offices are in similar facilities. Nursefinders offices are typically in medical office buildings or parks.

ITEM 3.    LEGAL PROCEEDINGS

           From time to time the Company is involved in certain disputes and litigation relating to claims arising out of its operations in the ordinary course of business. Further, the Company periodically is subject to government audits and inspections. In the opinion of the Company's management, matters presently pending will not in the aggregate have a material adverse effect on the Company's results of operation or financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II.

ITEM     5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS.

         Since September 26, 1995, the Company's common stock, $.01 par value (the "Common Stock"), has been listed on the New York Stock Exchange under the symbol "PGA." As of February 14, 1997, there were approximately 4,670 shareholders based on the number of holders of record and an estimate of the number of individual participants represented by securities position listings.

         The Company has paid no cash dividends on its Common Stock with respect to earnings subsequent to the consummation of the Company's initial public offering in September 1995. Its policy has been to retain earnings for use in its business. In addition, the Company's credit agreement with its lenders currently restricts the payment of dividends, subject to certain terms contained therein. In the future, the Company's Board of Directors will determine whether to pay cash dividends based on conditions then existing, including the Company's earnings, financial condition, capital requirements, financing arrangements and any other factors deemed relevant by the Board of Directors.

         The following table sets forth the reported high and low sales prices for the Company's common stock during the periods indicated as reported on the New York Stock Exchange:

1996                              HIGH            LOW          CLOSE
----                              ----            ---          -----
First Quarter                      20              13          18-1/4
Second Quarter                   26-1/4          18-3/8        24-5/8
Third Quarter                      26            19-7/8          26
Fourth Quarter                   29-1/8          19-3/8        24-1/8

1995
----
First Quarter                  Not traded
Second Quarter                 Not traded
Third Quarter                    14-1/8            14
Fourth Quarter                     15              11

The last reported sales price on February 14, 1997 was $24.25.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth selected consolidated financial data for the Company as of and for each of the years ended December 1996, 1995, 1994, 1993 and 1992. The consolidated financial data as of and for each of such years are derived from the consolidated financial statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants. The consolidated financial statements include assets and liabilities at historical amounts from the consolidated financial statements of the Company's former parent, and other adjustments intended to reflect the revenues and expenses the Company would have reported had the enterprise been combined prior to the beginning of the earliest period presented. The results of operations for all periods are not necessarily indicative of the results which would have been obtained had the Company been independent in all periods. The data set forth below should be read in conjunction with the financial statements and other financial information, including Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this report.

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEARS ENDED DECEMBER
                                             1996         1995          1994          1993         1992
                                             ----         ----          ----          ----         ----
RESULTS OF OPERATIONS

Revenues                                 $  366,545      $251,055     $211,867      $172,478      $151,388

Direct costs of services                    263,277       178,966      155,987       126,286       109,707

Other operating expenses                     81,987        59,675       48,920        41,576        41,129

Income before income taxes                   19,849        12,414        6,960         4,616           552

Provision for income taxes                    8,332         5,305        3,061         2,080           462

Net income                               $   11,517      $  7,109     $  3,899      $  2,536      $     90
                                         ==========      ========     ========      ========      ========

Net income per share                     $     1.13            --           --            --            --
                                         ==========      ========     ========      ========      ========

Pro forma net income per share(1)        $       --      $   0.89     $   0.49
                                         ==========      ========     ========

Weighted average shares                      10,216         8,000        8,000
 outstanding

FINANCIAL POSITION AT YEAR-END

Working capital                          $   36,712      $ 28,969     $ 26,440      $ 21,331      $ 14,190

Total assets                                314,327       102,623       90,984        84,333        79,395

Short-and long-term debt                     85,722            --           --            --            --

Shareholders' equity                        183,257        75,986       68,438        64,257        58,987
--------------------------

(1) Pro forma net income per share has been computed assuming the 8,000,000 shares issued in the Company's initial public offering in September 1995 were outstanding throughout 1995 and 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION


         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this document. The Company's fiscal year ends on the Sunday nearest to December 31 and the fiscal quarters end on the Sunday nearest to the end of the respective calendar quarters.

         The Company operates within one industry segment and is organized into three Divisions: the Commercial Staffing Division, which provides a wide variety of temporary office and clerical staffing services; the Information Technology Division, which provides information technology staffing and consulting services in a range of computer-related disciplines; and the Health Care Services Division, which, through Company operated, franchised and licensed offices, provides home health care services and supplemental staffing for health care facilities. At December 29, 1996, the Commercial Staffing Division was comprised of 12 companies, the Information Technology Division was comprised of five companies and the Health Care Services Division operated under the Nursefinders brand.

         The following table sets forth the number and nature of the Company's offices at the end of the years indicated and at February 14, 1997:

                                                    FEBRUARY 14,
                                                       1997            1996             1995               1994
                                                       ----            ----             ----               ----
    Commercial staffing offices                         73              74               58                 57
    Information technology offices                      19              18               --                 --
    Company operated Nursefinders offices               49              50               48                 47
    Licensed Nursefinders offices                       17              17               10                  4
    Franchised Nursefinders offices                     34              33               40                 48
                                                       ---              ---              ---                ---
               Total offices                           192              192              156                156

The Company recognizes as revenues the amounts billed to clients of licensed Nursefinders offices. In these cases, the temporary workers are the Company's employees and all costs of employing the temporary workers are the responsibility of the Company and are included in direct cost of services. The Company remits monthly to its licensees the gross profits of each licensed office less 7% of gross revenues, uncollectable receivables and certain other expenses of the licensed office. The Company does not recognize revenues from its franchised Nursefinders offices other than a 5% royalty on the gross revenues of each franchised office.

         The Company has not actively marketed new licenses or franchises in recent periods and, accordingly, franchise and license fees have not been material. However, the Company views its franchises and licenses as an important part of the health care services business, because the program allows Nursefinders to operate in areas that might not otherwise meet the Company's criteria for a Company operated office, allows a further spreading of fixed costs over additional revenues, and is believed to yield a fair profit for the Company services provided to the licensees and franchisees.

         The Company completed its initial public offering (the "IPO") in September 1995. Prior to the IPO , the Company was an indirect wholly owned subsidiary of Adia, S.A., a Swiss corporation ("Adia"). The Company was organized by Adia to facilitate the IPO. As a result of the IPO, in which Adia sold its entire ownership interest in the Company, the Company became an independent public company. The Company did not receive any of the proceeds of the sale of its shares by Adia in the IPO.

         In June 1996, the Company issued 4,025,000 shares of its common stock in a second underwritten public offering (the "Secondary Offering"), which raised approximately $95.6 million of net proceeds for the Company. The net proceeds of the Secondary Offering were used to repay outstanding borrowings under the Company's revolving credit facility and to fund several recent acquisitions.

         In 1996, the Company acquired four commercial staffing companies and five information technology companies. The combined revenues of these nine companies were approximately $180.0 million in 1996. Also in 1996, the Company converted six former Nursefinders franchised offices, which had combined 1996 revenues of approximately $16.8 million, to Company operated offices by acquiring the applicable franchises. Had the Company owned each of these nine acquired companies and six converted franchises at January 1, 1996, the Company's pro forma 1996 revenues would have been approximately $464.6 million and 43%, 30% and 27% of such revenues would have come from Commercial Staffing, Information Technology and Health Care Services, respectively.

         Since December 29, 1996, the Company has completed the acquisitions of Word Processing Professionals, Inc. ("Word Processing Professionals") in New York, New York and Energetix, Inc. ("Energetix") in Chicago, Illinois. Word Processing Professionals, acquired on January 3, 1997, provides word processing and desktop publishing services to professional services firms and financial institutions in mid-town Manhattan. Energetix, acquired on February 3, 1997, provides information technology staffing services to a variety of clients in the Chicagoland area. These companies had combined revenues in excess of $13.0 million in 1996.

         Each of the Company's acquisitions to date has been accounted for using the purchase method of accounting, and has been included in the following discussion as applicable since the respective date of acquisition. In the future, the Company's revenues and expenses may be significantly affected by the number and timing of the opening or acquisition of additional offices or businesses. The timing of such expansion activities also can affect period-to-period comparisons of the Company's results of operations.

OVERVIEW

         The following table summarizes certain income statement information for the Company for the years ended December 1996, 1995 and 1994:

                                                         Percent of                Percent of                Percent of
                                              1996        revenues       1995       revenues       1994       revenues
                                              ----        --------       ----       --------       ----       --------
                                                                      (dollars in thousands)
Revenues:
    Commercial Staffing                    $188,136          51.4%     $143,243       57.1%     $125,822         59.4%
    Information Technology Services          55,472          15.1            --         --            --           --
    Health Care Services (including
       franchise fees)                      122,937          33.5       107,812       42.9        86,045         40.6
                                           --------         -----      --------      -----      --------        -----

       Total revenues                       366,545         100.0       251,055      100.0       211,867        100.0
                                           --------         -----      --------      -----      --------        -----

Direct cost of services                     263,277          71.8       178,966       71.3       155,987         73.6
Selling, general and administrative          68,329          18.7        51,592       20.5        42,842         20.2
Depreciation and amortization                 5,969           1.6         3,665        1.5         4,391          2.1
License fees                                  7,689           2.1         4,418        1.8         1,687          0.8
                                           --------         -----      --------      -----      --------        -----
        Total expenses                      345,264          94.2       238,641       95.1       204,907         96.7
                                           --------         -----      --------      -----      --------        -----

Operating income                             21,281           5.8        12,414        4.9         6,960          3.3

Interest expense                              1,432            --            --         --            --           --
                                           --------         -----      --------      -----      --------        -----

Income before income taxes                   19,849           5.4        12,414        4.9         6,960          3.3

Income tax expense                            8,332           2.3         5,305        2.1         3,061          1.5
                                           --------         -----      --------      -----      --------        -----

Net income                                 $ 11,517           3.1%     $  7,109        2.8%     $  3,899          1.8%
                                           ========         =====      ========      =====      ========        =====

         The staffing business is subject to the seasonal impact of summer and holiday employment trends. Typically, the second six months of each calendar year is more heavily affected as companies tend to increase their use of temporary personnel during this period. While the staffing industry is cyclical, the Company believes that the broad geographic coverage of its operations, and its emphasis on high-end clerical staffing and information technology staffing and consulting, mitigate the adverse effects of economic cycles in a single industry or geographic region.

RESULTS OF OPERATIONS

        YEAR ENDED DECEMBER 29, 1996 VERSUS YEAR ENDED DECEMBER 31, 1995

REVENUES

         Total revenues increased 46.0% to $366.5 million in 1996 from $251.1 million in 1995. Commercial Staffing Division revenue grew 31.3%, primarily as the result of the contribution of revenues from the four commercial staffing companies acquired by the Company in 1996, internal growth attributable to increases in billable hours and billing rates and an improved service mix. During this period, the Health Care Services Division experienced a 14.0% increase in revenues (including franchise fees), primarily as a result of the revenues added by the Division from the six franchised office conversions completed in 1996, increases in home health care visits and billable hours and increased billing rates and franchise fees. All of the Information Technology Division's revenues were acquired in 1996.

DIRECT COST OF SERVICES

         Direct costs, consisting of payroll and related expenses of temporary workers, increased 47.1% to $263.3 million from $179.0 million in 1995. Direct cost of services as a percentage of revenue increased slightly to 71.8% from 71.3% during 1995. This increase reflected the continuing effects of the reclassification beginning in the fourth quarter of 1995 of certain non-billable administrative costs in the Health Care Services Division related to the Medicare program as direct cost of services, offset by increases in billing rates and an improved service mix and the positive effects of the Company's expansion into the higher margin information technology services sector.

OTHER OPERATING EXPENSES

         Other operating expenses, consisting of selling, general and administrative expenses, depreciation and amortization expense and license fees, increased 37.4% to $82.0 million in 1996 from $59.7 million in 1995. As a percentage of revenues, selling, general and administrative expenses decreased to 18.7% in 1996 from 20.5% for 1995 primarily as the result of the reclassification of non-billable administrative cost related to the Medicare program as discussed above and the spreading of these expenses over a larger revenue base. Depreciation and amortization expense recognized during 1996 increased to 1.6% of revenues from 1.5% of revenues for 1995 primarily due to the acquisitions completed during 1996. License fees increased by 74.0% to $7.7 million due primarily to an increase in the number of licensed offices during the year.

INTEREST EXPENSE

         Interest expense increased to $1.4 million in 1996 as the Company borrowed funds under its revolving credit facility and from certain owner-sellers at various times during the year primarily to finance acquisitions. See "Liquidity and Capital Resources." Prior to March 1996, the Company had not borrowed any funds under the revolving credit facility, and interest expense had been immaterial.

INCOME TAX EXPENSE

         The effective tax rate decreased to 42.0% in 1996 from 42.7% for 1995. This decrease was due to reductions in nondeductible amortization expense related to pretax income and in state income taxes attributable to changes in the Company's business mix geographically among the states. Although the Company's effective tax rate has historically been higher than the U.S. federal statutory rate of 35.0% primarily due to this nondeductible amortization expense, the Company expects that its effective tax rate will continue to decline gradually as this nondeductible amortization expense declines.

NET INCOME

         Net income increased 62.0% to $11.5 million in 1996 (or 3.1% of revenue) from $7.1 million (2.8% of revenue) in 1995 due to the factors discussed above.

        YEAR ENDED DECEMBER 31, 1995 VERSUS YEAR ENDED DECEMBER 25, 1994

REVENUES

         Total revenues increased 18.5% to $251.1 million in 1995 from $211.9 million in 1994. Commercial Staffing Division revenue grew 13.8%, primarily as the result of increases in billable hours and billing rates and an improved service mix. During this period, the Health Care Services Division experienced a 25.3% increase in revenues (including franchise fees), primarily as a result of increases in home health care visits and billable hours and increased billing rates and franchise fees.

DIRECT COST OF SERVICES

         Direct costs, consisting of payroll and related expenses of temporary workers, increased 14.7% to $179.0 million in 1995 from $156.0 million in 1994. Direct cost of services as a percentage of revenue decreased to 71.3% during 1995 from 73.6% during 1994. This decline reflected faster growth in the Health Care Services Division during the period, which typically has higher gross margins, and increases in billing rates and an improved service mix.

OTHER OPERATING EXPENSES

         Other operating expenses, consisting of selling, general, and administrative expenses, depreciation and amortization expenses and license fees, increased 22.0% to $59.7 million in 1995 from $48.9 million in 1994. Selling, general and administrative expenses for 1995 as a percentage of total revenues did not significantly change compared with 1994. Depreciation and amortization expense recognized during 1995 decreased to 1.5% of revenues from 2.1% of revenues for 1994 primarily due to the completion of the amortization of certain intangibles as of December 25, 1994, and increased revenues from licensed Nursefinders' offices. This increase in license fees included $0.8 million related to new licensed offices and $1.1 million related to existing licensed locations.

INCOME TAX EXPENSE

         The effective tax rate decreased to 42.7% for 1995 from 44.0% for 1994. This decrease was due to a reduction in nondeductible intangible amortization expense relative to pretax income for the period. The Company's effective tax rate was higher than the U.S. federal statutory rate of 35.0% primarily due to the nondeductibility for tax purposes of certain of the Company's intangible amortization expense.

NET INCOME

         Net income increased 82.3% to $7.1 million (2.8% of revenue) in 1995 from $3.9 million (1.8% of revenue) in 1994 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal uses of cash are to finance receivables and fund acquisitions and capital expenditures. As of December 29, 1996, receivables for the Commercial Staffing Division, the Information Technology Division and the Health Care Services Division remained outstanding an average of 50, 52 and 68 days, respectively, after billing. Health care receivables are generally paid by insurance companies and governmental agencies and therefore tend to be outstanding longer than commercial receivables. In the aggregate, days sales outstanding were 57 at December 29, 1996.

         The Company's primary capital expenditure requirements relate to acquisitions. During 1996, the Company made cash payments and issued notes aggregating approximately $179.0 million for acquisitions of existing businesses and for the conversion of six franchised Nursefinders offices to Company operated offices. In addition, subsequent to December 29, 1996, the Company has made post-closing payments to former shareholders of $5.9 million. The Company is also obligated under certain acquisition agreements to repay seller notes during the next three years of approximately $17.2 million and to make contingent earnout payments to former shareholders of acquired companies. The Company anticipates that the cash generated by the operations of the acquired companies will provide a substantial part of the capital required to fund the seller notes and earnout payments. The Company is actively seeking acquisition opportunities and management believes that the Company will continue to make acquisitions as attractive opportunities become available. The Company intends to seek additional capital as necessary to fund other potential acquisitions through one or more funding sources that may include borrowings under the Credit Facility described below or offerings of debt or equity securities of the Company. In addition, the Company regularly evaluates its asset base and business mix and could elect to make changes in order to take advantage of attractive acquisition opportunities. Cash flow from operations, to the extent available, may also be used to fund a portion of these expenditures.

         The Company also expects to spend approximately one percent (1%) of its revenues during 1997 on capital expenditures not directly related to acquisitions. The Company plans to open six offices in the Commercial Staffing Division in 1997. Start-up costs related to the opening of the new branches vary, but are expected to approximately $100,000 per branch. Costs for furniture, fixtures and equipment are capitalized and depreciated, and other start-up costs are expensed as incurred. New Company operated and licensed offices impose additional working capital requirements on the Company.

         Cash flow provided by operating activities decreased to $7.2 million in 1996 from $10.5 million for 1995, primarily as the result of higher working capital requirements relating to the Company's revenue growth. Cash used for investing activities increased to $164.0 million in 1996, from $0.1 million in 1995, reflecting the Company's acquisitions and additions to property and equipment. Cash flows from financing activities during the same period approximated $157.6 million, primarily reflecting the net proceeds from the issuance of 4,025,000 shares of the Company's common stock in the Secondary Offering completed in June 1996 and net borrowings under the Credit Facility described below.

         The Company has a bank loan agreement providing for a three-year $125.0 million revolving line of credit (the "Credit Facility"). As of December 29, 1996, approximately $67.3 million had been borrowed under the Credit Facility (most of which was borrowed to consummate the BEST Consulting and SSC acquisitions) and approximately $2.8 million had been used for the issuance of undrawn letters of credit to secure the Company's workers' compensation programs. Borrowings under the Credit Facility bear interest, payable quarterly, at a rate equal to LIBOR plus a percentage corresponding to the Company's consolidated leverage ratio, as defined, or the agents' base rate, as defined, at the Company's option. At December 29, 1996, the majority of the Company's borrowings under this facility bore interest at approximately 7.0% (or LIBOR plus 1.35%). The Credit Facility is secured by pledges of the stock of the Company's subsidiaries and contains customary covenants such as the maintenance of certain financial ratios, minimum net worth and working capital requirements and a restriction on the payment of cash dividends on common stock. The Credit Facility also limits borrowing availability for acquisition-related purposes.

         The Company believes that cash flow from operations, the current borrowing capacity under the existing Credit Facility and other available financing alternatives will be adequate to meet its presently anticipated needs for working capital, capital expenditures and acquisitions.

INFLATION

         The effects of inflation on the Company's operation were not significant during 1996.

FORWARD-LOOKING INFORMATION

         Information or statements contained in this report, other than historical information, should be considered forward-looking in nature and are subject to various risks and uncertainties. For instance, the Company's strategies and expectations involve risks of competition, changing market conditions, changes in laws and regulations affecting the Company's industries and numerous other factors discussed in this report and the Company's other filings with the Securities and Exchange Commission. Accordingly, actual results may differ materially from those set forth in any such forward-looking information or statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Personnel Group of America, Inc.:

We have audited the accompanying consolidated balance sheets of Personnel Group of America, Inc. and subsidiaries (a Delaware corporation) as of December 29, 1996, and December 31, 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Personnel Group of America, Inc. and subsidiaries as of December 29, 1996, and December 31, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 1996, in conformity with generally accepted accounting principles.




                                                      /s/ Arthur Andersen LLP

                                                          Arthur Andersen LLP


Charlotte, North Carolina,
    February 7, 1997.

                PERSONNEL GROUP OF AMERICA, INC. AND SUBSIDIARIES

     CONSOLIDATED BALANCE SHEETS -- DECEMBER 29, 1996 AND DECEMBER 31, 1995

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

  ASSETS                                                                                1996             1995
  ------                                                                              ---------       ----------
CURRENT ASSETS:
    Cash and cash equivalents                                                         $   6,087       $    5,273
    Accounts receivable, net of allowance for
        doubtful accounts of $1,068 and
       $514 in 1996 and 1995, respectively,
    Prepaid expenses and other current assets                                            67,849           36,727
    Deferred income taxes                                                                 3,359            1,889
                 Total current assets                                                     3,512            3,347
                                                                                      ---------       ----------
                                                                                         80,807           47,236

Property and equipment, net                                                               7,845            3,602
Excess of cost over fair value of net assets acquired, net                              219,928           50,091
Other intangibles, net                                                                    3,815            1,056
Other assets                                                                              1,932              638
                                                                                      ---------       ----------
                 Total assets                                                         $ 314,327       $  102,623
                                                                                      =========       ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                                 $   6,847       $       --
    Accounts payable                                                                      2,877              222
    Accrued liabilities                                                                  33,593           16,269
    Income taxes payable                                                                    778            1,776
                 Total current liabilities                                            ---------       ----------
                                                                                         44,095           18,267

    Long-term debt                                                                       78,875               --
    Deferred income taxes                                                                 8,100            8,370
                 Total liabilities                                                    ---------       ----------
                                                                                        131,070           26,637
                                                                                      ----------      ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value; shares authorized 5,000;
          no shares issued and outstanding                                                   --               --
    Common stock, $.01 par value; shares authorized 20,000;
          12,034  and 8,000 shares issued and outstanding in 1996 and 1995,                 120               80
       respectively
    Additional paid-in capital                                                          169,273           73,559
    Retained earnings                                                                    13,864            2,347
                                                                                      ---------       ----------
                 Total shareholders' equity                                             183,257           75,986
                                                                                      ---------       ----------
                 Total liabilities and shareholders' equity                           $ 314,327       $  102,623
                                                                                      =========       ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                PERSONNEL GROUP OF AMERICA, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE YEARS ENDED DECEMBER 29, 1996, DECEMBER 31, 1995
                               AND JANUARY 1, 1995

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        1996              1995             1994
                                                                      --------          --------         --------
REVENUES                                                              $366,545          $251,055         $211,867
                                                                      --------          --------         --------
OPERATING EXPENSES:
    Direct costs of services                                           263,277           178,966          155,987
    Selling, general and administrative                                 68,329            51,592           42,842
    Depreciation and amortization                                        5,969             3,665            4,391
    License fees                                                         7,689             4,418            1,687
                                                                      --------          --------          -------
                 Total operating expenses                              345,264           238,641          204,907

OPERATING INCOME                                                        21,281            12,414            6,960

INTEREST EXPENSE                                                         1,432                --               --
                                                                      --------          --------          -------
INCOME BEFORE INCOME TAXES                                              19,849            12,414            6,960


PROVISION FOR INCOME TAXES                                               8,332             5,305            3,061
                                                                      --------          --------          -------
NET INCOME                                                            $ 11,517          $  7,109          $ 3,899
                                                                      ========          ========          =======

NET INCOME PER SHARE                                                  $   1.13          $     --          $    --

PRO FORMA NET INCOME PER SHARE                                        $     --          $    .89          $   .49
                                                                      ========          ========          =======


WEIGHTED AVERAGE SHARES OUTSTANDING                                     10,216             8,000            8,000




              The accompanying notes are an integral part of these
                       consolidated financial statements.

               PERSONNEL GROUP OF AMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 29, 1996, DECEMBER 31, 1995
                              AND JANUARY 1, 1995
                                 (IN THOUSANDS)

                                                                    COMMON STOCK       ADDITIONAL                        TOTAL
                                                              -----------------------   PAID-IN    RETAINED            SHAREHOLDERS'
                                                                SHARES        AMOUNT    CAPITAL    EARNINGS  NET ASSETS   EQUITY
                                                              ---------     ---------  ---------   --------- ---------  ---------
BALANCE, January 2, 1994                                           --       $    --    $    --          --   $  64,257  $  64,257
   Capital contributions, net                                      --            --         --          --         282        282
   Net income                                                      --            --         --          --       3,899      3,899

BALANCE, January 1, 1995                                           --       $    --    $    --          --   $  68,438  $  68,438
    Cash distributions                                             --            --         --          --      (7,351)    (7,351)
    Contributions of assets                                        --            --         --          --       7,790      7,790
    Net income                                                     --            --         --         2,347     4,762      7,109
    Reclassification of net assets as of September 30, 1995       8,000            80     73,559        --     (73,639)      --
                                                              ---------     ---------  ---------   --------- ---------  ---------

BALANCE, December 31, 1995                                        8,000     $      80  $  73,559   $   2,347      --    $  75,986
    Issuance of common stock                                      4,025            40     95,589        --        --       95,629
    Exercises of stock options                                        9          --          125        --        --          125
    Net income                                                     --            --         --        11,517      --       11,517
                                                              ---------     ---------  ---------   --------- ---------  ---------

BALANCE, December 29, 1996                                       12,034     $     120  $ 169,273   $  13,864      --    $ 183,257
                                                              =========     =========  =========   ========= =========  =========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                PERSONNEL GROUP OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 29, 1996, DECEMBER 31, 1995
                               AND JANUARY 1, 1995
                                 (IN THOUSANDS)

                                                                            1996        1995       1994
                                                                         ---------    --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $  11,517    $  7,109    $ 3,899
    Adjustments to reconcile net income to net cash provided by operating activities-
          Depreciation and amortization                                      5,969       3,665      4,391
          Deferred income taxes, net                                          (435)       (140)      (469)
          Changes in assets and liabilities:
              Accounts receivable                                          (11,749)     (3,547)    (7,322)
              Prepaid expenses and other current assets                       (158)       (531)      (272)
              Other assets                                                  (1,155)       (384)        57
              Accounts payable and accrued liabilities                       4,266       2,585      2,740
              Income taxes payable                                          (1,026)      1,776       --
                                                                         ---------    --------    -------
                 Net cash provided by operating activities                   7,229      10,553      3,024
                                                                         ---------    --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of  property and equipment, net                                (3,793)       (840)    (3,251)
    Acquisitions, net of cash acquired                                    (160,177)       --         --
                                                                         ---------    --------    -------
                 Net cash used in investing activities                    (163,970)       (840)    (3,251)
                                                                         ---------    --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock, net                             95,629        --         --
     Proceeds from exercise of stock options                                   125        --         --
    Repayments under credit facility                                       (30,775)       --         --
    Borrowings under credit facility                                        98,100        --         --
    Repayments of acquired debt                                             (5,524)       --         --
    Contributions from (distributions to) Adia, net                           --        (7,351)       282
                                                                         ---------    --------    -------
                   Net cash provided by (used in) financing                157,555      (7,351)       282
                   activities                                            ---------    --------    -------

Net increase in cash and cash equivalents                                      814       2,342         55

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               5,273       2,931      2,876
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 ---------    --------    -------
                                                                         $   6,087    $  5,273    $ 2,931
                                                                         =========    ========    =======

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash payments during the period for-
              Income taxes                                               $   9,617    $  3,737    $ 3,530
              Interest                                                   $   1,307    $   --      $  --



              The accompanying notes are an integral part of these
                       consolidated financial statements.

               PERSONNEL GROUP OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.     ORGANIZATION AND NATURE OF OPERATIONS:


BASIS OF PRESENTATION

         Personnel Group of America, Inc. and its subsidiaries (collectively, the "Company") completed its initial public offering (the "IPO") in September 1995. Prior to the IPO, the Company was an indirect wholly owned subsidiary of Adia, S.A., a Swiss corporation ("Adia"). The Company was organized by Adia to facilitate the IPO. In the Company's formation and organization, Adia transferred to the Company the subsidiaries and divisions that it had previously owned (and that now comprise the Company's Health Care Services Division and a portion of the Commercial Staffing Division) in exchange for common stock. The financial statements of the Company are presented on an historical cost basis, and all significant intercompany transactions have been eliminated.

         As a result of the IPO, in which Adia sold its entire ownership interest in the Company, the Company became an independent public company. The Company did not receive any of the proceeds of the sale of its shares by Adia in the IPO.

NATURE OF OPERATIONS

         The Company operates through a network of Company-operated, franchised and licensed offices. The Company's business is organized into three Divisions: the Commercial Staffing Division, which provides temporary office, clerical and light industrial and light technical services; the Information Technology Division, which provides information technology staffing and consulting services in a range of computer-related disciplines; and the Health Care Services Division, which provides health care personnel for home health care services and institutional staff augmentation. At December 29, 1996, the Commercial Staffing Division was comprised of twelve companies, the Information Technology Division was comprised of five companies and the Health Care Services Division operated under the Nursefinders name. The Health Care Services Division is subject to extensive federal, state and local laws and government regulations, including licensing requirements, certificate of need requirements to be a Medicare provider in some states, periodic examinations by government agencies, and federal and state antifraud, anti-abuse and anti-kickback statutes and regulations.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


RECOGNITION OF REVENUE

         Other than for the items described below, revenues are recognized upon the performance of services.

         Nursefinders' franchise-related revenues are recognized pursuant to the specific terms of two different types of agreements (herein referred to as "Franchise Agreements" and "License Agreements"). For Franchise Agreements, the Company provides general training, operating, site selection and marketing programs, administration of insurance and payroll tax obligations and assistance in tax planning and legal matters. In exchange for these services, the Company recognizes franchise royalty revenue generally based on 5% of the franchisees' patient and staffing services revenue. Revenue is recognized upon performance of patient or staffing service by the franchisee.

Existing Franchise Agreements have a five-year term. Under Franchise Agreements, the Company recognized revenue of $2,825, $3,702 and $3,345 in 1996, 1995 and 1994, respectively. In addition, included in 1995 revenues is a $405 gain on the cancellation of the Cleveland franchise agreement.

         For License Agreements, in addition to the services described above, the Company employs and pays individuals to perform services for the licensees' customers, invoices customers, maintains professional liability insurance and supports the training, office administration, systems and marketing needs of the licensee. All revenues and expenses generated by the licensee, therefore, belong to the Company and are included in the Company's revenues and expenses. The Company is primarily liable for operating expenses. The Company pays the licensee a license fee, based on gross margin for temporary services less 7% of revenues, adjusted for uncollectible receivables and certain other expenses. Gross margin is the difference between the amounts billed to clients less direct cost of services consisting of direct labor, payroll taxes, insurance and benefits for temporary employees. License fees are included in other operating expenses. License Agreements generally have a 10-year term.

         Initial agreement fees under both Franchise and License Agreements are recognized currently as income. These fees are not material.

         Medicare revenues are recognized at an amount equivalent to allowable costs as defined by the Medicare program. Medicare reimbursable costs are limited by aggregate cost limits and by disallowance of certain costs not directly resulting from patient care services such as promotion and advertising. The Company believes it has not exceeded the aggregate cost limits and believes adequate provisions have been made for any potential disallowances as a result of future audits.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less.

PROPERTY AND EQUIPMENT

         Property and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives (generally three to seven years). Leasehold improvements are stated at cost and amortized over the shorter of the lease term or the useful life of the improvements.

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED AND OTHER INTANGIBLES

         The Company's businesses were initially acquired from unrelated third parties in exchange for cash and other consideration. Excess of cost over fair value of net assets acquired resulting from such acquisitions have been recorded on the books of the Company at historical cost and is amortized on a straight-line basis over 40 years. In January 1995, Adia acquired all of the remaining outstanding shares of a majority-owned subsidiary. This acquisition resulted in additional excess of cost over fair value of net assets acquired being recorded by Adia. The Company recorded its pro rata share ($7,191) of this excess. Accumulated amortization of excess of cost over fair value of net assets acquired amounted to $16,131 and $12,941 at December 29, 1996 and December 31, 1995, respectively.

         Other intangibles consist primarily of client and employee lists and covenants not to compete.

         The Company evaluates the recoverability of its investment in excess of cost over fair value of net assets acquired and other intangibles in relation to anticipated future cash flows on an undiscounted basis. Based on this assessment, the Company expects its investment in excess of cost over fair value of net assets acquired and other intangibles to be fully recovered.

INCOME TAXES

         Deferred tax assets and liabilities are recorded for the expected tax consequences of temporary differences arising between the tax bases of assets and liabilities and their reported amounts in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

         The Company's operating results through September 29, 1995 were included in Adia's consolidated federal income tax return and combined state tax returns filed in various states. The Company has filed its own consolidated federal income tax return and various state returns for the periods ending after September 29, 1995. The income tax provision is calculated on a separate company basis for all years presented.

NET INCOME PER SHARE


         Net income per share has been provided only for periods or quarters subsequent to the IPO (see Note 15). Pro forma net income per share for all other periods provided is presented assuming that the weighted average number of shares outstanding equals the 8,000,000 shares sold by Adia in the IPO. The impact of stock options on net income per share is not material for any of the periods presented.


USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These affect the reported amounts of assets, the liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

3.    ACQUISITIONS

         During 1996, the Company acquired the following businesses in eight separate transactions:

NAME OF BUSINESS                                          TYPE OF BUSINESS                    DATE ACQUIRED
----------------                                          ----------------                    -------------
Profile Temporary Services                               Commercial Staffing                March 1996
Allegheny Personnel Services                             Commercial Staffing                March 1996
Judith Fox Staffing Companies                            Commercial Staffing                May 1996
Computer Resources Group                               Information Technology               June  1996
Broughton Systems                                      Information Technology               July 1996
Denver Temporary Services                                Commercial Staffing                July 1996
Command Technologies                                   Information Technology               July 1996
BEST Consulting                                        Information Technology               September  1996
Software Service Corp.                                 Information Technology               September 1996


In addition, the Company converted six formerly franchised Nursefinders' officers to Company-operated branches in 1996 (one each in January, March and April and three in July). The acquisitions and the franchise conversions are collectively referred to hereinafter as the "Transactions" and the acquired businesses and converted franchised offices are collectively referred to hereinafter as the

"Acquired Companies." The Acquired Companies had combined annual revenues in 1996 of approximately $197,000.

         The Company has paid approximately $179,000 in cash and notes to consummate the Transactions (which included direct acquisition costs but excluded contingent earnout payments associated with certain of the Transactions). In addition, subsequent to December 29, 1996, the Company made postclosing payments to former shareholders of $5,882. Certain of the acquisitions provide for additional purchase price consideration upon attainment of certain earnings targets for various periods during the next three years. Any additional consideration will be recorded as additional purchase price when paid and will increase the amount of excess of cost over fair value of net assets acquired. All of the Transactions have been accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the entities acquired, based on preliminary allocations, were recorded at their estimated fair values at the dates of the acquisitions and the results of operations of the Acquired Companies have been included in the Company's consolidated results of operations from the dates of the respective acquisitions. Final allocation of the purchase price may result in adjustments to the amounts previously recorded as excess of cost over fair market value of net assets acquired. The excess of cost over the estimated fair value of the net assets acquired is being amortized on a straight-line basis over 40 years.

         The following table presents the Company's pro forma consolidated results of operations for 1996 and 1995, as if the Transactions had occurred on January 1, 1995:

                                             1996            1995
                                             ----            ----
Revenues                                   $464,554        $413,419
Net income                                   12,421           8,766
Net income per share                       $   1.22        $   1.10
                                           ========        ========
Weighted average shares
  outstanding                                10,216           8,000
                                           ========        ========


         Since December 29, 1996, the Company has completed the acquisitions of Word Processing Professionals, Inc. ("Word Processing Professionals") in New York, New York and Energetix, Inc. ("Energetix") in Chicago, Illinois. Word Processing Professionals, acquired on January 3, 1997, provides word processing and desktop publishing services to professional services firms and financial institutions in mid-town Manhattan. Energetix, acquired on February 3, 1997, provides information technology staffing services to a variety of clients in the Chicagoland area. These companies had combined revenues in excess of $13.0 million in 1996. The Company funded the acquisitions of Word Processing Professionals and Energetix primarily through borrowings under the Credit Facility (see Note 11).

4.  ACCOUNTS RECEIVABLE:

         Accounts receivable consisted of the following at December 29, 1996 and December 31, 1995:

                                                      1996             1995
                                                      ----             ----
Trade accounts receivable                           $ 61,549         $ 28,190
Medicare/Medicaid, net of contractual allowances       6,712            6,725
Other                                                    656            2,326
                                                    --------         --------
                                                      68,917           37,241
Less-Allowance for doubtful accounts                  (1,068)            (514)
                                                    --------         --------
                                                    $ 67,849         $ 36,727
                                                    ========         ========

      The following table sets forth further information on the Company's allowance for doubtful accounts:

                            BALANCE AT    CHARGED TO                    BALANCE
                          BEGINNING OF    COSTS AND                     AT END OF
YEAR ENDED                  OF PERIOD     EXPENSES      DEDUCTIONS       PERIOD
----------                  ---------     --------      ----------       ------
December 29, 1996            $514         $1,627         $(1,073)       $1,068
December 31, 1995             547            906            (939)          514
January 1, 1995               697            599            (749)          547
                             ====         ======         =======        ======

5.  PROPERTY AND EQUIPMENT, NET:

         Property and equipment, net, consisted of the following at December 29, 1996 and December 31, 1995:

                                                             1996            1995
                                                           --------         --------
Purchased software and computer equipment                  $  7,709         $  3,249
Furniture and other equipment                                 7,012            5,602
Leasehold improvements                                          818              659
                                                           --------         --------
                                                             15,539            9,510
Less - Accumulated depreciation                              (7,694)          (5,908)
                                                           --------         --------
                                                           $  7,845         $  3,602
                                                           ========         ========

6.  OTHER INTANGIBLE ASSETS:


         Other intangible assets consisted of the following at December 29, 1996 and December 31, 1995:

                                                        USEFUL
                                                         LIVES        1996         1995
                                                    -------------   --------     --------
Covenants not to compete                             4 to 5 years   $  3,091     $ 4,686
Client and employee lists                            5 years           1,265       5,641
Franchise agreements                                 10 years            100       1,665
Other                                                5 years             443         881
                                                                    --------     -------
                                                                       4,899      12,873
 Less - Accumulated amortization                                      (1,084)    (11,817)
                                                                    --------     -------
                                                                    $  3,815     $ 1,056
                                                                    ========     =======



7.  ACCRUED LIABILITIES:

         Accrued liabilities consisted of the following at December 29, 1996 and December 31, 1995:


                                                                        1996             1995
                                                                      --------         --------
Accrued wages and benefits                                            $ 15,852         $  8,062
Accrued workers' compensation benefits                                   5,461            5,381
Post-closing payments to former shareholders                             5,882             --
Other                                                                    6,398            2,826
                                                                      --------         --------
                                                                      $ 33,593         $ 16,269
                                                                      ========         ========





8.  EMPLOYEE BENEFIT PLANS:

         The Company has 401(k) profit sharing and nonqualified profit sharing plans, which cover substantially all of its employees. Company contributions or allocations are made on a discretionary basis for these plans (except for matching contributions made to 401(k) profit sharing plans as required by the terms of such plans). Contributions charged to operating expenses were $810, $706 and $470 for the years ended December 29, 1996, December 31, 1995 and January 1, 1995, respectively.

         The Company does not provide postretirement health care and life insurance benefits to retired employees or postemployment benefits to terminated employees.


9.  CAPITAL STOCK AND STOCK OPTIONS:

         In June 1996, the Company issued 4,025,000 shares of its common stock in an underwritten public offering (the "Secondary Offering"), which raised $95,629 for the Company, net of offering expenses. The proceeds from the Secondary Offering were used to repay outstanding borrowings under the Company's revolving credit facility (see Note 11) and fund several recent acquisitions (see Note 3).

         The Company's Board of Directors adopted its 1995 Equity Participation Plan (the "Incentive Plan") to attract and retain officers, key employees, consultants and directors. An aggregate of 1,200,000 shares of common stock was authorized for issuance upon exercise of options, stock appreciation rights, and other awards, or as restricted or deferred stock awards under the Incentive Plan. Incentive stock options may be granted only to employees and, when granted, have an exercise price equal to at least 100% of fair market value of common stock on the grant date and a term not longer than 10 years.

         In addition, nonemployee directors (including the directors who administer the plan) are eligible to receive nondiscretionary grants of nonqualified stock options ("NQSOs") under the Incentive Plan pursuant to a formula. The NQSOs granted to nonemployee directors are fully vested and exercisable upon grant and the term of each such option is 10 years. NQSOs may also be granted to an employee or consultant for any term specified by the compensation committee of the Board and will provide for the right to purchase common stock at a specified price which, except with respect to NQSOs intended to qualify as performance-based compensation, may be less than fair market value on the date of grant (but not less than par value), and may become exercisable (at the discretion of the compensation committee) in one or more installments after the grant date.

         A summary of stock option activity follows:



                                                                                          WEIGHTED
                                                                         SHARES            AVERAGE
                                                                         UNDER              PRICE
                                                                        OPTION            PER SHARE
                                                                        -------           -------
         Outstanding, January 1, 1995                                    --               $    --
              Granted in 1995                                           432,705             13.85
                                                                        -------           -------
         Outstanding, December 31, 1995                                 432,705             13.85
               Granted in 1996                                          420,648             25.31
                  Exercised                                               9,310             13.38
                  Expired                                                24,090             14.61
                                                                        -------           -------

         Outstanding, December 29, 1996                                 819,953           $ 20.29
                                                                        =======           =======

                Exerciseable, December 31, 1995                         111,541           $ 13.85
                                                                        =======           =======
                Exerciseable, December 29, 1996                         263,556           $ 17.85
                                                                        =======           =======


         Pursuant to the requirements of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the following disclosures are presented to reflect the Company's pro forma net income for the years ended December 31, 1996 and 1995 as if the fair value method of accounting prescribed by SFAS 123 had been used. In preparing these disclosures, the Company has determined the value of all options granted during 1996 and 1995 using the minimum value method, as discussed in SFAS 123, and based on the following weighted average assumptions used for grants:

                                             1996            1995
                                             ----            ----
        Risk-free interest rate               6.9%            6.7%
        Expected dividend yield               0.0%            0.0%
        Expected life                         5 years         5 years

         Using these assumptions, the fair value of the stock options granted in 1996 and 1995 was approximately $4,920 and $2,744, respectively. Had compensation expense been determined consistent with SFAS 123, utilizing the assumptions above and the straight-line amortization method over the vesting period, the Company's net income would have been reduced to the following pro forma amounts:

                                                    1996            1995
                                                    ----            ----
          Net income, as reported                 $11,517          $7,109
          Net income per share, as reported          1.13            0.89
          Pro forma net income                      9,922           6,400
          Pro forma net income per share          $  0.97          $ 0.80
                                                  =======          ======


         On February 6, 1996, the Board of Directors of the Company declared a dividend of one nonvoting preferred share purchase right (a "Right") for each outstanding share of common stock. The dividend was paid on February 27, 1996, to the shareholders of record on that date. In the event of an acquisition, or the announcement of an acquisition, by a party of a beneficial interest of at least 15% of the Company's common stock, each right would become exercisable (the "Distribution Date"). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Company at a price of $95.00 per one one-hundredth of a share of Preferred Stock, subject to adjustment. In addition, each Right entitles the right holder to certain other rights as specified in the Company's rights agreement. The Rights are not exercisable until Distribution Date. The Rights will expire on February 6, 2006 (the "Final Expiration Date"), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by the Company.



10.  MANAGEMENT FEES:

         Prior to the IPO, Adia and its affiliates provided certain services and paid certain expenses for the Company in exchange for a management fee. These services included accounting, billing and collections, legal and other selling, general and administrative expenses. Management of the Company negotiated with Adia's management to determine the appropriate fee charged based on the approximate cost of the services provided and the expenses paid by Adia on behalf of the Company. All transactions between the Company and Adia were reflected in the consolidated financial statements. Management fees paid to Adia for the nine month period ended September 1995 and the year ended January 1, 1995 were $426 and $582, respectively. In addition, the Company had cash clearing transactions with Adia primarily for dividends, estimated tax payments, management fees and workers' compensation expenses that were recorded in an intercompany account. Following the IPO, Adia agreed to provide certain services to the Company pursuant to various written agreements on terms and at prices as set forth in such agreements. Fees paid to Adia for services following the IPO were not material.

11. LONG-TERM DEBT:

         Long-term debt consisted of the following at December 29, 1996:

                                                                                             1996
                                                                                             ----
     $125,000 revolving credit facility due September 30, 1999                              $67,325
     Notes payable to sellers of the Acquired Companies                                      17,225
     Other notes  payable                                                                     1,172
                                                                                            -------
                                                                                             85,722
           Less current portion                                                               6,847
                                                                                            -------
                                                                                            $78,875
                                                                                            =======

         During 1996, the Company entered into a new revolving credit agreement with a bank. This agreement was subsequently amended on December 12, 1996 in connection with the syndication of the loans. Under the terms of the amended and restated credit agreement, the Company now has available a $125,000 revolving credit facility (the "Credit Facility").

         During 1996, the maximum aggregate outstanding borrowing under the Credit Facility was $67,325 and the average outstanding balance during the 197 days during the year in which the Company had borrowings was $37,800. In addition, approximately $2,800 of the Credit Facility has been used for the issuance of undrawn letters of credit to secure the Company's workers' compensation program. The daily weighted average interest rate under the Credit Facility was 6.8% and a commitment fee of 3/8% of the unused line was charged during 1996. At February 7, 1997, the amount available for borrowing under the Credit Facility was approximately $30,000.

         Borrowings under the Credit Facility bear interest, at a rate equal to LIBOR plus a percentage corresponding to the Company's consolidated leverage ratio, as defined, or the agent's base rate, as defined, at the Company's option. The majority of the Company's borrowings under the Credit Facility bore interest at an average rate of 7.0% at December 29, 1996. The Credit Facility is secured by pledges of stock of the Company's subsidiaries and contains customary covenants such as the maintenance of certain financial ratios, minimum net worth and working capital requirements and a restriction on the payment of cash dividends on common stock. The Credit Facility also limits borrowing availability for acquisition-related purposes. At December 29, 1996, the Company was in compliance with the covenants contained in the Credit Facility.

         The Company issued notes payable in connection with certain of the Transactions. These notes are due in varying installments and carry variable interest rates ranging from 6.6% to 6.9% at December 29, 1996.

         Scheduled maturities of long-term debt at December 29, 1996 are as follows:

                           1997               $ 6,847
                           1998                 6,241
                           1999                72,634
                                              -------
                                              $85,722
                                              =======

12.  INCOME TAXES:

         The provision for income taxes for the years ended December 29, 1996, December 31, 1995 and January 1, 1995 consisted of the following:


                                                           1996     1995      1994
                                                           ----     ----      ----
    Current provision                                     $8,767   $5,445    $3,530
    Deferred benefit                                        (435)    (140)     (469)
                                                          ------   ------    ------
                     Total                                $8,332   $5,305    $3,061
                                                          ======   ======    ======


         The reconciliation of the effective tax rate is as follows:


                                                          1996     1995      1994
                                                          ----     ----      ----
Federal statutory rate                                    35.0%    35.0%     35.0%
State taxes, net of federal benefit                        4.8      5.0       4.3
Effect of nondeductible amortization and
     other                                                 2.2      2.7       4.7
                                                          ----     ----      ----
                                     Total                42.0%    42.7%     44.0%
                                                          ====     ====      ====

         The components of the Company's net deferred tax assets and liabilities were as follows at December 29, 1996 and December 31, 1995:


                                                                      1996      1995
                                                                      ----      ----
Deferred tax liability - Excess of cost over fair value of
  net assets acquired                                                $8,100    $8,370
                                                                     ------    ------
Deferred tax assets-
  Accrued workers' compensation                                       2,237     2,614
  Allowance for doubtful accounts and other                           1,275       733
                                                                     ------    ------
                                                                      3,512     3,347
                                                                     ------    ------
Net deferred tax liability                                           $4,588    $5,023
                                                                     ======    ======



         In certain of the Company's acquisitions, the Company was able to deduct currently, for tax purposes, certain amounts representing purchase price paid in excess of book value of recorded assets and liabilities. For financial reporting purposes, this was recorded as excess of cost over fair value of net assets acquired with a corresponding deferred tax liability related to this timing difference.

TAX-SHARING AGREEMENT

         Generally, Adia is liable for income taxes of the Company for any taxable period that ends on or before September 29, 1995, and the Company is liable for income taxes for any period beginning after September 29, 1995.

13.  FINANCIAL INSTRUMENTS:


FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates the book value at December 29, 1996, due to the short-term nature of these instruments. The fair value of the Company's borrowings under the Credit Facility and other long-term debt approximate the book value at December 29, 1996, because of the variable rate associated with the borrowings.


CONCENTRATION OF CREDIT RISK

         The Company maintains cash and cash equivalents with various financial institutions.

         Credit risk with respect to accounts receivable is dispersed due to the nature of the business, the large number of customers and the diversity of industries serviced. The Company performs credit evaluations of its customers.


14.  COMMITMENTS AND CONTINGENCIES:


OPERATING LEASES

         The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are usually renewable at the Company's option and include escalation clauses linked to inflation.

      Future minimum annual rentals for the next five years are as follows:

1997                                 $ 4,335
1998                                   3,260
1999                                   2,232
2000                                   1,270
2001 and thereafter                    1,152
                                     -------
                                     $12,249
                                     =======


         Total rent expense under operating leases amounted to $4,280, $3,151 and $2,991 for the years ended December 29, 1996, December 31, 1995, and January 1, 1995, respectively.

INSURANCE

         The Company maintains a self-insurance program for workers' compensation and medical and dental claims. The Company accrues liabilities under this program based on the loss and loss adjustment expenses as estimated by an outside administrator. At December 29, 1996, the Company had a standby letter of credit with a bank in connection with a portion of its workers' compensation program.

         The Company is subject to claims and legal actions by patients and customers in the ordinary course of business. The Company maintains professional liability insurance for losses.

MEDICARE COST-REIMBURSEMENT PROGRAM

         Final determination of amounts earned under the Medicare cost-reimbursement program are subject to review and audit by appropriate governmental authorities or their agents. In the opinion of management, adequate provision has been made for any adjustments that could result from future Medicare audits.

         For the years ended December 29, 1996, December 31, 1995, and January 1, 1995, 9%, 13% and 12% of the Company's revenues, respectively, were derived from the Medicare program. The Medicare program is subject to statutory and regulatory changes, retroactive and prospective rate adjustments and administrative rulings and funding restrictions, all of which could have the effect of limiting or reducing reimbursement levels for the Company's services.

EMPLOYMENT AGREEMENTS

         The Company has agreements with several executive officers providing for cash compensation and other benefits in the event that a change in control of the Company occurs.

LEGAL PROCEEDINGS

         The Company is involved in various legal actions and claims. In the opinion of management, after considering appropriate legal advice, the future resolutions of all actions and claims will not have a material adverse effect on the Company's consolidated financial position or results of operations.

INDEMNIFICATION

         The Company and Adia entered into an indemnification agreement in connection with the IPO, whereby the Company agreed to indemnify Adia against certain expenses or losses incurred by Adia arising from the conduct of the Company's business.


15.  SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

      The following table sets forth quarterly financial information for each quarter in the years ended December 29, 1996 and December 31, 1995:

                                                            1996
                                             ----------------------------- -------
                                              FIRST     SECOND    THIRD    FOURTH
                                             -------   -------   -------   --------
Revenues                                     $66,873   $77,867   $99,302   $122,503
Operating expenses                            64,282    73,728    93,308    113,946
Net income                                     1,490     2,250     3,575      4,202
Net income per share                         $  0.19   $  0.26   $  0.30   $   0.35
                                             =======   =======   =======   ========


                                                            1995
                                             --------------------------------------
                                              FIRST     SECOND    THIRD     FOURTH
                                             -------   -------   -------   --------
Revenues                                     $59,512   $61,260   $63,855   $ 66,428
Operating expenses                            57,675    58,194    60,462     62,310
Net income                                     1,065     1,700     1,997      2,347
Net income per share                            --        --        --         0.29
Pro forma  net income per share
                                             $  0.13   $  0.21   $  0.25   $   --
                                             =======   =======   =======   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           The Company has no disagreements on accounting or financial disclosure matters with its independent public accountants to report under this
Item 9.


                                   PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           Information contained in the Proxy Statement in the first paragraph under the caption "Election of Directors--Nominees," and under the caption "Election of Directors--Directors and Executive Officers," is incorporated herein by reference in response to this Item 10.

ITEM 11.   EXECUTIVE COMPENSATION.

           Information contained in the Proxy Statement under the captions "Election of Directors--Director Compensation" and "Executive Compensation" is incorporated herein by reference in response to this Item 11.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           Information contained in the Proxy Statement under the caption "Securities Ownership of Certain Beneficial Owners and Management" is incorporated by reference herein in response to this Item 12.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           Information contained in the Proxy Statement under the caption "Certain Transactions" is incorporated herein by reference in response to this
Item 13.

                                    PART IV.



ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

           a.    Documents filed as part of this Report

                 (1) The following financial statements of the Company and the Report of Independent Public Accountants are contained in Item 8 above:

                      CONSOLIDATED FINANCIAL STATEMENTS:

                           Report of Independent Public Accountants

                           Consolidated Balance Sheets as of December 29, 1996 and December 31, 1995

                           Consolidated Statements of Income for the years ended December 29, 1996, December 31, 1995 and January 1, 1995

                           Consolidated Statements of Shareholders' Equity for the years ended December 29, 1996, December 31, 1995 and January 1, 1995

                           Consolidated Statements of Cash Flows for the years ended December 29, 1996, December 31, 1995 and January 1, 1995

                           Notes to Consolidated Financial Statements

                 (2) No financial statement schedules are filed as part of this report. All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the notes to financial statements referred to above.

                 (3)  Exhibits:

                 The Exhibits to this Report on Form 10-K are listed in the accompanying Exhibit Index.

           b.    Reports on Form 8-K

           The Company filed the following Current Reports on Form 8-K during the fourth quarter of 1996:

            Form 8-K, dated September 30, 1996, to report under Item 2, "Acquisition or Disposition of Assets," the completion of the acquisition of BEST Consulting (the "BEST 8-K").

            Form 8-K/A, dated November 7, 1996, amending the previously filed BEST 8-K to include certain pro forma financial information relating to the BEST Consulting acquisition under Item 7, "Financial Statements."

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 1997.



                                     PERSONNEL GROUP of AMERICA, INC.

                                     By:   /s/ Edward P. Drudge, Jr.
                                           -----------------------------------
                                           Edward P. Drudge, Jr.
                                           Chairman and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on February 26, 1997.

       Signature
       ---------
/s/ Edward P. Drudge, Jr.                            Chairman, Chief Executive Officer and Director
-----------------------------------
Edward P. Drudge, Jr.

/s/ Ken R. Bramlett, Jr.                             Chief Financial Officer and Senior Vice President
-----------------------------------
Ken R. Bramlett, Jr.


/s/ Kevin P. Egan                                    Director
-----------------------------------
Kevin P. Egan

/s/ J. Roger King                                    Director
-----------------------------------
J. Roger King

/s/ James V. Napier                                  Director
-----------------------------------
James V. Napier

/s/ William J. Simione, Jr.                          Director
-----------------------------------
William J. Simione, Jr.

                                 EXHIBIT INDEX

                                                                 FILED HEREWITH
                                                                    (*), NON-
                                                                 APPLICABLE (NA)
                                                                 OR INCORPORATED
                                                                  BY REFERENCE
                                                                      FROM
                                                                                          COMPANY REG.
                                                                    PREVIOUS                 NO.
EXHIBIT                                                             EXHIBIT                  OR
NUMBER                          DESCRIPTION                          NUMBER                REPORT
------                          -----------                          ------               --------
 3.1             Amended and Restated Certificate of                   3.1                33-95228
                 Incorporation of the Company

 3.2             Amended and Restated Bylaws of the Company            3.2                33-95228

 4.0             Specimen Stock Certificate                            4.0                33-95228

 4.1             Rights Agreement between the Company and               1                  0-27792
                 The First National Bank of Boston

10.1+            1995 Equity Participation Plan                       10.1            10-Q for quarter
                                                                                        ended 9/30/95

10.2+            Management Incentive Compensation Plan               10.2            10-Q for quarter
                                                                                        ended 9/30/95

10.3+#           Director and Officer Indemnification                 10.3              10-K for year
                 Agreement of James V. Napier                                           ended 12/31/95

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

10.6             Administrative Services Agreement between            10.6            10-Q for quarter
                 the Company and Adia California                                        ended 9/30/95

10.7             Paybill Services Agreement between the               10.7            10-Q for quarter
                 Company and Adia California                                            ended 9/30/95

10.8             Software License Agreement between the               10.8            10-Q for quarter
                 Company and Adia California                                            ended 9/30/95

10.9+            Employment Agreement between the Company             10.9            10-Q for quarter
                 and Edward P. Drudge, Jr.                                              ended 9/30/95


                                                                  FILED HEREWITH
                                                                    (*), NON-
                                                                  APPLICABLE (NA)
                                                                 OR INCORPORATED
                                                                   BY REFEREMCE
                                                                       FROM

                                                                                        COMPANY REG.
                                                                     PREVIOUS                NO.
EXHIBIT                                                              EXHIBIT                 OR
NUMBER                        DESCRIPTION                             NUMBER               REPORT
-------                       -----------                            --------              ------

10.10+           Employment Agreement between the Company               *
                 and James C. Hunt

10.11+           Employment Agreement between Adia                    10.13                33-95228
                 Delaware, PFI Corp. and Richard L.
                 Peranton

10.12+           Employment Agreement between the Company               *
                 and Peter R. Sollenne

10.13+           Employment Agreement between the Company               *
                 and Ken R. Bramlett, Jr.

10.14            Indemnification Agreement between the                10.14            10-Q for quarter
                 Company and Adia Delaware                                              ended 9/30/95

10.15            Tax-Sharing Agreement between the                    10.15            10-Q for quarter
                 Company, Adia Delaware and Adia California                             ended 9/30/95

10.16            Amended and Restated Non-Qualified                     *
                 Profit-Sharing Plan

10.17            Loan Agreement between the Company and               10.17            10-Q for quarter
                 NationsBank, N.A., as agent                                            ended 9/29/96

10.18            Amendment No. 1 to Loan Agreement between              *
                 the Company and NationsBank, N.A., as
                 agent

10.19            Asset Purchase Agreement between the                 10.19               333-04573
                 Company and Judith Fox Staffing Companies

10.20            Asset Purchase Agreement between the                 10.2                333-04573
                 Company and Computer Resources Group

                                                                  FILED HEREWITH
                                                                    (*), NON-
                                                                  APPLICABLE (NA)
                                                                 OR INCORPORATED
                                                                   BY REFEREMCE
                                                                       FROM

                                                                                        COMPANY REG.
                                                                     PREVIOUS                NO.
EXHIBIT                                                              EXHIBIT                 OR
NUMBER                        DESCRIPTION                             NUMBER               REPORT
-------                       -----------                            --------              ------
10.21            Asset Purchase Agreement between the                  2              8-K dated 9/30/96
                 Company and Business Enterprise Systems
                 and Technology, Inc.  (BEST Consulting)

21.01            Subsidiaries of the Company                           *

23.01            Consent of Arthur Andersen LLP in                     *
                 connection with the Company's
                 Registration Statement on Form S-8

27.01            Financial data schedule (for SEC filing               *
                 purposes only)



+Management contract or compensatory plan required to be filed under Item 14(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

#This Exhibit is substantially identical to Director and Officer
Indemnification Agreements of the same date between the Company and the following individuals: Edward P. Drudge, Jr., Richard L. Peranton, Kevin P. Egan, J. Roger King, and William Simione, Jr.