Form 10-Q
period 1997-03-30
PERSONNEL GROUP OF AMERICA INC
filed 1997-05-14
CIK 948850

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended MARCH 30, 1997

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from _____ to ______


                        Commission File Number 001-13956

                        PERSONNEL GROUP OF AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 Delaware                                       56-1930691
--------------------------------------------------------  ------------------------
        (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                         Identification No.)

6302 Fairview Road, Suite 201, Charlotte, North Carolina           28210
--------------------------------------------------------  ------------------------
        (Address of principal executive officer)                (Zip Code)


                                 (704) 442-5100
                                 --------------
              (Registrant's telephone number including area code)

                                      None
                                      ----
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        [X]  Yes       [ ]   No

As of April 30, 1997, the registrant had outstanding 12,077,155 shares of common stock, par value $.01 per share.

                        PERSONNEL GROUP OF AMERICA, INC.
                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1.  Financial Statements (unaudited)
             Consolidated Statements of Income ...........................   3
             Consolidated Balance Sheets .................................   4
             Consolidated Statements of Cash Flows .......................   5
             Notes to Consolidated Financial Statements ..................   6

Item 2.Management's Discussion and Analysis of
             Financial Condition and Results of Operations ...............   7

PART II - OTHER INFORMATION

Item 6.Exhibits and Reports on Form 8-K ..................................  12

SIGNATURES ...............................................................  13

                        PERSONNEL GROUP OF AMERICA, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                   Three Months Ended
                                                  March 30,   March 31,
                                                    1997        1996
                                                  --------     -------
Revenues:
  Commercial staffing                             $ 51,171     $38,252
  Information technology services                   42,990          --
  Health care services                              33,232      28,621
                                                  --------     -------
     Total revenues                                127,393      66,873
                                                  --------     -------
Operating expenses:
  Direct costs of services                          91,702      48,851
  Selling, general and administrative               23,344      13,071
  Depreciation and amortization                      2,539         880
  License fees                                       2,101       1,480
                                                  --------     -------
     Total operating expenses                      119,686      64,282
                                                  --------     -------
Operating income                                     7,707       2,591
Interest expense                                     1,739          --
                                                  --------     -------
Income before income taxes                           5,968       2,591
Provision for income taxes                           2,506       1,101
                                                  --------     -------
Net income                                        $  3,462     $ 1,490
                                                  ========     =======
Net income per share                              $   0.29     $  0.19
                                                  ========     =======
Weighted average number of shares outstanding       12,067       8,000
                                                  ========     =======

          See accompanying notes to consolidated financial statements.

                        PERSONNEL GROUP OF AMERICA, INC.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                          March 30,  December 29,
                                                                             1997         1996
                                                                           --------     --------
                          ASSETS
Current assets:
    Cash and cash equivalents                                              $    960     $  6,087
    Accounts receivable, net                                                 73,138       67,849
    Prepaid expenses and other current assets                                 3,703        3,359
    Deferred income taxes                                                     3,575        3,512
                                                                           --------     --------
       Total current assets                                                  81,376       80,807

Property and equipment, net                                                   8,010        7,845
Excess of cost over fair value of net assets acquired,  net                 232,133      219,928
Other intangibles, net                                                        3,894        3,815
Other assets                                                                  1,871        1,932
                                                                           --------     --------
       Total assets                                                        $327,284     $314,327
                                                                           ========     ========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                      $  7,861     $  6,847
    Accounts payable                                                          2,470        2,877
    Accrued liabilities                                                      31,229       33,593
    Income taxes payable                                                      1,549          778
                                                                           --------     --------
      Total current liabilities                                              43,109       44,095
Long-term debt                                                               88,831       78,875
Deferred income taxes                                                         8,032        8,100
                                                                           --------     --------
      Total liabilities                                                     139,972      131,070
                                                                           --------     --------
Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.01 par value per share; shares
      authorized 5,000; no shares issued and outstanding                         --           --
   Common stock, $.01 par value per share; shares authorized
      20,000;  12,077 and 12,034 shares issued and outstanding
      in 1997 and 1996, respectively                                            121          120
   Additional paid-in capital                                               169,865      169,273
   Retained earnings                                                         17,326       13,864
                                                                           --------     --------
      Total shareholders' equity                                            187,312      183,257
                                                                           --------     --------
      Total liabilities and shareholders' equity                           $327,284     $314,327
                                                                           ========     ========

          See accompanying notes to consolidated financial statements

                        PERSONNEL GROUP OF AMERICA, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                 Three Months Ended
                                                                               March 30,     March 31,
                                                                                  1997         1996
                                                                               --------      --------
Cash flows from operating activities:
    Net income                                                                 $  3,461      $  1,490
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                              2,539           880
       Deferred income taxes, net                                                  (130)         (157)
       Changes in assets and liabilities
           Accounts receivable                                                   (4,449)        1,075
           Prepaid expenses and other current assets                               (300)       (1,349)
           Accounts payable and accrued liabilities                               2,646         1,287
           Income taxes payable                                                     771        (1,009)
           Other                                                                     61           (33)
                                                                               --------      --------
           Net cash provided by operating activities                              4,599         2,184
                                                                               --------      --------
Cash flows provided in investing activities:
    Purchases of property and equipment, net                                       (843)         (919)
    Cash used in acquisitions, net of cash acquired                             (17,946)      (10,663)
                                                                               --------      --------
           Net cash used in investing activities                                (18,789)      (11,582)
                                                                               --------      --------
Cash flows provided by (used in) financing activities:
    Repayments under credit facility                                             (7,025)       (1,475)
    Borrowings under credit facility                                             15,800         8,500
    Proceeds from exercise of stock options                                         593            --
    Repayments of seller notes and acquired indebtedness                           (305)           --
                                                                               --------      --------
           Net cash provided by financing activities                              9,063         7,025
                                                                               --------      --------
           Net decrease in cash and cash equivalents                             (5,127)       (2,373)
Cash and cash equivalents at beginning of period                                  6,087         5,273
                                                                               --------      --------
Cash and cash equivalents at end of period                                     $    960      $  2,900
                                                                               ========      ========

          See accompanying notes to consolidated financial statements.

                        PERSONNEL GROUP OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (in thousands, except share and per share data)

(1)  GENERAL

     The unaudited consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 29, 1996 included in the Company's Annual Report on Form 10-K for the year ended December 29, 1996. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

(2)  ACQUISITIONS

     During the first quarter, the Company completed the acquisitions of Word Processing Professionals, Inc. ("Word Processing Professionals") in New York, New York, and Energetix, Inc. ("Energetix") in Chicago, Illinois. Word Processing Professionals provides word processing and desktop publishing services to professional services firms and financial institutions in mid-town Manhattan. Energetix provides information technology staffing services to a variety of clients in the Chicago area. Since March 30, 1997, the Company has completed the acquisition of Lloyd Ritter Consulting, Inc., and The Lipson Conroy Services Corporation (collectively, the "Lloyd Ritter Companies") . The Lloyd Ritter Companies are headquartered in Mountain View and San Jose, California, respectively, and provide software engineering, systems design and development, network administration and technical publication development staffing services to a variety of technology companies in California's Silicon Valley. The acquired businesses are collectively referred to hereinafter as the "Acquired Companies." The Acquired Companies had combined revenues in 1996 of approximately $35,000.

     The purchase price for the Acquired Companies aggregated approximately $33,000 including seller notes and direct acquisition costs but excluding certain contingent earnout payments. The acquisitions of Energetix and the Lloyd-Ritter Companies provide for additional payments, contingent upon attainment of certain earnings targets for various periods during the next three years. Any such contingent payments will be recorded as additional purchase price when paid and will increase the amount of excess cost over fair value of net assets acquired. The acquisitions of the Acquired Companies have been accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the entities acquired were recorded at their estimated fair values at the dates of the acquisitions and the results of operations of the Acquired Companies have been included in the Company's consolidated results of operations from the date of the respective acquisitions. The excess purchase price over the estimated fair value of the net assets acquired is being amortized on a straight-line basis over 40 years. All of the acquisitions were funded through borrowings under the Company's revolving credit facility. The following table presents the Company's proforma consolidated results of operations for the three month periods then ended, as if the acquisitions of the Acquired Companies and the nine other companies acquired during 1996 and the conversion of six franchises during 1996 had occurred on January 1, 1996:


                                            March 30, 1997  March 31, 1996
                                            --------------  --------------
Revenues                                          133,465     117,621
Net income                                          3,578       2,394
Net income per share                              $  0.30     $  0.30
Weighted average shares outstanding                12,067       8,000

(3) NET INCOME PER SHARE

     The Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share," for the year ending December 28, 1997. For the quarter ended March 30, 1997, the Company is required to continue following the computation requirements of Accounting Principles Board Opinion No. 15, "Earning Per Share." The adoption of the new statement would not have had a material effect on the Company's net income per share for the quarter ended March 30, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included elsewhere in this document. The Company's fiscal year ends on the Sunday nearest to December 31 and each fiscal quarter ends on the Sunday nearest to the end of the respective calendar quarter.

     The Company operates within one industry segment and is organized into three Divisions: the Information Technology Division, which provides information technology staffing and consulting services in a range of computer-related disciplines; the Commercial Staffing Division, which provides a wide variety of temporary office and clerical staffing services; and the Health Care Services Division, which, through Company operated, franchised and licensed offices, provides home health care services and supplemental staffing for health care facilities. At April 14, 1997, the Information Technology Division was comprised of eight companies, the Commercial Staffing Division was comprised of 13 companies and the Health Care Services Division operated under the Nursefinders brand.

     The following table sets forth the number and nature of the Company's offices at the end of the years indicated and at April 14, 1997:


                                          APRIL 14,
                                            1997     1996    1995    1994
                                            ----     ----    ----    ----
Information technology offices                21      18      --      --
Commercial staffing offices                   72      74      58      57
Nursefinders offices -
   Company operated                           46      50      48      47
   Licensed                                   17      17      10       4
   Franchised                                 37      33      40      48
                                             ---     ---     ---     ---
       Total offices                         193     192     156     156

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

     The Company completed its initial public offering (the "IPO") in September 1995. Prior to the IPO, the Company was a division of an international staffing services company. The Company was organized by its former parent to facilitate the IPO. As a result of the IPO, in which the former parent sold its entire ownership interest in the Company, the Company became an independent public company. The Company did not receive any of the proceeds of the sale of its shares by the former parent in the IPO.

     In June 1996, the Company issued 4,025,000 shares of its common stock in an underwritten public offering (the "1996 Equity Offering"), which raised approximately $95.6 million of net proceeds for the Company. The net proceeds of the 1996 Equity Offering were used to repay outstanding borrowings under the Company's revolving credit facility and fund several acquisitions.

     Since the IPO in 1995, the Company has acquired eight information technology companies and five commercial staffing companies as follows:



                                        Headquarters           1996 Pro Forma
Information Technology                  Location               Revenues (in millions)
----------------------                  --------               ----------------------
Computer Resources Group                San Francisco                $ 36.7
Command Technologies                    Denver                          7.2
Broughton Systems                       Richmond                       15.5
BEST Consulting                         Seattle                        66.5
Software Service Corp.                  Atlanta                        12.7
Energetix (1997)                        Chicago                         7.0
Lloyd Ritter Consulting (1997)          Silicon Valley                 15.7
Lipson Conroy Services (1997)           Silicon Valley                  6.6

Commercial Staffing
-------------------
Profile Temporary Services              Chicago (Loop Area)             6.4
Allegheny Personnel                     Pittsburgh                     15.1
Judith Fox Staffing Companies           Richmond                       16.8
Denver Temporaries                      Denver                          3.0
Word Processing Professionals (1997)    New York City                   6.0
                                                                     ------

       Total                                                         $215.2
                                                                     ======

Additionally, in 1996 the Company converted six former Nursefinders franchised offices, which had combined 1996 revenues of approximately $16.8 million, to Company operated offices by acquiring the applicable franchises. Had the Company owned each of these 13 acquired companies and six converted franchises at January 1, 1996, the Company's pro forma 1996 revenues would have been approximately $500.1 million and 41%, 34% and 25% of such revenues would have come from Commercial Staffing, Information Technology and Health Care Services, respectively.


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

OVERVIEW

     The following table summarizes certain income statement information for the Company for the quarters ended March 30, 1997 and March 31, 1996:


                                        First Quarter   Percent of    First Quarter   Percent of
                                             1997         revenues        1996         revenues
                                             ----         --------        ----         --------
                                                         (dollars in thousands)
Revenues:
    Commercial staffing                    $ 51,171         40.2%        $38,252         57.2%
    Information technology services          42,990         33.7              --           --
    Health care services (including
       franchise fees)                       33,232         26.1          28,621         42.8
                                           --------        -----         -------        -----
       Total revenues                       127,393        100.0          66,873        100.0
                                           --------        -----         -------        -----
Direct costs of services                     91,702         71.9          48,851         73.1
Selling, general and administrative          23,344         18.3          13,071         19.5
Depreciation and amortization                 2,539          2.0             880          1.3
License fees                                  2,101          1.6           1,480          2.2
                                           --------        -----         -------        -----
       Total expenses                       119,686         94.0          64,282         96.1
                                           --------        -----         -------        -----
Operating income                              7,707          6.0           2,591          3.9
Interest expense                              1,739          1.4              --           --
                                           --------        -----         -------        -----
Income before income taxes                    5,968          4.7           2,591          3.9
Income tax expense                            2,506          2.0           1,101          1.6
                                           --------        -----         -------        -----
Net income                                 $  3,462          2.7%        $ 1,490          2.2%
                                           ========        =====         =======        =====


     The staffing business is subject to the seasonal impact of summer and holiday employment trends. Typically, the second six months of each calendar year is more heavily affected as companies tend to increase their use of temporary personnel during this period. While the staffing industry is cyclical, the Company believes that the broad geographic coverage of its operations, its emphasis on high-end clerical staffing in the Commercial Staffing Division and its rapid expansion into the information technology staffing and consulting sector, mitigate the adverse effects of economic cycles in a single industry or geographic region.

RESULTS OF OPERATIONS

        QUARTER ENDED MARCH 30, 1997 VERSUS QUARTER ENDED MARCH 31, 1996

REVENUES

     Total revenues increased 90.5% to $127.4 million in the first quarter of 1997 from $66.9 million in 1996. Commercial Staffing Division revenue grew 33.8% as the result of the contribution of revenues from the five commercial staffing companies acquired by the Company since the IPO and continuing internal growth attributable to increases in billable hours and an improved service mix. During this period, the Health Care Services Division experienced a 16.1% increase in revenues (including franchise fees), primarily as a result of the revenues added by the Division from the six franchised office conversions completed in 1996 and increases in home health care visits and billable hours. All of the Information Technology Division's revenues have been acquired since May 1996, but on a pro forma basis Information Technology Division revenues increased 31.4% in the first quarter of 1997 over 1996.

DIRECT COSTS OF SERVICES

     Direct costs, consisting of payroll and related expenses of temporary workers, increased 87.7% to $91.7 million from $48.9 million in the first quarter of 1996 primarily as the result of the addition of the acquired companies, but declined as a percentage of revenue to 71.9% from 73.1% during 1996 as the Company continued its expansion into the higher margin information technology staffing and consulting sectors.

OTHER OPERATING EXPENSES

     Other operating expenses, consisting of selling, general and administrative expenses, depreciation and amortization expense and license fees, increased 81.3% to $28.0 million in the first quarter of 1997 from $15.4 million in 1996. As a percentage of revenues, selling, general and administrative expenses decreased to 18.3% in the first quarter of 1997 from 19.5% for 1996 primarily as the result of the spreading of these expenses over a larger revenue base. Depreciation and amortization expense recognized during the first quarter of 1997 increased to 2.0% of revenues from 1.3% of revenues for 1996 primarily due to increased amortization expense arising from the acquisitions completed by the Company since the IPO. License fees increased by 42.0% to $2.1 million due primarily to an increase in the number of licensed offices in the first quarter of 1997 over the same period of 1996.

INTEREST EXPENSE

     Interest expense increased to $1.7 million in the first quarter of 1997 as the Company continued to borrow funds under its revolving credit facility and from certain owner-sellers at various times primarily to finance acquisitions. See "Liquidity and Capital Resources." Prior to March 1996, the Company had not borrowed any funds under the revolving credit facility.

INCOME TAX EXPENSE

     The effective tax rate decreased to 42.0% in the first quarter of 1997 from 42.5% for 1996. This decrease was due to reductions in nondeductible amortization expense in relation to pretax income and in state income taxes attributable to changes in the Company's business mix geographically among the states. The Company's effective tax rate has historically been higher than the U.S. federal statutory rate of 35.0% primarily due to nondeductible amortization expense.

NET INCOME

     Net income increased 132.3% to $3.5 million in the first quarter of 1997 (or 2.7% of revenue) from $1.5 million (2.2% of revenue) in 1996 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal uses of cash are to finance receivables and fund acquisitions and capital expenditures. As of March 30, 1997, receivables for the Information Technology Division, the Commercial Staffing Division and the Health Care Services Division remained outstanding an average of 49, 45 and 59 days, respectively, after billing. Health care receivables are generally paid by insurance companies and governmental agencies and therefore tend to be outstanding longer than commercial receivables. In the aggregate, days sales outstanding were 52 at March 30, 1997.

     The Company's primary capital expenditure requirements relate to acquisitions. Since the IPO, the Company has made cash payments and issued notes aggregating approximately $190.3 million for acquisitions of existing businesses and for the conversion of six franchised Nursefinders offices to Company operated offices. In addition, during the first quarter of 1997, the Company made postclosing payments to former owners of acquired companies of $5.9 million. The Company is also obligated under certain acquisition agreements to repay seller notes during the next three years of $20.6 million and to make contingent earnout payments to former owners of acquired companies. Contingent earnout payments are based on the future performance of such acquired companies and thus the actual amount cannot be determined until such date. The Company estimates, based on certain assumptions as to future performance of such acquired companies, that aggregate earnout payments may be in the range of $19.0 million to $33.0 million in 1998, $6.0 million to $15.0 million in 1999 and $18.0 million to $21.0 million in 2000. There can be no assurance, however, that the future performance of the acquired companies will be consistent with the assumptions used in establishing the foregoing estimates, or that the actual amounts of any earnout payments will not materially differ from the estimates set forth herein.

     The Company is selectively seeking acquisition opportunities and management believes that the Company will continue to make acquisitions, which may involve additional contingent payments, as attractive opportunities become available. The Company intends to seek additional capital as necessary to fund other potential acquisitions through one or more funding sources that may include borrowings under the Credit Facility described below or offerings of debt or equity securities of the Company. In addition, the Company regularly evaluates its asset base and business mix and could elect to make changes in order to take advantage of attractive market or acquisition opportunities. Cash flow from operations, to the extent available, may also be used to fund a portion of any acquisition expenditures. The Company also expects to spend approximately one percent (1%) of its revenues during 1997 on field automation systems and other capital expenditures not directly related to acquisitions.

     Cash flow provided by operating activities increased to $4.6 million in 1997 from $2.2 million for 1996, primarily as the result of increasing income. Cash used for investing activities increased to $18.8 million in 1997, from $11.6 million in 1996, reflecting the Company's acquisitions in the first quarter, earnout payments and post closing payments to companies acquired in 1996. Cash flows from financing activities during the same period approximated $9.1 million, primarily as a result of increased borrowings under the Credit Facility to fund acquisitions.

     The Company has a bank loan agreement providing for a three-year $125.0 million revolving line of credit (the "Credit Facility"). As of March 30, 1997, approximately $76.1 million of borrowings (approximately $98.1 million as of April 14, 1997) were outstanding under the Credit Facility and approximately $2.5 million had been used for the issuance of undrawn letters of credit to secure the Company's workers' compensation programs. Borrowings under the Credit Facility bear interest, payable quarterly, at a rate equal to LIBOR plus a percentage corresponding to the Company's consolidated leverage ratio, as defined, or the agents' base rate, as defined, at the Company's option. At March 30, 1997, the majority of the Company's borrowings under this facility bore interest at approximately 6.9% (or LIBOR plus 1.35%). The Credit Facility is secured by pledges of the stock of the Company's subsidiaries and contains customary covenants such as the maintenance of certain financial ratios, minimum net worth and working capital requirements and a restriction on the payment of cash dividends on common stock. The Credit Facility also limits borrowing availability for acquisition-related purposes.

     The Company has received a commitment from the agent under the Credit Facility to provide a $10.0 million additional line of credit to finance additional acquisitions and for general corporate purposes. Indebtedness under the additional line of credit will bear interest at the agent's prime rate, will rank pari passu with indebtedness under the Credit Facility and will share the same collateral securing debt under the Credit Facility. Indebtedness under the additional line of credit will be due and payable in full upon the earlier of July 31, 1997 or the closing of any offering of debt or equity securities of the Company. Establishment of the additional line of credit requires the unanimous consent of the lenders under the Credit Agreement, which consent has not yet been obtained.

     The Company believes that cash flow from operations, the current borrowing capacity under the Credit Facility as amended and the additional line of credit and other available financing alternatives, including offerings of debt or equity securities of the Company, will be adequate to meet its presently anticipated needs for working capital, acquisitions, and capital expenditures. There can be no assurance, however, that the Credit Facility will be amended or that other alternative sources of capital will be available in the future.

FORWARD-LOOKING INFORMATION

     This Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain various "forward-looking statements," within the meaning of Section 21E of the Exchange Act, that are based on management's belief and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect," and similar expressions may identify forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or financial condition may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's actual results, performance or financial condition are fluctuations in the economy, the degree and nature of competition, demand for the Company's services, changes in laws and regulations affecting the Company's business, the Company's ability to complete acquisitions and integrate the operations of acquired businesses, to recruit and place temporary professionals, to expand into new markets, and to maintain profit margins in the face of pricing pressures and other matters discussed in this Report and the Company's other filings with the Securities and Exchange Commission.


PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - The exhibits filed with this Form 10-Q are detailed in the
Exhibit Index, which immediately precedes the exhibits to this report.

(b) Reports on Form 8-K.

One report on Form 8-K was filed during the quarter for which this report is filed:

     On March 21, 1997, the Company filed a report on Form 8-K (the "Report") stating that the Company had received a letter dated March 17, 1997 from Arthur Andersen LLP, to the effect that Arthur Andersen would decline to stand for reappointment as the Company's independent public accountants for 1997. Arthur Andersen's decision was the result of the Company's hiring a new chief financial officer, who has a family relationship with a partner in the Greensboro, North Carolina office of Arthur Andersen. The Report also stated that the Company had engaged Price Waterhouse LLP as of March 17, 1997 as the Company's independent public accountants for 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PERSONNEL GROUP OF AMERICA, INC.




  Date:  May 13, 1997                      By: /s/ Edward P. Drudge, Jr.
                                              ----------------------------
                                              Edward P. Drudge, Jr.
                                              Chief Executive Officer



  Date:  May 13, 1997                      By: /s/ James C. Hunt
                                              ----------------------------
                                              James C. Hunt
                                              Senior Vice President,
                                              Chief Financial
                                              Officer and Treasurer

                                  EXHIBIT INDEX

                                                 FILED HEREWITH (*),
                                                 NON-APPLICABLE (NA)
                                                 OR INCORPORATED BY
                                                   REFERENCE FROM
                                                     PREVIOUS            COMPANY REG. NO.
    EXHIBIT                                           EXHIBIT                   OR
    NUMBER           DESCRIPTION                       NUMBER                  REPORT
---------------  ------------------------------  --------------------  --------------------
      3.1        Amended and Restated                    3.1                 33-95228
                 Certificate of Incorporation
                 of the Company

      3.2        Amended and Restated Bylaws             3.2                 33-95228
                 of the Company

      4.0        Specimen Stock Certificate              4.0                 33-95228

      4.1        Rights Agreement between the             1                  0-27792
                 Company and The First
                 National Bank of Boston

     10.1+       1995 Equity Participation Plan          10.1            10-Q for quarter
                                                                           ended 9/30/95

     10.2+       Management Incentive                    10.2            10-Q for quarter
                 Compensation Plan                                         ended 9/30/95

     10.3+#      Director and Officer                    10.3            10-K for year ended
                 Indemnification Agreement of                                12/31/95
                 James V. Napier

     10.4        Administrative Services                 10.6            10-Q for quarter
                 Agreement between the Company                            ended 9/30/95
                 and Adia California

     10.5        Paybill Services Agreement              10.7            10-Q for quarter
                 between the Company and Adia                             ended 9/30/95
                 California

     10.6        Software License Agreement              10.8            10-Q for quarter
                 between the Company and Adia                             ended 9/30/95
                 California

     10.7+       Employment Agreement between            10.9            10-Q for quarter
                 the Company and Edward P.                                ended 9/30/95
                 Drudge, Jr.

10.8+   Employment Agreement between     10.10          10-K for year
        the Company and James C. Hunt                   ended 12/29/96

10.9+   Employment Agreement between     10.13             33-95228
        Adia Delaware, PFI Corp. and
        Richard L. Peranton

10.10+  Employment Agreement between     10.13          10-K for year
        the Company and Ken R.                          ended 12/29/96
        Bramlett, Jr.

10.11   Indemnification Agreement        10.14          10-Q for quarter
        between the Company, Adia                        ended 9/30/95
        Delaware and Adia California

10.12   Tax-Sharing Agreement between    10.15          10-Q for quarter
        the Company, Adia Delaware and                    ended 9/30/95
        Adia California

10.13   Amended and Restated             10.16          10-K for year
        Non-Qualified Profit-Sharing                    ended 12/29/96
        Plan

10.14   Loan Agreement between the       10.17          10-Q for quarter
        Company and NationsBank, N.A.,                    ended 9/29/96
        as agent

10.15   Amendment No. 1 to Loan          10.18          10-K for year
        Agreement between the Company                   ended 12/29/96
        and NationsBank, N.A., as
        agent

10.16   Amendment No. 2 to Loan            *
        Agreement between the Company
        and NationsBank, as agent

10.17   Amendment No. 3 to Loan            *
        Agreement between the Company
        and NationsBank, as agent

10.18   Asset Purchase Agreement         10.2              333-04573
        between the Company and
        Computer Resources Group

10.19   Asset Purchase Agreement           2           8-K dated 9/30/96
        between the Company and
        Business Enterprise Systems
        and Technology, Inc.  (BEST
        Consulting)

27.01   Financial data schedule (for       *
        SEC filing purposes only)

+Management contract or compensatory plan required to be filed under Item 601 of Regulation S-K of the Securities and Exchange Commission.

#This Exhibit is substantially identical to Director and Officer
Indemnification Agreements of the same date between the Company and the following individuals: Edward P. Drudge, Jr., Richard L. Peranton, Kevin P. Egan, J. Roger King, and William Simione, Jr.