Form 10-Q
period 1997-06-29
PERSONNEL GROUP OF AMERICA INC
filed 1997-08-12
CIK 948850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended JUNE 29, 1997

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________to____________

                        Commission File Number 001-13956

                        PERSONNEL GROUP OF AMERICA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                    56-1930691
--------------------------------------------------------------------------------
    (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                    Identification No.)

6302 Fairview Road, Suite 201, Charlotte, North Carolina        28210
--------------------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)

                                 (704) 442-5100
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

                                      None
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           [X] Yes            [ ] No

As of July 31, 1997, there were outstanding 12,103,497 shares of common stock, par value $.01 per share.

                        PERSONNEL GROUP OF AMERICA, INC.
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                          ----

Item 1.    Financial Statements (unaudited)
                Consolidated Statements of Income.......................    3
                Consolidated Balance Sheets.............................    4
                Consolidated Statements of Cash Flows...................    5
                Notes to Consolidated Financial Statements..............    6

Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations...........   10


PART II - OTHER INFORMATION

Item 2.    Changes in Securities........................................   19

Item 4.    Submission of Matters to a Vote of Security-Holders..........   19

Item 6.    Exhibits and Reports on Form 8-K.............................   21

Signatures..............................................................   21

Exhibit Index...........................................................   22

                        PERSONNEL GROUP OF AMERICA, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
              FOR THE PERIODS ENDED JUNE 29, 1997 AND JUNE 30, 1996


                                                    Three months ended                Six months ended
                                                   1997            1996             1997             1996
                                                 --------         -------         --------         --------

Revenues:
     Information technology services             $ 58,686         $ 1,421         $101,676         $  1,421
     Commercial staffing                           54,518          46,150          105,689           84,402
     Health care services                          33,551          30,296           66,783           58,917
                                                 --------         -------         --------         --------

         Total revenues                           146,755          77,867          274,148          144,740
                                                 --------         -------         --------         --------

Expenses:
     Direct cost of services                      105,313          56,678          197,015          105,529
     Selling, general and administrative           26,373          14,163           49,717           27,234
     Depreciation and amortization                  2,773           1,097            5,312            1,977
     License fees                                   2,289           1,790            4,390            3,270
                                                 --------         -------         --------         --------

         Total operating expenses                 136,748          73,728          256,434          138,010
                                                 --------         -------         --------         --------

Operating income                                   10,007           4,139           17,714            6,730

Interest expense                                    2,297             227            4,036              227
                                                 --------         -------         --------         --------
Income before income taxes                          7,710           3,912           13,678            6,503

Provision for income taxes                          3,261           1,662            5,768            2,763
                                                 --------         -------         --------         --------

Net income                                       $  4,449         $ 2,250         $  7,910         $  3,740
                                                 ========         =======         ========         ========

Net income per share:
     Primary                                     $    .36         $   .26         $    .65         $    .45
     Fully diluted                                    .36             .26              .64              .45

Weighted average shares outstanding:
     Primary                                       12,267           8,807           12,239            8,403
     Fully diluted                                 12,523           8,807           12,297            8,403




     See accompanying notes to unaudited consolidated financial statements.

                        PERSONNEL GROUP OF AMERICA, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  June 29,       December 29,
ASSETS                                                                              1997             1996
                                                                                  --------         --------
Current assets:
     Cash and cash equivalents                                                    $   --           $  6,087
     Accounts receivable, net                                                       87,488           67,849
     Prepaid expenses and other current assets                                       3,513            3,359
     Deferred income taxes                                                           3,715            3,512
                                                                                  --------         --------
         Total current assets                                                       94,716           80,807

Property and equipment, net                                                          9,206            7,845
Excess of cost over fair value of net assets acquired, net                         274,529          219,928
Other intangibles, net                                                               4,052            3,815
Other assets                                                                         5,085            1,932
                                                                                  --------         --------
         Total assets                                                             $387,588         $314,327
                                                                                  ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                            $  7,678         $  6,847
     Accounts payable                                                                3,723            2,877
     Accrued liabilities                                                            37,167           33,593
     Income taxes payable                                                            1,270              778
                                                                                  --------         --------
         Total current liabilities                                                  49,838           44,095

Long-term debt                                                                     137,447           78,875
Deferred income taxes                                                                7,965            8,100
                                                                                  --------         --------
         Total liabilities                                                         195,250          131,070
                                                                                  --------         --------

Commitments and contingencies                                                         --               --

Shareholders' equity:
     Preferred stock, $.01 par value; shares authorized 5,000;
        no shares issued and outstanding                                              --               --
     Common stock $.01 par value; shares authorized 20,000;
        12,102  and 12,034 shares issued and outstanding at June 29, 1997
        and December 29, 1996, respectively                                            121              120
     Additional paid-in capital                                                    170,443          169,273
     Retained earnings                                                              21,774           13,864
                                                                                  --------         --------
         Total shareholders' equity                                                192,338          183,257
                                                                                  --------         --------
         Total liabilities and shareholders' equity                               $387,588         $314,327
                                                                                  ========         ========


     See accompanying notes to unaudited consolidated financial statements.

                        PERSONNEL GROUP OF AMERICA, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            Six months ended
                                                                        June 29,          June 30,
                                                                          1997              1996
                                                                        ---------          --------
Cash flows provided by (used in) operating activities:
     Net income                                                         $   7,910          $  3,740
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities
         Depreciation and amortization                                      5,312             1,977
         Deferred income taxes, net                                          (300)             (298)
         Changes in assets and liabilities, net of effects of
             acquired companies
               Accounts receivable                                         (6,953)           (7,945)
               Prepaid expenses and other current assets                      (67)           (1,704)
               Accounts payable and accrued liabilities                     3,805             4,780
               Income taxes payable                                          (600)           (1,642)
               Other assets                                                  (116)             (120)
                                                                        ---------          --------

     Net cash provided by (used in) operating activities                    8,991            (1,212)
                                                                        ---------          --------

Cash flows used in investing activities:
     Purchases of property and equipment, net                              (2,197)           (2,300)
     Cash used in acquisitions, net of cash acquired                      (67,854)          (49,172)
                                                                        ---------          --------
         Net cash used in investing activities                            (70,051)          (51,472)
                                                                        ---------          --------

Cash flows provided by (used in) financing activities:
     Proceeds from convertible subordinated notes issuance, net            97,000              --
     Proceeds from common stock issuance, net                                --              95,660
     Repayments under credit facility                                    (116,525)          (29,775)
     Borrowings under credit facility                                      74,807            29,775
     Proceeds from exercise of stock options                                1,171              --
     Repayments of seller notes and acquired indebtedness                  (1,480)             --
                                                                        ---------          --------

         Net cash provided by financing activities                         54,973            95,660
                                                                        ---------          --------

     Net increase (decrease) in cash and cash equivalents                  (6,087)           42,976

Cash and cash equivalents at beginning of period                            6,087             5,273
                                                                        ---------          --------

Cash and cash equivalents at end of period                              $    --            $ 48,249
                                                                        =========          ========


     See accompanying notes to unaudited consolidated financial statements.

                        PERSONNEL GROUP OF AMERICA, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



(1) GENERAL

         The unaudited consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 29, 1996. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

(2) EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED AND OTHER INTANGIBLES

         The Company's businesses were initially acquired from unrelated third parties in exchange for cash and other consideration. The Company allocates the excess of cost over the fair value of net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although the Company believes that goodwill has an unlimited life, the Company amortizes such costs on a straight-line basis over 40 years. Accumulated amortization of excess of cost over fair value of net assets acquired amounted to $19,341 and $16,131 at June 29, 1997, and December 29, 1996, respectively.

         Other intangibles consist primarily of covenants not to compete and client and employee lists. Other intangibles are generally amortized over four to five years.

         The Company evaluates the recoverability of its investment in excess of cost over fair value of net assets acquired and other intangibles in relation to anticipated future cash flows on an undiscounted basis. Based on this assessment, the Company expects its investment in excess of cost over fair value of net assets and other intangibles to be fully recovered.

(3) LONG-TERM DEBT

         Long-term debt consisted of the following at June 29, 1997 and December 29, 1996:

                                                                                June 29,           Dec 29,
                                                                                  1997              1996
                                                                                ---------          --------
         5-3/4% Convertible Subordinated Notes due July 2004                    $ 100,000          $    --
         $125,000 revolving credit facility due June 2002                          25,607            67,325
         Notes payable to sellers of acquired companies and other                  19,518            18,397
                                                                                ---------          --------
                                                                                  145,125            85,722
               Less current portion                                                (7,678)           (6,847)
                                                                                ---------          --------
                                                                                $ 137,447          $ 78,875
                                                                                =========          ========

         In June 1997, the Company completed a private placement of $100,000 of 5-3/4% Convertible Subordinated Notes due July 2004 (the "Notes"). Subsequent to June 29, 1997, the Company issued an additional $15,000 of Notes as the initial purchasers of the Notes exercised their overallotment option. The net proceeds of approximately $111,500 (including the proceeds from the $15,000 of Notes issued pursuant to the overallotment option) were used to repay a substantial portion of outstanding indebtedness under the Company's $125,000 Revolving Credit Facility (the "Credit Facility") and permanently repay outstanding indebtedness under a recently incurred $10,000 line of credit. Interest on the Notes is payable semi-annually, commencing January 1998. The Notes are convertible into Common Stock of the Company at any time before maturity at an initial conversion price of $35.625 per share. The Notes are not redeemable prior to July 2000. Thereafter, the Company may redeem the Notes initially at 103.29% and at decreasing prices thereafter to 100% at maturity, in each case together with accrued interest. The Notes are subordinated to all present and future senior indebtedness of the Company (as defined), including indebtedness under the Credit Facility.

         Concurrent with the initial issuance of the Notes, the Credit Facility was amended and restated. The restated Credit Facility has substantially the same terms, but certain covenants were modified to reflect the issuance of the Notes and other matters and the pricing provisions for borrowing under the Credit Facility were improved. In addition, the term of the Credit Facility was extended to June 2002.

(4) ACQUISITIONS

         During the six months ended June 29, 1997, the Company completed the acquisitions of Word Processing Professionals, Inc. (Word Processing Professionals") in New York, New York, Energetix, Inc. ("Energetix") in Chicago, Illinois, Lloyd-Ritter Consulting, Inc., and The Lipson Conroy Services Corporation (collectively, the "Lloyd-Ritter Companies") in the Silicon Valley area of California, and Vital Computer Services International, Inc. ("Vital") in New York, New York. Word Processing Professionals provides word processing and desktop publishing services to professional services firms and financial institutions in mid-town Manhattan. Energetix provides information technology staffing services to a variety of clients in the Chicago area. The Lloyd-Ritter Companies provide software engineering, systems design and development, network administration and technical publication development staffing services to a variety of technology companies in Northern California's Silicon Valley. Vital has offices in New York, New York, Livingston, New Jersey, Washington D.C. and Miami and Orlando, Florida, and provides information technology staffing and consulting services to the banking and financial institutions, insurance, telecommunications and pharmaceuticals industries. These acquired businesses are collectively referred to hereinafter as the "Acquired Companies." The Acquired Companies had combined revenues in 1996 of approximately $68,500.

         The purchase price for the Acquired Companies aggregated approximately $60,400, including seller notes and direct acquisition costs but excluding certain contingent earnout payments. The acquisitions of Energetix, the Lloyd-Ritter Companies and Vital provide for additional payments, contingent upon attainment of certain earnings targets for various periods during the next three years. Any such contingent payments will be recorded as additional purchase price when paid and will increase the amount of excess cost over fair value of net assets acquired. The acquisitions of the Acquired Companies have been accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the entities acquired were recorded at their estimated fair values at the dates of the acquisitions and the results of operations of the Acquired Companies have been included in the Company's consolidated results of operations from the date of the respective acquisitions. The excess purchase price over the estimated fair value of the net assets acquired is being amortized on a straight-line basis over 40 years. All of the acquisitions were funded through borrowings under the Credit Facility.

         The following table presents the Company's pro forma consolidated results of operations for the six-month periods indicated, as if the 1997 acquisitions of the Acquired Companies and the nine other companies acquired during 1996 and the conversion of six Nursefinders franchises during 1996 had occurred on January 1, 1996:


                                                                   June 29,          June 30,
                                                                     1997             1996
                                                                   --------         --------
         Revenues                                                  $300,650         $248,968
         Net income                                                   8,521            4,366
         Net income per fully diluted share                        $   0.69         $   0.52
                                                                   ========         ========

         Weighted average fully diluted shares outstanding           12,297            8,403
                                                                   ========         ========

(5) NET INCOME PER SHARE

         In 1997, the computation of primary net income per share was based on the average number of shares of common stock and common stock equivalents outstanding, and the computation of fully diluted net income per share assumed the conversion of the Notes. In 1996, the computation of both primary and fully diluted net income per share was based on the weighted average number of common shares outstanding during the periods indicated.

         The Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share," for the year ending December 28, 1997. For the quarter ended June 29, 1997, the Company is required to continue following the computation requirements of Accounting Principles Board Opinion No. 15, "Earnings Per Share." The adoption of the new statement would not have had a material effect on the Company's net income per share for the quarter or the six months ended June 29, 1997.

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

         In June 1996, the Company issued 4,025,000 shares of its common stock in an underwritten public offering (the "1996 Equity Offering"), which raised approximately $95.6 million of net proceeds for the Company. The net proceeds of the 1996 Equity Offering were used to repay indebtedness under the Company's $125.0 million Credit Facility and fund several acquisitions.

         In June 1997, the Company completed a private placement of $100.0 million of 5-3/4% Convertible Subordinated Notes due 2004 (the "Notes"). Subsequent to June 29, 1997, the Company issued an additional $15.0 million of Notes as the initial purchasers of the Notes exercised their overallotment option. The net proceeds from the Notes were approximately $111.5 million and were used to repay indebtedness under the Credit Facility.

         The Company operates within one industry segment, and is organized into three Divisions: the Information Technology Services Division, which provides information technology staffing and consulting services in a range of computer-related disciplines; the Commercial Staffing Division, which provides a wide variety of temporary office and clerical staffing services; and the Health Care Services Division, which, through Company-operated, franchised and licensed offices, provides home health care services and supplemental staffing for health care facilities. At July 31, 1997, the Information Technology Services Division was comprised of nine companies, the Commercial Staffing Division was comprised of 13 companies and the Health Care Services Division operated under the Nursefinders brand.

         The following table sets forth the number and nature of the Company's offices at the end of the years indicated and at July 31, 1997:


                                    July 31,
                                      1997        1996        1995        1994
                                      ----        ----        ----        ----
Information technology offices          25          18         --          --
Commercial staffing offices             72          74          58          57
Nursefinders offices -
     Company operated                   46          50          48          47
     Licensed                           19          17          10           4
     Franchised                         33          33          40          48
                                       ---         ---         ---         ---
          Total Offices                195         192         156         156


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

         The Company has not actively marketed new licenses or franchises in recent periods and, accordingly, franchise and license fees have not been material. However, the Company views its franchises and licenses as an important part of the health care business, because the program allows Nursefinders to operate in areas that might not otherwise meet the Company's criteria for a Company operated office, allows a further spreading of fixed costs over additional revenues, and is believed to yield a fair profit for the Company services provided to the licensees and franchisees.

         Since the IPO in 1995, the Company has acquired nine information technology services companies and five commercial staffing companies as follows:


                                                                                        1996 Pro Forma
                                        Date             Headquarters                      Revenues
Information Technology                  Acquired         Location                        (in Millions)
----------------------                  --------         --------                        -------------

Computer Resources Group                June 1996        San Francisco                     $  36.7
Command Technologies                    July 1996        Denver                                7.2
Broughton Systems                       July 1996        Richmond                             15.5
BEST Consulting                         Sept. 1996       Seattle                              66.5
Software Service Corp.                  Sept. 1996       Atlanta                              12.7
Energetix                               Feb. 1997        Chicago                               7.0
Lloyd-Ritter Consulting                 Apr. 1997        Silicon Valley                       15.7
Lipson Conroy Services                  Apr. 1997        Silicon Valley                        6.6
Vital Computer Services                 June 1997        New York                             33.2

Commercial Staffing
-------------------

Profile Temporary Services              Mar. 1996        Chicago (Loop Area)                   6.4
Allegheny Personnel                     Mar. 1996        Pittsburgh                           15.1
Judith Fox Staffing Companies           May 1996         Richmond                             16.8
Denver Temporaries                      July 1996        Denver                                3.0
Word Processing Professionals           Jan. 1997        New York City                         6.0
                                                                                            ------

   Total 1996 Pro Forma Revenues                                                            $248.4
                                                                                            ======



         Additionally, in 1996 the Company converted six Nursefinders franchised offices, which had combined 1996 revenues of approximately $16.8 million, to Company operated offices by acquiring the applicable franchises. Had the Company owned each of the 14 acquired companies and six converted franchises at January 1, 1996, the Company's pro forma 1996 revenues would have been approximately $533.3 million and 38%, 39% and 23% of such revenues would have come from Information Technology Services, Commercial Staffing and Health Care Services, respectively.

         Each of the Company's acquisitions to date has been accounted for using the purchase method of accounting, and has been included in the following discussions as applicable since the respective date of acquisition. The Company allocates the excess of cost over the fair value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although the Company believes that goodwill has an unlimited life, the Company amortizes such costs on a straight-line basis over 40 years. The Company believes that buying market leading companies and then allowing the acquired companies to maintain their separate identities and independence preserves goodwill for an unlimited period. Intangible assets represented 72% of total assets and 145% of total shareholders' equity at June 29, 1997. The Company evaluates the recoverability of its investment in excess of cost over fair value of net assets acquired and other intangibles in relation to anticipated future cash flows on an undiscounted basis. Based on this assessment, the Company expects its investments in intangible assets to be fully recovered.

         In the future, the Company's revenues and expenses may be significantly affected by the number and timing of the opening or acquisition of additional offices or businesses. The timing of such expansion activities also can affect period-to-period comparisons of the Company's results of operations.

         The traditional commercial staffing business is subject to the seasonal impact of summer and holiday employment trends. Typically, the second six months of each calendar year is more heavily affected as companies tend to increase their use of temporary personnel during this period. While the staffing industry is cyclical, the Company believes that the broad geographic coverage of its operations, its emphasis on high-end clerical staffing in its Commercial Staffing Division and its rapid expansion into the less seasonal information technology staffing and consulting sector, mitigate the adverse effects of economic cycles in a single industry or geographic region.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED JUNE 29, 1997 VERSUS THREE MONTHS ENDED JUNE 30, 1996

REVENUES

         Total revenues increased 88.5% to $146.8 million in the second quarter of 1997 from $ 77.9 million in 1996. All of the Information Technology Services Division's revenues have been acquired since May 1996, and on a pro forma basis Information Technology Services Division revenues increased over 40% in the second quarter of 1997 over 1996 due to the continued high demand for information technology services. Commercial Staffing Division revenue grew 18.1% as the result of the contribution of revenues from companies acquired by the Company and continuing internal growth attributable to increases in billable hours. During this period, the Health Care Services Division experienced a 10.7% increase in revenues (including franchise fees) primarily as a result of the revenues added by the Division from the six franchised office conversions completed in 1996 and increases in home health care visits and billable hours.

DIRECT COSTS OF SERVICES

         Direct costs, consisting of payroll and related expenses of consultants and other temporary workers, increased 85.8% to $105.3 million from $56.7 million in the second quarter of 1996 primarily as the result of the addition of the acquired companies, but declined as a percentage of revenue to 71.8% from 72.8% during 1996 as the Company continued its expansion into the higher margin information technology staffing and consulting sectors.

OTHER OPERATING EXPENSES

         Other operating expenses, consisting of selling, general and administrative expenses, depreciation and amortization expense and license fees, increased 84.4% to $31.4 million in the second quarter of 1997 from $17.1 million in 1996. As a percentage of revenues, selling, general and administrative expenses decreased to 21.4% in the second quarter of 1997 from 21.9% for 1996 primarily as the result of the spreading of these expenses over a larger revenue base. Depreciation and amortization expense recognized during the second quarter of 1997 increased to 1.9% of revenues from 1.4% of revenues for 1996 primarily due to increased amortization expense arising from the acquisitions completed by the Company. License fees increased by 27.9% to $2.3 million due primarily to an increase in the number of licensed offices in the second quarter of 1997 over the same period of 1996.

INTEREST EXPENSE

         Interest expense increased to $2.3 million in the second quarter of 1997 as the Company continued to borrow funds under its Credit Facility and from certain owner-sellers of Acquired Companies to finance acquisitions. See "Liquidity and Capital Resources."

INCOME TAX EXPENSE

         The effective tax rate decreased slightly to 42.3% in the second quarter of 1997 from 42.5% for 1996. This decrease was due to reductions in nondeductible amortization expense in relation to pretax income. The Company's effective tax rate has historically been higher than the U.S. federal statutory rate of 35.0% primarily due to state income taxes and nondeductible amortization expense.

NET INCOME

         Net income increased 97.7% to $4.4 million in the second quarter of 1997 (or 3.0% of revenue) from $2.3 million ( 2.9% of revenue) in 1996 due to the factors discussed above.

      SIX MONTHS ENDED JUNE 29, 1997 VERSUS SIX MONTHS ENDED JUNE 30, 1996

REVENUES

         Total revenues increased 89.4% to $274.1 million in the six months ended June 29,1997, from $ 144.7 million in 1996. All of the Information Technology Services Division's revenues have been acquired since May 1996, and on a pro forma basis Information Technology Services Division revenues increased over 37% in the first six months of 1997 over 1996 due to the continued high demand for information technology services. Commercial Staffing Division revenue grew 25.2% as the result of the contribution of revenues from companies acquired by the Company and continuing internal growth attributable to increases in billable hours. During this period, the Health Care Services Division experienced a 13.4% increase in revenues (including franchise fees) primarily as a result of the revenues added by the Division from the six franchised office conversions completed in 1996 and increases in home health care visits and billable hours.

DIRECT COSTS OF SERVICES

         Direct costs, consisting of payroll and related expenses of consultants and other temporary workers, increased 86.7% to $197.0 million from $105.5 million in the second quarter of 1996 primarily as the result of the addition of the Acquired Companies, but declined as a percentage of revenue to 71.9% from 72.9% during 1996 as the Company continued its expansion into the higher margin information technology staffing and consulting sectors.

OTHER OPERATING EXPENSES

         Other operating expenses, consisting of selling, general and administrative expenses, depreciation and amortization expense and license fees, increased 82.9% to $59.4 million in the six months ended June 29, 1997, from $32.5 million in 1996. As a percentage of revenues, selling, general and administrative expenses decreased to 21.7% in the six months ended June 29, 1997, from 22.4% for 1996 primarily as the result of the spreading of these expenses over a larger revenue base. Depreciation and amortization expense recognized during the six months ended June 29, 1997, increased to 1.9% of revenues from 1.4% of revenues for 1996 primarily due to increased amortization expense arising from the acquisitions completed by the

Company. License fees increased by 34.3% to $4.4 million due primarily to an increase in the number of licensed offices in the six months ended June 29, 1997 over the same period of 1996.

INTEREST EXPENSE

         Interest expense increased to $4.0 million in the six months ended June 29, 1997 as the Company continued to borrow funds under its Credit Facility and from certain owner-sellers at various times primarily to finance acquisitions. See "Liquidity and Capital Resources."

INCOME TAX EXPENSE

         The effective tax rate decreased slightly to 42.2% in the six months ended June 29, 1997 from 42.5% for 1996. This decrease was due to reductions in nondeductible amortization expense in relation to pretax income. The Company's effective tax rate has historically been higher than the U.S. federal statutory rate of 35.0% primarily due to state income taxes and nondeductible amortization expense.

NET INCOME

         Net income increased 111.5% to $7.9 million in the six months ended June 29, 1997 (or 2.9% of revenue) from $3.7 million (2.6% of revenue) in 1996 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Changes in liquidity during the six months ended June 29, 1997 represent the net effect of cash generated by operations, offset by the Company's principal uses of cash to finance receivables due to the growth in the business, fund acquisitions and make capital expenditures. For the six months ended June 29, 1997, cash flow provided by operating activities increased to $9.0 million as compared to cash used by operating activities of $1.2 million for 1996, primarily as the result of higher operating profits in 1997. Cash used for investing activities increased to $70.1 million in 1997, from $51.5 million in 1996, reflecting the Company's acquisitions in the first six months of 1997, contingent earnout payments and other post-closing payments to the former owners of Acquired Companies. Cash flows from financing activities during 1997 approximated $55.0 million, primarily due to increased borrowings needed to fund acquisitions.

         As of June 29, 1997, receivables for the Information Technology Services Division, the Commercial Staffing Division and the Health Care Services Division remained outstanding an average of 54, 42, and 61 days, respectively, after billing. Health care receivables are generally paid by insurance companies and governmental agencies and therefore tend to be outstanding longer than commercial receivables. In the aggregate, days sales outstanding were 51 at June 29, 1997 compared to aggregate days sales outstanding of 57 at December 29, 1996.

         The Company's primary capital expenditure requirements relate to acquisitions. Since the IPO, the Company has made cash payments and issued notes aggregating approximately $241.9 million for acquisitions of existing businesses and for the conversion of six franchised

Nursefinders offices to Company operated offices. In addition, during the first quarter of 1997, the Company made post-closing payments to former owners of acquired companies of $5.9 million. The Company is also obligated under certain acquisition agreements to repay seller notes during the next three years of $19.5 million and to make contingent earnout payments to former owners of acquired companies. Contingent earnout payments are based on the future performance of such acquired companies and thus the actual amount cannot be determined until such date. The Company estimates, based on certain assumptions as to future performance of such acquired companies, that aggregate earnout payments may be in the range of $19.0 million to $33.0 million in 1998, $6.0 million to $15.0 million in 1999 and $18.0 million to $21.0 million in 2000. There can be no assurance, however, that the future performance of the acquired companies will be consistent with the assumptions used in establishing the foregoing estimates, or that the actual amounts of any earnout payments will not differ materially from the estimates set forth herein.

         The Company is selectively seeking acquisition opportunities and management believes that the Company will continue to make acquisitions as attractive opportunities become available. The Company intends to seek additional capital as necessary to fund other potential acquisitions through one or more funding sources that may include borrowings under the Credit Facility described below or offerings of debt or equity securities of the Company. In addition, the Company has previously announced that it intends to consider strategic alternatives for its Health Care Services Division, including the possible sale of the Division. If the Company sells the Division, the net proceeds from the sale could be used to provide funding for future acquisitions. Cash flow from operations, to the extent available, may also be used to fund a portion of any acquisition expenditures. The Company also expects to spend approximately one percent (1%) of its revenues during 1997 on field automation systems and other capital expenditures not directly related to acquisitions.

         The Company has a bank loan agreement providing for a five-year $125.0 million revolving line of credit (the "Credit Facility"). As of June 29, 1997, $25.6 million of borrowings were outstanding under the Credit Facility and approximately $2.9 million had been used for the issuance of undrawn letters of credit to secure the Company's workers' compensation programs. On July 1, 1997, the initial purchasers of the Notes exercised the overallotment option and the net proceeds of $14.6 million were used to pay down the revolver borrowings. Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus a percentage corresponding to the Company's consolidated leverage ratio, as defined, or the agents' base rate, as defined, at the Company's option. At June 29, 1997, the majority of the Company's borrowings under this facility bore interest at approximately 6.9% (or LIBOR plus 1.25%).

         At July 31, 1997, the amount available for borrowing under the Credit Facility was approximately $115.0 million. The Credit Facility is secured by pledges of the stock of the Company's subsidiaries and contains customary covenants such as the maintenance of certain financial ratios, minimum net worth and working capital requirements and a restriction on the payment of cash dividends on common stock. The Credit Facility also limits borrowing availability for acquisition-related purposes.

         During June 1997, the Company obtained a $10.0 million additional line of credit to finance a portion of the acquisition purchase price for Vital Computer Services International, Inc. and for general corporate purposes. This additional line of credit was canceled upon the initial issuance of the Notes.

         In June 1997, the Company completed the private placement of $100.0 million of Notes. Subsequent to June 29, 1997, the Company issued an additional $15.0 million of Notes as the initial purchasers of the Notes exercised their overallotment option. The net proceeds of approximately $111.5 million (including the proceeds from $15.0 million of Notes issued after June 29) from the offering were used to repay a substantial portion of outstanding indebtedness under the Company's Credit Facility and permanently repay outstanding indebtedness under a recently incurred $10.0 million line of credit. The Notes are subordinated to all present and future senior indebtedness of the Company, including indebtedness under the Credit Facility. Interest on the Notes is payable semi-annually, commencing January 1998. The Notes are convertible into Common Stock of the Company at any time before maturity at a conversion price of $35.625 per share. The Notes are not redeemable prior to July 2000. Thereafter, the Company may redeem the Notes initially at 103.29% and at decreasing prices thereafter to 100% at maturity, in each case together with accrued interest.

         The Company believes that cash flow from operations, the current borrowing capacity under the Credit Facility as amended and other available financing alternatives, including offerings of debt or equity securities of the Company and, if the Health Care Services Division is sold, proceeds from the sale of that Division, will be adequate to meet its presently anticipated needs for working capital, acquisitions, and capital expenditures. There can be no assurance, however, that other alternative sources of capital will be available in the future.

FORWARD-LOOKING INFORMATION

         This report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain various "forward-looking statements, " within the meaning of Section 21E of the Exchange Act, that are based on management's belief and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect," and similar expressions may identify forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or financial condition may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's actual results, performance or financial condition are fluctuations in the economy, the degree and nature of competition, demand for the Company's services, changes in laws and regulations affecting the Company's business, the Company's ability to complete acquisitions and integrate the operations of acquired businesses, to recruit and place temporary professionals, to expand into new markets, and to maintain profit margins in the face of pricing pressures and other matters discussed in this report and the Company's other filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         At the Company's annual meeting of shareholders held May 21, 1997, the shareholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 95,000,000. Such additional authorized shares of Common Stock are available for issuance from time to time without shareholder approval upon such terms and for such purposes as determined by the Board of Directors.

         On June 23, 1997 (and pursuant to the exercise of an overallotment option on July 1, 1997), the Company sold $115,000,000 aggregate principal amount of 5-3/4% Convertible Subordinated Notes due 2004 (the "Notes") to Smith Barney Inc., PaineWebber Incorporated, J.C. Bradford & Co., The Robinson-Humphrey Company, Inc. and NationsBanc Capital Markets, Inc., as initial purchasers (the "Initial Purchasers"). Aggregate discounts and commissions to the Initial Purchasers were $2,875,000. The Notes were sold to the Initial Purchasers in a transaction not involving a public offering in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder. The Notes are convertible at any time at or before maturity, unless previously redeemed, at an initial conversion price of $35.625 per share, subject to adjustment in certain events.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The Company's annual meeting of shareholders was held on May 21, 1997. The matters voted upon at the meeting were proposals: (1) to elect two directors to serve a term of three years, (2) to amend the Company's certificate of incorporation to increase its authorized Common Stock, (3) to amend the Company's 1995 Equity Participation Plan to change the methodology for reserving number of shares of common stock subject to the plan, (4) to approve the Company's 1997 Employee Stock Purchase Plan and (5) to ratify the selection of Price Waterhouse LLP as the Company's independent public accountants for fiscal 1997. Each of these proposals was approved by the following margins:

                                                                 Votes Against
              Proposal                           Votes For        or Withheld
              --------                           ---------        -----------

Election of Directors (1):     Kevin P. Egan     9,931,388          310,245
                               J. Roger King     9,930,788          310,845

                                                              Votes Against                          Broker
                Proposal                     Votes For         or Withheld       Abstentions       Non-Votes
                --------                     ---------         -----------       -----------       ---------

Amendment to Certificate of
Incorporation                                  7,098,084           3,120,334        23,125                  90

                Proposal
                --------

Amendment to 1995 Equity Participation
Plan                                           5,025,084           3,715,942          26,965         1,473,642

                Proposal
                --------

Approval of 1997 Employee Stock
Purchase Plan                                  8,355,286             391,005          21,700         1,473,642

                Proposal
                --------

Ratification of Selection of
Independent Public Accountants                10,221,523               2,447          17,663


         (1) Following the meeting, Edward P. Drudge, Jr., James C. Hunt, James
V. Napier and William J. Simione, Jr. continued to serve as directors of the Company, together with Messrs. Egan and King.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - The exhibits filed with or incorporated by reference into this Form 10-Q are set forth in the Exhibit Index, which immediately precedes the exhibits to this report.

         (b) Reports on Form 8-K - the following Current Reports on Form 8-K were filed during the quarter ended June 29, 1997:

                  (i) Current Report on Form 8-K dated May 22, 1997, reporting that the Company had signed a definitive agreement to acquire Vital Computer Services International, Inc. and would raise up to $100 million in a private placement of senior subordinated notes.

                  (ii) Current Report on Form 8-K dated June 5, 1997, reporting that the Company had decided to raise up to $100 million in a private placement of convertible subordinated notes in lieu of senior subordinated notes (as previously announced).

                  (iii) Current report on Form 8-K dated June 18, 1997, reporting the terms of the Company's completed private placement of $100 million of convertible subordinated notes.





                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PERSONNEL GROUP OF AMERICA, INC.
                                  (Registrant)


Date:  August 12, 1997            By:     /s/ Edward P. Drudge Jr.
                                       ----------------------------------------
                                       Edward P. Drudge Jr.
                                       Chief Executive Officer

Date:  August 12, 1997            By:    /s/ James C. Hunt
                                       ----------------------------------------
                                       James C. Hunt
                                       Senior Vice President
                                       Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX




                                                                   FILED HEREWITH(*),OR
                                                                     INCORPORATED BY
                                                                 REFERENCE FROM PREVIOUS       COMPANY REG. NO.
EXHIBIT NUMBER               DESCRIPTION                            EXHIBIT NUMBER                OR REPORT
--------------               -----------                            --------------                ---------

      3.1        Restated Certificate of Incorporation of the              3.1                     333-31863
                 Company, as amended

      3.2        Amended and Restated Bylaws of the Company                3.2                     33-95228

      4.0        Specimen Stock Certificate                                4.0                     33-95228

      4.1        Rights Agreement between the Company and The               1                       0-27792
                 First National Bank of Boston

      4.2        Indenture between the Company and First Union             4.2                     333-31863
                 National Bank, as Trustee

      4.3        Form of Note Certificate for 5-3/4%                       4.3                     333-31863
                 Convertible Subordinated Notes

     10.1        1995 Equity Participation Plan, as amended                10.1                    333-31863

     10.2        Management Incentive Compensation Plan                    10.2                10-Q for quarter
                                                                                                 ended 9/30/95

     10.3        1997 Employee Stock Purchase Plan                         10.3                    333-31863

     10.4#       Director and Officer Indemnification                      10.3                  10-K for year
                 Agreement of James V. Napier                                                   ended 12/31/95

     10.5        Administrative Services Agreement between the             10.6                10-Q for quarter
                 Company and Adia California                                                     ended 9/30/95

     10.6        Paybill Services Agreement between the                    10.7                10-Q for quarter
                 Company and Adia California                                                     ended 9/30/95



                                                                   FILED HEREWITH(*),OR
                                                                     INCORPORATED BY
                                                                 REFERENCE FROM PREVIOUS       COMPANY REG. NO.
EXHIBIT NUMBER               DESCRIPTION                            EXHIBIT NUMBER                OR REPORT
--------------               -----------                            --------------                ---------

     10.7        Software License Agreement between the                    10.8                10-Q for quarter
                 Company and Adia California                                                     ended 9/30/95

     10.8        Employment Agreement between the Company and              10.9                10-Q for quarter
                 Edward P. Drudge, Jr.                                                           ended 9/30/95

     10.9        Employment Agreement between the Company and             10.10                  10-K for year
                 James C. Hunt                                                                  ended 12/29/96

     10.10       Employment Agreement between Adia Delaware,              10.13                    33-95228
                 PFI Corp. and Richard L. Peranton

     10.11       Employment Agreement between the Company and             10.13                  10-K for year
                 Ken R. Bramlett, Jr.                                                            ended 12/29/96

     10.12       Indemnification Agreement between the Company            10.14                10-Q for quarter
                 and Adia Delaware                                                               ended 9/30/95

     10.13       Tax-Sharing Agreement between the Company,               10.15                10-Q for quarter
                 Adia Delaware and Adia California                                               ended 9/30/95

     10.14       Amended and Restated Non-Qualified                       10.16                  10-K for year
                 Profit-Sharing Plan                                                            ended 12/29/96

     10.15       Amended and Restated Credit Agreement between            10.15                    333-31863
                 the Company and its subsidiaries, the Lenders
                 party thereto and NationsBank N.A., as Agent

     10.16       Asset Purchase Agreement between the Company             10.20                    333-04573
                 and Computer Resources Group



                                                                   FILED HEREWITH(*),OR
                                                                     INCORPORATED BY
                                                                 REFERENCE FROM PREVIOUS       COMPANY REG. NO.
EXHIBIT NUMBER               DESCRIPTION                            EXHIBIT NUMBER                OR REPORT
--------------               -----------                            --------------                ---------

     10.17       Asset Purchase Agreement between the Company               2                  8-K dated 9/30/96
                 and Business Enterprise Systems and
                 Technology, Inc. (BEST Consulting)

     10.18       Registration Rights Agreement between the                10.18                    333-31863
                 Company and the Initial Purchasers of the
                 5-3/4% Convertible Subordinated Notes

      11         Computation of Per Share Earnings                          *

      27         Financial Data Schedule (for SEC use only)                 *


# This Exhibit is substantially identical to Director and Officer Indemnification Agreements of the same date between the Company and the following individuals: Edward P. Drudge, Jr., Richard L. Peranton, Kevin P. Egan, J. Roger King and William Simione, Jr.