Form 10-Q
period 1997-09-28
PERSONNEL GROUP OF AMERICA INC
filed 1997-11-07
CIK 948850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended SEPTEMBER 28, 1997

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

                                 (704) 442-5100
                                 ---------------
               (Registrant's telephone number including area code)

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

                             [X] Yes    [ ] No

As of October 27, 1997, there were outstanding 12,133,825 shares of common stock, par value $.01 per share.

                        PERSONNEL GROUP OF AMERICA, INC.
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                         Page

Item 1. Financial Statements (unaudited)
             Consolidated Statements of Income......................       3
             Consolidated Balance Sheets............................       4
             Consolidated Statements of Cash Flows..................       5
             Notes to Consolidated Financial Statements.............       6

Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations..........      10


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...........................      19

Signatures..........................................................      20

Exhibit Index.......................................................      21

                        PERSONNEL GROUP OF AMERICA, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
         FOR THE PERIODS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996


                                                         Three months ended              Nine months ended
                                                        1997            1996            1997            1996
                                                      ---------      ---------         --------      ---------
Revenues:

     Information technology services                   $ 72,098        $15,442         $173,774       $ 16,863
     Commercial staffing                                 56,896         51,885          162,585        136,288
     Health care services                                33,308         31,975          100,091         90,891
                                                       --------        -------         --------       --------

         Total revenues                                 162,302         99,302          436,450        244,042
                                                       --------        -------         --------       --------

Expenses:
     Direct cost of services                            116,111         71,521          313,126        177,050
     Selling, general and administrative                 28,537         18,174           78,254         45,408
     Depreciation and amortization                        3,037          1,521            8,349          3,498
     License fees                                         2,237          2,092            6,627          5,362
                                                       --------        -------         --------       --------

         Total operating expenses                       149,922         93,308          406,356        231,318
                                                       --------        -------         --------       --------

Operating income                                         12,380          5,994           30,094         12,724

Interest expense (income), net                            2,388          (176)            6,424             51
                                                       --------        -------         --------       --------

Income before income taxes                                9,992          6,170           23,670         12,673

Provision for income taxes                                4,226          2,595            9,993          5,358
                                                       --------        -------         --------       --------

Net income                                             $  5,766        $ 3,575         $ 13,677       $  7,315
                                                       ========        =======         ========       ========

Net income per share:
     Primary                                           $    .46        $   .30         $   1.11       $    .76
     Fully diluted                                          .44            .30             1.09            .76

Weighted average shares outstanding:
     Primary                                             12,415         12,028           12,316          9,620
     Fully diluted                                       15,660         12,028           13,575          9,620



     See accompanying notes to unaudited consolidated financial statements.

                        PERSONNEL GROUP OF AMERICA, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  September 28,        December 29,
                                                                                      1997                 1996
                                                                                  -------------        ------------
ASSETS
Current assets:

     Cash and cash equivalents                                                        $    247         $  6,087
     Accounts receivable, net                                                           95,277           67,849
     Prepaid expenses and other current assets                                           2,469            3,359
     Deferred income taxes                                                               3,830            3,512
                                                                                      --------         --------
         Total current assets                                                          101,823           80,807

Property and equipment, net                                                             10,198            7,845
Excess of cost over fair value of net assets acquired, net                             301,683          219,928
Other intangibles, net                                                                   4,063            3,815
Other assets                                                                             5,239            1,932
                                                                                      --------         --------
         Total assets                                                                 $423,006         $314,327
                                                                                      ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                                $  7,790         $  6,847
     Accounts payable                                                                    5,054            2,877
     Accrued liabilities                                                                36,710           33,593
     Income taxes payable                                                                4,130              778
                                                                                      --------         --------
         Total current liabilities                                                      53,684           44,095

Long-term debt                                                                         161,907           78,875
Deferred income taxes                                                                    8,988            8,100
                                                                                      --------         --------
         Total liabilities                                                             224,579          131,070
                                                                                      --------         --------

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value; shares authorized 5,000;
        no shares issued and outstanding                                                  --               --
     Common stock $.01 par value; shares authorized 95,000;
        12,133 and 12,034 shares issued and outstanding at September 28, 1997
        and December 29, 1996, respectively                                                121              120
     Additional paid-in capital                                                        170,765          169,273
     Retained earnings                                                                  27,541           13,864
                                                                                      --------         --------
         Total shareholders' equity                                                    198,427          183,257
                                                                                      --------         --------
         Total liabilities and shareholders' equity                                   $423,006         $314,327
                                                                                      ========         ========


     See accompanying notes to unaudited consolidated financial statements.

                        PERSONNEL GROUP OF AMERICA, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                             Nine months ended
                                                                        Sept. 28,          Sept. 29,
                                                                          1997               1996
                                                                        ---------          --------
Cash flows provided by (used in) operating activities:
     Net income                                                         $  13,677          $  7,315
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities
         Depreciation and amortization                                      8,349             3,498
         Deferred income taxes, net                                           608              (456)
         Changes in assets and liabilities, net of effects of
             acquired companies
               Accounts receivable                                        (13,283)          (11,253)
               Prepaid expenses and other current assets                      999              (797)
               Accounts payable and accrued liabilities                     4,027             6,263
               Income taxes payable                                         2,260            (1,776)
               Other assets                                                    40              (425)
                                                                        ---------          --------

       Net cash provided by operating activities                           16,677             2,369
                                                                        ---------          --------

Cash flows used in investing activities:
     Purchases of property and equipment, net                              (4,026)           (2,937)
     Cash used in acquisitions, net of cash acquired                      (98,106)          (77,545)
                                                                        ---------          --------
       Net cash used in investing activities                             (102,132)          (80,482)
                                                                        ---------          --------

Cash flows provided by (used in) financing activities:
     Proceeds from convertible subordinated notes issuance, net           111,750              --
     Proceeds from common stock issuance, net                                --              95,661
     Repayments under credit facility                                    (142,082)          (30,758)
     Borrowings under credit facility                                     110,257            29,999
     Proceeds from exercise of stock options                                1,493              --
     Repayments of seller notes and acquired indebtedness                  (1,803)             --
                                                                        ---------          --------

       Net cash provided by financing activities                           79,615            94,902
                                                                        ---------          --------

     Net increase (decrease) in cash and cash equivalents                  (5,840)           16,789

Cash and cash equivalents at beginning of period                            6,087             5,273
                                                                        ---------          --------

Cash and cash equivalents at end of period                              $     247          $ 22,062
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


(2)      EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED AND OTHER
         INTANGIBLES

         The Company's businesses were initially acquired from unrelated third parties in exchange for cash and other consideration. The Company allocates the excess of cost over the fair value of net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although the Company believes that goodwill has an unlimited life, the Company amortizes such costs on a straight-line basis over 40 years. Accumulated amortization of excess of cost over fair value of net assets acquired amounted to $21,178 and $16,131 at September 28, 1997 and December 29, 1996, respectively.

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

(3)      LONG-TERM DEBT

         Long-term debt consisted of the following at September 28, 1997 and December 29, 1996:


                                                                 Sept. 28,           Dec 29,
                                                                   1997                1996
                                                                 ---------           -------
5-3/4% Convertible Subordinated Notes due July 2004               $115,000           $  --
$125,000 revolving credit facility due June 2002                    35,500            67,325
Notes payable to sellers of acquired companies and other            19,197            18,397
                                                                  --------           -------
                                                                   169,697            85,722
      Less current portion                                          (7,790)           (6,847)
                                                                  --------           -------
                                                                  $161,907           $78,875
                                                                  ========           =======


         In June and July 1997, the Company completed a private placement of $115,000 of 5-3/4% Convertible Subordinated Notes due July 2004 (the "Notes"). The net proceeds of approximately $111,750 were used to repay a substantial portion of outstanding indebtedness under the Company's $125,000 Revolving Credit Facility (the "Credit Facility") and permanently repay outstanding indebtedness under a separate $10,000 line of credit. Interest on the Notes is payable semi-annually, commencing January 1998. The Notes are convertible into Common Stock of the Company at any time before maturity at an initial conversion price of $35.625 per share. The Notes are not redeemable prior to July 2000. Thereafter, the Company may redeem the Notes initially at 103.29% and at decreasing prices thereafter to 100% at maturity, in each case together with accrued interest. The Notes are subordinated to all present and future senior indebtedness of the Company (as defined), including indebtedness under the Credit Facility.

         Concurrent with the issuance of the Notes, the Credit Facility was amended and restated. The restated Credit Facility has substantially the same terms, but certain covenants were modified to reflect the issuance of the Notes and other matters and the pricing provisions for borrowing under the Credit Facility were improved. In addition, the term of the Credit Facility was extended to June 2002.

(4)      ACQUISITIONS

         During the nine months ended September 28, 1997, the Company acquired the following businesses in six separate transactions. These acquired businesses are collectively referred to hereinafter as the "Acquired Companies."


                                                                             1996 Pro Forma
                                         Date            Headquarters           Revenues
    Information Technology             Acquired            Location          (in Millions)
    ----------------------             --------         -------------        -------------
    Energetix                          Feb. 1997        Chicago                   $ 7.0
    Lloyd-Ritter Consulting            Apr. 1997        Silicon Valley             15.7
    Lipson Conroy Services             Apr. 1997        Silicon Valley              6.6
    Vital Computer Services            June 1997        New York City              33.2
    DRACS                             Sept. 1997        Atlanta                     9.6

    Commercial Staffing
    -------------------
    Word Processing Professionals      Jan. 1997        New York City               6.0
    Jeffrey Staffing Group*           Sept. 1997        Boston                     18.6
                                                                                  -----

     Total 1996 Pro Forma Revenues                                                $96.7
                                                                                  =====

         * Includes Franklin Pierce, Scott Wayne and Integrity Technical
           Services


         The purchase prices for the Acquired Companies aggregated approximately $95,000, including seller notes and direct acquisition costs but excluding certain contingent earnout payments. Certain acquisitions provide for additional payments, contingent upon attainment of certain earnings targets for various periods during the next four years. Any such contingent payments will be recorded as additional purchase price when paid and will increase the amount of excess cost over fair value of net assets acquired. The acquisitions of the Acquired Companies have been accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the entities acquired were recorded at their estimated fair values at the dates of the acquisitions and the results of operations of the Acquired Companies have been included in the Company's consolidated results of operations from the dates of the respective acquisitions. The excess purchase price over the estimated fair value of the net assets acquired is being amortized on a straight-line basis over 40 years.

         The following table presents the Company's pro forma consolidated results of operations for the nine-month periods indicated, as if the 1997 acquisitions of the Acquired Companies and the nine other companies acquired during 1996 and the conversion of six Nursefinders franchises during 1996 had occurred on January 1, 1996:


                                                     Sept. 28,     Sept. 29,
                                                       1997           1996
                                                     --------      --------
      Revenues....................................   $489,496      $410,832
      Net income..................................     15,388         8,805
      Net income per fully diluted share .........   $   1.13      $   0.92
                                                     ========      ========

      Weighted average fully diluted shares
          outstanding.............................     13,575         9,620
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

         The Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share," for the year ending December 28, 1997. For the quarter ended September 28, 1997, the Company is required to continue following the computation requirements of Accounting Principles Board Opinion No. 15, "Earnings Per Share." The adoption of the new statement would not have had a material effect on the Company's net income per share for the quarter or the nine months ended September 28, 1997.

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

         In June 1996, the Company issued 4,025,000 shares of its common stock in an underwritten public offering (the "1996 Equity Offering"), which raised approximately $95.6 million of net proceeds for the Company. The net proceeds of the 1996 Equity Offering were used to repay indebtedness under the Company's $125.0 million revolving credit facility (the "Credit Facility") and fund several acquisitions.

         In June and July 1997, the Company completed a private placement of $115.0 million of 5-3/4% Convertible Subordinated Notes due 2004 (the "Notes"). The net proceeds from the Notes were approximately $111.8 million and were used to repay indebtedness under the Credit Facility and to retire a separate $10.0 million line of credit.

         The Company operates within one industry segment, and is organized into three Divisions: the Information Technology Services Division, which provides information technology staffing and consulting services in a range of computer-related disciplines; the Commercial Staffing Division, which provides a wide variety of temporary office and clerical staffing services; and the Health Care Services Division, which, through Company-operated, franchised and licensed offices, provides home health care services and supplemental staffing for health care facilities. At October 27, 1997, the Information Technology Services Division was comprised of 10 companies, the Commercial Staffing Division was comprised of 16 companies and the Health Care Services Division operated under the Nursefinders brand.

         The following table sets forth the number and nature of the Company's offices at the end of the years indicated and at October 27, 1997:


                                           Oct. 27,
                                             1997     1996     1995     1994
                                             ----     ----     ----     ----
       Information technology offices          28       18       --       --
       Commercial staffing offices             85       74       58       57
       Nursefinders offices -
            Company operated                   46       50       48       47
            Licensed                           19       17       10        4
            Franchised                         33       33       40       48
                                              ---      ---      ---      ---
                 Total Offices                211      192      156      156


         The Company recognizes as revenues the amounts billed to clients of licensed Nursefinders offices. In these cases, the temporary workers are the Company's employees and all costs of employing the temporary workers are the responsibility of the Company and are included in direct cost of services. The Company remits monthly to its licensees the gross profits of each licensed office less 7% of gross revenues, uncollectible receivables and certain other expenses of each licensed office. The Company does not recognize revenues from its franchised Nursefinders offices other than a 5% royalty on the gross revenues of each franchised office.

         The Company has not actively marketed new licenses or franchises in recent periods and, accordingly, franchise and license fees received from the granting of new franchises and licenses have not been material. However, the Company views its franchises and licenses as an important part of the health care business, because the program allows Nursefinders to operate in geographic areas that might not otherwise meet the Company's criteria for a Company operated office, allows a further spreading of fixed costs over additional revenues, and is believed to yield a fair profit for the Company services provided to the licensees and franchisees.

         During the nine months ended September 28, 1997, the Company acquired five information technology services companies and four commercial staffing companies in six separate transactions as follows:

                                                                           1996 Pro Forma
                                    Date            Headquarters             Revenues
Information Technology              Acquired        Location               (in Millions)
----------------------              ---------       ------------           --------------
Energetix                           Feb. 1997       Chicago                    $ 7.0
Lloyd-Ritter Consulting             Apr. 1997       Silicon Valley              15.7
Lipson Conroy Services              Apr. 1997       Silicon Valley               6.6
Vital Computer Services             June 1997       New York City               33.2
DRACS                              Sept. 1997       Atlanta                      9.6

Commercial Staffing
-------------------
Word Processing Professionals       Jan. 1997       New York City                6.0
Jeffrey Staffing Group*            Sept. 1997       Boston                      18.6
                                                                               -----

   Total 1996 Pro Forma Revenues                                               $96.7
                                                                               =====

     * Includes Franklin Pierce, Scott Wayne and Integrity Technical Services.

Had the Company owned each of these companies on December 29, 1996, the Company's pro forma revenues for the nine months ended September 28, 1997, would have been approximately $489.5 million, and 43%, 37% and 20% of such revenues would have come from Information Technology Services, Commercial Staffing and Health Care Services, respectively.

         Each of the Company's acquisitions to date has been accounted for using the purchase method of accounting, and has been included in the following discussions as applicable since the respective date of acquisition. The Company allocates the excess of cost over the fair value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. The Company believes that buying market leading companies and allowing them to maintain their separate identities and independence preserves goodwill for an unlimited period. Although the Company believes that goodwill has an unlimited life, the Company amortizes such costs on a straight-line basis over 40 years. Intangible assets represented 72.3% of total assets and 154.1% of total shareholders' equity at September 28, 1997. The Company evaluates the recoverability of its investment in excess of cost over fair value of net assets acquired and other intangibles in relation to anticipated future cash flows on an undiscounted basis. Based on this assessment, the Company expects its investments in intangible assets to be fully recovered.

         In the future, the Company's revenues and expenses may be significantly affected by the number and timing of the opening or acquisition of additional offices or businesses. The timing of such expansion activities also can affect period-to-period comparisons of the Company's results of operations.

         The traditional commercial staffing business is subject to the seasonal impact of summer and holiday employment trends. Typically, the second six months of each calendar year is more heavily affected as companies tend to increase their use of temporary personnel during this period. While the staffing industry is cyclical, the Company believes that the broad geographic coverage of its operations, its emphasis on high-end clerical staffing in its Commercial Staffing Division and its rapid expansion into the less seasonal information technology sector mitigate the adverse effects of economic cycles in a single industry or geographic region.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 28, 1997 VERSUS THREE MONTHS ENDED SEPTEMBER 29, 1996

REVENUES

         Total revenues increased 63.4% to $162.3 million in the third quarter of 1997 from $99.3 million in 1996. On a pro forma basis Information Technology Services Division revenues increased over 37% in the third quarter of 1997 over 1996 due to the continued high demand for information technology services. Actual Commercial Staffing Division revenue grew 9.7% as the result of continuing internal growth attributable to increases in billable hours and the contribution of revenues from companies acquired by the Company. During this period, the Health Care Services Division experienced a 4.2% increase in actual revenues (including franchise fees) primarily as a result of increases in supplemental staffing billable hours.

DIRECT COSTS OF SERVICES

         Direct costs, consisting of payroll and related expenses of consultants and other temporary workers, increased 62.3% to $116.1 million from $71.5 million in the third quarter of 1996 primarily as the result of the Company's acquisitions, but declined as a percentage of revenue to 71.5% from 72.0% during 1996 as the Company continued its expansion into the higher margin information technology staffing and consulting sectors. Gross margins in the Information Technology and Commercial Staffing divisions remain consistent with 1996 margins as pay rate pressures have generally been passed on through higher bill rates. The gross margins in the Health Care division have decreased slightly from 1996 levels due primarily to the shift in sales mix from the higher margin Medicare business to lower margin supplemental staffing.

OTHER OPERATING EXPENSES

         Other operating expenses, consisting of selling, general and administrative expenses, depreciation and amortization expense and license fees, increased 55.2% to $33.8 million in the third quarter of 1997 from $21.8 million in 1996. As a percentage of revenues, however, selling, general and administrative expenses decreased to 17.6% in the third quarter of 1997 from 18.3% for 1996 primarily as the result of the spreading of these expenses over a larger revenue base. Depreciation and amortization expense recognized during the third quarter of 1997 increased to 1.9% of revenues from 1.5% of revenues for 1996 primarily due to increased amortization expense arising from the acquisitions completed by the Company. License fees increased by 6.9% to $2.2 million due primarily to an increase in the number of licensed offices in the third quarter of 1997 over the same period of 1996.

INTEREST EXPENSE

         Interest expense increased to $2.4 million in the third quarter of 1997 as the Company completed in June and July 1997 a private placement of $115.0 million of 5-3/4% Convertible Subordinated Notes due 2004. In addition, the Company continued to borrow funds under its Credit Facility and from certain owner-sellers of acquired businesses to finance acquisitions. Borrowings were minimal in the 1996 third quarter due to the proceeds received from the June 1996 Equity Offering. See "Liquidity and Capital Resources."

INCOME TAX EXPENSE

         The effective tax rate increased slightly to 42.3% in the third quarter of 1997 from 42.1% for 1996. This increase was due to additional nondeductible amortization expense during the quarter in relation to pretax income. The Company's effective tax rate has historically been higher than the U.S. federal statutory rate of 35.0% primarily due to state income taxes and nondeductible amortization expense.

NET INCOME

         Net income increased 61.3% to $5.8 million in the third quarter of 1997 (or 3.6% of revenue) from $3.6 million (3.6% of revenue) in 1996 due to the factors discussed above.

         NINE MONTHS ENDED SEPTEMBER 28, 1997 VERSUS NINE MONTHS ENDED SEPTEMBER 29, 1996

REVENUES

         Total revenues increased 78.8% to $436.5 million in the nine months ended September 28,1997, from $244.0 million in 1996. All of the Information Technology Services Division's revenues have been acquired since May 1996, and on a pro forma basis Information Technology Services Division revenues increased over 37% in the first nine months of 1997 over 1996 due to the continued high demand for information technology services. Actual Commercial Staffing Division revenue grew 19.3% as the result of the contribution of revenues from businesses acquired by the Company and continuing internal growth attributable to increases in billable hours. During this period, the Health Care Services Division experienced a 10.1% increase in actual revenues (including franchise fees) primarily as a result of the revenues added by the Division from the six franchised office conversions completed in 1996 and increases in home health care visits and billable hours.

DIRECT COSTS OF SERVICES

         Direct costs, consisting of payroll and related expenses of consultants and other temporary workers, increased 76.9% to $313.1 million from $177.1 million in the second quarter of 1996 primarily as the result of the Company's acquisitions, but declined as a percentage of revenue to 71.7% from 72.5% during 1996 as the Company continued its expansion into the higher margin information technology staffing and consulting sectors. Gross margins in the Information Technology and Commercial Staffing divisions remain consistent with 1996 margins as pay rate pressures have generally been passed on through higher bill rates. The gross margins in the Health Care division have decreased slightly from 1996 levels due primarily to the shift in sales mix from the higher margin Medicare business to lower margin supplemental staffing.

OTHER OPERATING EXPENSES

         Other operating expenses, consisting of selling, general and administrative expenses, depreciation and amortization expense and license fees, increased 71.8% to $93.2 million in the nine months ended September 28, 1997, from $54.3 million in 1996. As a percentage of revenues, selling, general and administrative expenses decreased to 17.9% in the nine months ended September 28, 1997, from 18.6% for 1996 primarily as the result of the spreading of these expenses over a larger revenue base. Depreciation and amortization expense recognized during the nine months ended September 28, 1997, increased to 1.9% of revenues from 1.4% of revenues for 1996 primarily due to increased amortization expense arising from the acquisitions completed by the Company. License fees increased by 23.6% to $6.6 million due primarily to an increase in the number of licensed offices in the nine months ended September 28, 1997 over the same period of 1996.

INTEREST EXPENSE

         Interest expense increased to $6.4 million in the nine months ended September 28, 1997 as the Company completed in June and July 1997, a private placement of $115.0 million of 5-3/4% Convertible Subordinated Notes due 2004. In addition, the Company continued to borrow funds under its Credit Facility and from certain owner-sellers of acquired businesses at various times primarily to finance acquisitions. Interest expense on borrowings during the nine months ended September 29, 1996 were substantially offset by interest income earned on the net proceeds from the June 1996 Equity Offering. See "Liquidity and Capital Resources."

INCOME TAX EXPENSE

         The effective tax rate decreased slightly to 42.2% in the nine months ended September 28, 1997 from 42.3% for 1996. The Company's effective tax rate has historically been higher than the U.S. federal statutory rate of 35.0% primarily due to state income taxes and nondeductible amortization expense.

NET INCOME

         Net income increased 87.0% to $13.7 million in the nine months ended September 28, 1997 (or 3.1% of revenue) from $7.3 million (3.0% of revenue) in 1996 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Changes in liquidity during the nine months ended September 28, 1997 represent the net effect of cash generated by operations, offset by the Company's principal uses of cash to finance receivables due to the growth in the business, fund acquisitions and make capital expenditures. For the nine months ended September 28, 1997, cash flow provided by operating activities increased to $16.7 million, compared to $2.4 million for 1996, primarily as the result of higher earnings before depreciation and amortization in 1997. Cash used for investing activities increased to $102.1 million in 1997 from $80.5 million in 1996, reflecting the Company's six acquisitions in the first nine months of 1997, contingent earnout payments and other post-closing payments to the former owners of acquired businesses. Cash flows from financing activities during 1997 approximated $79.6 million, primarily due to increased borrowings needed to fund acquisitions.

         As of September 28, 1997, receivables for the Information Technology Services Division, the Commercial Staffing Division and the Health Care Services Division remained outstanding an average of 53, 44 and 60 days, respectively, after billing. Health care receivables are generally paid by insurance companies and governmental agencies and therefore tend to be outstanding longer than commercial receivables. In the aggregate, days sales outstanding were 52 at September 28, 1997 compared to aggregate days sales outstanding of 57 at December 29, 1996.

         The Company's primary capital expenditure requirements relate to acquisitions. Since the IPO, the Company has made cash payments and issued notes aggregating approximately $272.7 million for acquisitions of existing businesses and for the conversion of six franchised Nursefinders offices to Company operated offices. In addition, during the first quarter of 1997, the Company made post-closing payments to former owners of acquired businesses of $5.9 million. The Company is also obligated under certain acquisition agreements to repay seller notes during the next three years of $19.2 million and to make contingent earnout payments to former owners of acquired businesses. Contingent earnout payments are based on the future performance of such acquired businesses and thus the actual amount cannot be determined until such date. The Company estimates, based on certain assumptions as to future performance of such acquired businesses, that aggregate earnout payments may be in the range of $19.0 million to $36.0 million in 1998, $7.0 million to $18.0 million in 1999, $20.0 million to $25.0 million in 2000 and $2.0 million to $4.0 million in 2001. There can be no assurance, however, that the future performance of the acquired businesses will be consistent with the assumptions used in establishing the foregoing estimates, or that the actual amounts of any earnout payments will not differ materially from the estimates set forth herein.

         The Company is selectively seeking acquisition opportunities and management believes that the Company will continue to make acquisitions as attractive opportunities become available. The Company intends to seek additional capital as necessary to fund other potential acquisitions through one or more funding sources that may include borrowings under the Credit Facility described below or offerings of debt or equity securities of the Company. In addition, the Company has previously announced that it intends to consider strategic alternatives for its Health Care Services Division, including the possible sale of the Division. If the Company sells the Division, the net proceeds from the sale could be used to provide funding for future acquisitions. Cash flow from operations, to the extent available, may also be used to fund a portion of any acquisition expenditures. The Company also expects to spend approximately one percent (1%) of its revenues during 1997 and 1998 on field automation systems, management information systems and other capital expenditures not directly related to acquisitions.

         The Company's Credit Facility is a five-year $125.0 million revolving line of credit. As of September 28, 1997, $35.5 million of borrowings were outstanding under the Credit Facility and approximately $2.9 million had been used for the issuance of undrawn letters of credit to secure the Company's workers' compensation programs. Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus a percentage corresponding to the Company's consolidated leverage ratio, as defined, or the agents' base rate, as defined, at the Company's option. At September 28, 1997, the majority of the Company's borrowings under this facility bore interest at approximately 6.9%.

         At October 27, 1997, the amount available for borrowing under the Credit Facility was approximately $81.8 million. The Credit Facility is secured by pledges of the stock of the Company's subsidiaries and contains customary covenants such as the maintenance of certain financial ratios, minimum net worth and working capital requirements and a restriction on the payment of cash dividends on common stock. The Credit Facility also limits borrowing availability for acquisition-related purposes.

         In June and July 1997, the Company completed the private placement of $115.0 million of Notes. The net proceeds of approximately $111.8 million from the offering were used to repay a substantial portion of outstanding indebtedness under the Company's Credit Facility and permanently repay outstanding indebtedness under a separate $10.0 million line of credit. The Notes are subordinated to all present and future senior indebtedness of the Company, including indebtedness under the Credit Facility. Interest on the Notes is payable semi-annually, commencing January 1998. The Notes are convertible into Common Stock of the Company at any time before maturity at a conversion price of $35.625 per share. The Notes are not redeemable prior to July 2000. Thereafter, the Company may redeem the Notes initially at 103.29% and at decreasing prices thereafter to 100% at maturity, in each case together with accrued interest.

         The Company believes that cash flow from operations, the current borrowing capacity under the Credit Facility and other available financing alternatives, including offerings of debt or equity securities of the Company and, if the Health Care Services Division is sold, proceeds from the sale of that Division, will be adequate to meet its presently anticipated needs for working capital, acquisitions, and capital expenditures. There can be no assurance, however, that other alternative sources of capital will be available in the future.

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

          (b) Reports on Form 8-K - No Current Reports on Form 8-K were filed during the quarter ended September 28, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PERSONNEL GROUP OF AMERICA, INC.
                                  (Registrant)


Date:  November 7, 1997           By:      /s/ Edward P. Drudge, Jr.
                                           ------------------------------------
                                           Edward P. Drudge Jr.
                                           Chief Executive Officer

Date:  November 7, 1997           By:      /s/ James C. Hunt
                                           -------------------------------------
                                           James C. Hunt
                                           Senior Vice President
                                           Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX



                                                                   FILED HEREWITH(*), OR
                                                                     INCORPORATED BY
                                                                 REFERENCE FROM PREVIOUS       COMPANY REG. NO.
EXHIBIT NUMBER                    DESCRIPTION                         EXHIBIT NUMBER               OR REPORT
--------------                    -----------                    -----------------------       ----------------
      3.1        Restated Certificate of Incorporation of the              3.1                     333-31863
                 Company, as amended

      3.2        Amended and Restated Bylaws of the Company                3.2                     33-95228

      4.0        Specimen Stock Certificate                                4.0                     33-95228

      4.1        Rights Agreement between the Company and The               1                       0-27792
                 First National Bank of Boston

      4.2        Indenture between the Company and First Union             4.2                     333-31863
                 National Bank, as Trustee

      4.3        Form of Note Certificate for 5-3/4%                       4.3                     333-31863
                 Convertible Subordinated Notes

     10.1        1995 Equity Participation Plan, as amended               10.1                     333-31863

     10.2        Management Incentive Compensation Plan                   10.2                 10-Q for quarter
                                                                                                 ended 9/30/95

     10.3        1997 Employee Stock Purchase Plan                        10.3                     333-31863

     10.4#       Director and Officer Indemnification                     10.3                   10-K for year
                 Agreement of James V. Napier                                                   ended 12/31/95

     10.5        Software License Agreement between the                   10.8                 10-Q for quarter
                 Company and Adia California                                                     ended 9/30/95

                                                                   FILED HEREWITH(*), OR
                                                                     INCORPORATED BY
                                                                 REFERENCE FROM PREVIOUS       COMPANY REG. NO.
EXHIBIT NUMBER                    DESCRIPTION                         EXHIBIT NUMBER               OR REPORT
--------------                    -----------                    -----------------------       ----------------
     10.6        Employment Agreement between the Company and             10.9                 10-Q for quarter
                 Edward P. Drudge, Jr.                                                           ended 9/30/95

     10.7        Employment Agreement between the Company and             10.10                  10-K for year
                 James C. Hunt                                                                  ended 12/29/96

     10.8        Employment Agreement between Adia Delaware,              10.13                    33-95228
                 PFI Corp. and Richard L. Peranton

     10.9        Employment Agreement between the Company and             10.13                  10-K for year
                 Ken R. Bramlett, Jr.                                                           ended 12/29/96

     10.10       Indemnification Agreement between the Company            10.14                10-Q for quarter
                 and Adia Delaware                                                               ended 9/30/95

     10.11       Tax-Sharing Agreement between the Company,               10.15                10-Q for quarter
                 Adia Delaware and Adia California                                               ended 9/30/95

     10.12       Amended and Restated Non-Qualified                       10.16                  10-K for year
                 Profit-Sharing Plan                                                            ended 12/29/96

     10.13       Amended and Restated Credit Agreement between            10.15                    333-31863
                 the Company and its subsidiaries, the Lenders
                 party thereto and NationsBank N.A., as Agent

     10.14       Asset Purchase Agreement between the Company               2                  8-K dated 9/30/96
                 and Business Enterprise Systems and
                 Technology, Inc. (BEST Consulting)

     10.15       Registration Rights Agreement between the                10.17                    333-31863
                 Company and the Initial Purchasers of the
                 5-3/4% Convertible Subordinated Notes

                                                                   FILED HEREWITH(*), OR
                                                                     INCORPORATED BY
                                                                 REFERENCE FROM PREVIOUS       COMPANY REG. NO.
EXHIBIT NUMBER                    DESCRIPTION                         EXHIBIT NUMBER               OR REPORT
--------------                    -----------                    -----------------------       ----------------
      11         Computation of Per Share Earnings                          *

      27         Financial Data Schedule (for SEC use only)                 *


# This Exhibit is substantially identical to Director and Officer Indemnification Agreements of the same date between the Company and the following individuals: Edward P. Drudge, Jr., Kevin P. Egan, J. Roger King and William Simione, Jr.