Form 10-K405
period 1997-12-28
PERSONNEL GROUP OF AMERICA INC
filed 1998-03-30
CIK 948850

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------
                                    FORM 10-K
                                -----------------
(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                   For the fiscal year ended December 28, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from                 to
                                        ---------------    -------------

                        Commission file number 001-13956
                                               ---------

                        PERSONNEL GROUP OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                  56-1930691
-------------------------------           -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

      6302 Fairview Road, Suite, 201
         Charlotte, North Carolina                       28210
 ----------------------------------------              ----------
 (Address of principal executive offices)              (Zip Code)

                                 (704) 442-5100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.01 par value
                          ----------------------------
                               (Title of Class)

                               ------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                       ---       ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of February 17, 1998, computed by reference to the closing sale price on such date, was $505,968,572. (For purposes of calculating this amount only, all directors, executive officers and greater than 10% shareholders of the registrant are treated as affiliates.) As of the same date, 12,454,611 shares of Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 28, 1997 (the "Annual Report") furnished to the Commission pursuant to Rule 14a-3(b) and definitive Proxy Statement pertaining to the 1998 Annual Meeting of Shareholders ("the Proxy Statement") filed with the Commission pursuant to Regulation 14A are incorporated herein by reference into Parts II and IV, and Part III, respectively.

                                     PART I.

ITEM 1.  BUSINESS

         Personnel Group of America, Inc. (the "Company"), is a leading provider of information technology and commercial staffing services to businesses, professional and governmental organizations. The Company is organized into two Divisions, Information Technology Services (the "IT Division") and Commercial Staffing (the "Commercial Staffing Division"), and operates in strategic markets throughout the United States. The Company's staffing services include temporary staffing, placement of full time employees, on-site management of temporary employees, training and testing of temporary and permanent workers and information technology consulting. At February 17, 1998, the Company operated through a network of 126 Company-operated offices in 24 states and the District of Columbia.

         The IT Division offers information technology professionals and consulting services in a range of computer-related disciplines. Commercial Staffing offers a wide variety of temporary office and clerical services to more than 10,000 organizations nationwide. This division also provides light technical, light industrial, and finance and accounting services to its customers, but these services typically account for less than 20% of the division's total revenues. For the year ended December 28, 1997 on a pro forma basis, the IT Division and the Commercial Staffing Division represented approximately 53% and 47%, respectively, of the Company's total revenues.

         The Company reviews acquisition opportunities in the ordinary course of business and completed the acquisition of 13 companies in seven transactions in 1997. Six of the companies acquired in 1997 are in the information technology services business and seven are in the commercial staffing business. These companies had combined pro forma revenues of $151.0 million in 1997.

         On December 26, 1997, the Company completed the sale of its healthcare division for $65.25 million. With the sale of the healthcare division, the Company freed substantial economic and management resources that it has reallocated to its faster growing and more profitable IT and Commercial Staffing Divisions.

         The Company had completed four acquisitions subsequent to fiscal year-end, Ann Wells Personnel Services ("Ann Wells") in the Silicon Valley of California, Creative Temporaries ("Creative") and Corporate Staffing Consultants ("Corporate") in Charlotte, North Carolina, and Advanced Business Consultants ("ABC") in Kansas City, Missouri. Ann Wells, Creative and Corporate are leading providers of commercial staffing services in their respective markets. ABC is the leading independent provider of information technology services in the Kansas City area. These companies had combined revenues in excess of $58.6 million in 1997.

         The Company endeavors to protect its intellectual property rights and has obtained registrations in the United States of certain of the trademarks, trade names and service marks that appear in this report.

INFORMATION TECHNOLOGY SERVICES DIVISION

         At February 17, 1998, the IT Division provides information technology professionals and consulting services through 31 offices in 17 states and the District of Columbia at February 17, 1998. The IT Division employed approximately 2,800 consultants at February 17, 1998, of which approximately 44% were salaried employees and 56% were hourly.

         The IT Division was created in 1996 following the acquisition by the Company of five companies in the information technology services business. The IT Division provides skilled personnel, such as programmers, systems designers, software engineers, LAN administrators, systems integrators, helpdesk staff and other technology specialists, to a wide variety of clients, typically on an as-needed time and materials basis. The IT Division's staffing services include providing individuals or teams of computer professionals to corporations and other organizations that need assistance with project management, analysis, systems design, programming, maintenance, testing and special technologies for short-term and long-term information technology projects. A number of the division's operating companies also provide Year 2000 staffing services. The division's service offerings encompass a wide variety of tasks, ranging from management of all aspects of a project or the implementation of turnkey systems to the fulfillment of temporary staffing needs for technology projects.

         Selected offices in the IT Division also provide complementary or stand-alone consulting services in the information technology area, typically on an as needed, time and materials basis. For example, BEST Consulting's Enterprise Division works with clients, chief executive officers and other executives interested in alternatives to outsourcing their internal information technology organization, as well as implementing complex systems integration solutions, and offers a broad range of consulting services, including systems development projects and client/server networks that span mainframe, mid-range and desktop systems. These services are provided at the client's site or at Enterprise's off-site development center. The Company intends to continue expanding the consulting services component of the IT Division as part of its strategy to offer a full range of IT services to its clients. Other IT Division companies also provide IT consulting services to supplement their staffing services offerings.

         Operations

         The IT Division markets its services to regional and local accounts on a decentralized basis. The following table sets forth information at February 17, 1998 on the names, markets, numbers of offices, dates founded and dates acquired of the IT Division companies:

                                                                       NUMBER OF        DATE        DATE
              NAME                MARKETS                               OFFICES        FOUNDED    ACQUIRED
              ----                -------                               -------        ------     --------
Advanced Business Consultants     Kansas City, MO                          1            1986       Feb. 1998

BAL Associates                    Los Altos, CA                            2            1989       Dec. 1997
                                  Orlando, FL

BEST Consulting                   Seattle and Olympic, WA                 11            1990      Sept. 1996
                                  Portland, OR
                                  Salt Lake City, UT
                                  Boise, ID
                                  Sacramento, CA
                                  Phoenix, AZ
                                  Minneapolis, MN
                                  Las Vegas and Reno, NV

Broughton Systems                 Richmond, VA                             2            1981       July 1996
                                  Research Triangle Park, NC

Command Technologies              Denver, CO                               1            1978       July 1996

                                                                       NUMBER OF        DATE        DATE
              NAME                MARKETS                               OFFICES        FORMED     ACQUIRED
              ----                -------                               -------        ------     --------
Computer Resources Group          San Francisco,                           4            1972       June 1996
                                  Sacramento and Santa Clara, CA
                                  Salt Lake City, UT

DRACS Consulting Group            Atlanta, GA                              1            1989      Sept. 1997

Energetix                         Chicago, IL                              1            1988       Feb. 1997

Lipson Conroy Services            Silicon Valley, CA                       1            1992       Apr. 1997

Lloyd-Ritter Consulting           Silicon Valley, CA                       1            1980       Apr. 1997

Software Service Corp.            Atlanta, GA                              2            1990      Sept. 1996
                                  Birmingham, AL

Vital Computer Services           New York, NY                             4            1970       June 1997
                                  Livingston, NJ
                                  Washington, DC
                                  Miami, FL

         Sales and Marketing

         The IT Division has developed a sales and marketing strategy that focuses on both regional and local accounts, and is implemented in a decentralized manner through its various branch locations. At the regional level, the IT Division has attained preferred vendor status under multiple local brand names at a variety of large clients. These accounts are typically targeted by a local IT Division company with a presence in a specific market, and then are sold on the basis of the strength of the IT Division's geographic presence in multiple markets.

         Local accounts are targeted and sold by account managers at the branch offices, permitting the IT Division to capitalize on the brand names of the companies in the IT Division and the local expertise and established relationships of its branch office employees. Such accounts are solicited through personal sales presentations, telephone marketing, direct mail solicitation, referrals from clients and other companies in the IT and Commercial Staffing Divisions and advertising in a variety of local and national media. These advertisements appear in the Yellow Pages, newspapers and trade publications. Local employees are also encouraged to be active in civic organizations and industry trade groups to facilitate the development of new customer relationships.

COMMERCIAL STAFFING DIVISION

         At February 17, 1998, the Commercial Staffing Division operated through 95 offices in 12 states and the District of Columbia. The Commercial Staffing Division provides temporary personnel who perform general office and administrative services, word processing and desktop publishing, office automation, records management, production/assembly/distribution, telemarketing, finance, accounting and other staffing services, typically on an as-needed, time and materials basis. Certain of the Commercial Staffing Division's offices also provide full-time placement and payrolling services. Payrolling services entail employment by the Commercial Staffing Division of individuals recruited by a customer for which the Commercial Staffing Division is compensated on a fee basis.

         Operations

         The Commercial Staffing Division markets its staffing services to local and regional clients through its network of offices across the United States. The following table sets forth information at February 17, 1998, on the names, markets, numbers of offices and dates founded of the Commercial Staffing Division's companies:


                                                                                     NUMBER OF         DATE
                NAME                   MARKETS                                       OFFICES(1)       FOUNDED
                ----                   -------                                       ----------       -------

Abar Staffing                          San Francisco Bay Area, CA                         5             1954

Allegheny Personnel                    Pittsburgh, PA                                     4             1972

Ann Wells Personnel (2)                Silicon Valley, CA                                 1             1980

Corporate Staffing Consultants (2)     Charlotte, NC                                      5             1975

Creative Temporaries (2)               Charlotte, NC                                      6             1972

Denver Temporaries                     Denver, CO                                         2             1978

FirstWord Staffing Services            Dallas, TX                                         7             1978

Jeffrey Staffing Group                 Boston, MA                                        11             1971
(Franklin-Pierce Associates,
 Franklin-Pierce Temporaries,
 Scott-Wayne Associates,
 Scott-Wayne Staffing,
 Scott-Wayne Temporaries and
 Integrity Technical Services)

Judith Fox Staffing Companies          Richmond and Charlottesville, VA                   3             1978
(Judith Fox Staffing and               New York, NY
 Rosemary Scott Temporaries)

Profile Temporaries                    Loop Area of Chicago, IL                           1             1979

Staffinders Personnel                  Houston, TX                                        3             1983

Temp Connection                        New York and Long Island, NY                       2             1982

TempWorld                              Atlanta, GA                                       14             1980
                                       Birmingham, AL
                                       Washington, DC

Thomas Staffing                        Los Angeles/Orange County, CA                     20             1969
                                       Riverside/San Bernardino, CA
                                       San Diego, CA

West Personnel Service                 North and West Suburban Chicago, IL                7             1954

Word Processing Professionals          New York, NY                                       1             1982

Word Processors Personnel Services     Atlanta, GA                                        2             1978

---------------

(1)  Does not include SourcePLUS locations at customer sites.
(2) Ann Wells Personnel, Creative Temporaries and Corporate Staffing were acquired by the Company in January 1998.

         The Commercial Staffing Division strives to satisfy the needs of its customers by providing customized services, such as on-site workforce management and full-time placement services. The flexibility of the Commercial Staffing Division's decentralized organization allows it to tailor its operations to meet local client requirements. For example, certain clients are provided with customized billings, utilization reports and safety awareness and training programs.

         To meet the growing demand in the staffing services business for on-site management capability, the Commercial Staffing Division offers SourcePLUS, its customized on-site temporary personnel management system. SourcePLUS places an experienced staffing services manager at the client facility to provide complete staffing support, customized to meet client-specific needs. This program facilitates client use of temporary personnel and allows the client to outsource a portion of its personnel responsibility to the Commercial Staffing Division's on-site representative, who gathers and records requests for temporary jobs from client department heads and then fulfills client requirements. These representatives can also access Commercial Staffing's systems through on-site personal computers.

         The Commercial Staffing Division's full-time placement services provide traditional staff selection and recruiting services to its clients. In addition to recruiting employees through referrals, the Commercial Staffing Division places advertisements in local newspapers to recruit employees for specific positions at client companies. The Commercial Staffing Division utilizes its expertise and selection methods to evaluate the applicant's credentials. If the applicant receives and accepts a full-time position at the client, the Commercial Staffing Division charges the employer a one-time fee, generally based on the annual salary of the employee.

         In order to maintain a consistent quality standard for all its temporary employees, the Commercial Staffing Division uses a comprehensive automated system, the QuestPLUS System, to screen and evaluate potential temporary personnel, make proper assignments and review a temporary employee's performance. The QuestPLUS System integrates the results of skills testing with personal attributes and work history and automatically matches available candidates with customer requirements. The Commercial Staffing Division also provides uniform training to all of its employees in sales, customer service and leadership skills.

         Sales and Marketing

         The Commercial Staffing Division has implemented a business development program to target potential customers with temporary staffing needs and to maintain and expand existing customer relationships. The marketing efforts of the Commercial Staffing Division are decentralized and capitalize on long-standing business relationships with the clients of the Commercial Staffing Division's companies and their established brand names, most of which have been in use for more than 23 years. The Commercial Staffing Division obtains new clients primarily through personal sales presentations and referrals from other clients of the Commercial Staffing and IT Divisions and supports its sales efforts with telemarketing, direct mail solicitation and advertising in a variety of local and national media, including the Yellow Pages, newspapers, magazines and trade publications.

         The Commercial Staffing Division devotes the majority of its selling efforts to the local and regional operations of a wide variety of businesses (including a number of Fortune 500 companies) that it has identified as consistent users of temporary staffing services. Local and regional accounts are characterized by shorter sales cycles and higher gross margins. The Commercial Staffing Division generally does not seek any national account agreements, but does provide services to a wide variety of customers with national and international businesses. Bids for large user accounts and the provision of services to clients with multiple location requirements are coordinated at the Company's headquarters.

         The commercial staffing business is subject to the seasonal impact of summer and holiday employment trends. Typically, the second half of the calendar year is more heavily affected, as companies tend to increase their use of temporary personnel during this period. While the commercial staffing industry is cyclical, the Company believes that the broad geographic coverage of its operations and the diversity of the services it provides (including its emphasis on high-end white collar clerical workers) generally mitigate the adverse effects of economic cycles in a single industry or geographic region.

RECRUITING AND RETENTION OF TEMPORARY EMPLOYEES

         The Company recruits its temporary employees and IT Division consultants through a recruiting program that primarily utilizes local and national advertisements and the Internet. In addition, the Company has succeeded in recruiting qualified employees through referrals from its existing labor force. To encourage further referrals, certain of the companies in the IT and Commercial Staffing Divisions have initiated policies whereby they pay referral fees to employees responsible for attracting new recruits. The Company interviews, tests, checks references and evaluates the skills of applicants for temporary employment, utilizing systems and procedures developed and enhanced over the years. The Commercial Staffing Division employs temporary employees on an as needed, time and materials basis dependent upon client demand. These temporary employees are paid only for time they actually work.

           In the IT Division, the demand for technology consultants significantly exceeds supply. In an effort to attract a broad spectrum of employees, the Company offers a wide variety of employment options and training programs. The Company emphasizes the utilization of salaried full-time status for its consultants with the payment of annual salaries irrespective of assignment. In addition, the IT Division operates a number of formal and informal training programs to provide its consultants with access to and training in new software applications and a diverse mix of mainframe, client/server and personal computer technologies. The Company believes that these training initiatives have improved employee recruitment and retention, increased the technical skills of the IT Division's personnel and resulted in better service for the IT Division's clients.

         The Company provides competitive compensation packages and benefits for all of its temporary employees and IT Division consultants. Most of the temporary employees are also eligible for the Company's 401(k) matching plans and employee stock purchase plan.

ORGANIZATIONAL STRUCTURE

         The Company operates through a network of decentralized company-operated offices. Each office reports to a manager who is responsible for day-to-day operations and the profitability of the office. Depending on, among other things, the number of offices in a region, branch managers may report to regional managers, division vice presidents or, in the Commercial Staffing Division, a division president. Branch and regional managers are given a high level of autonomy in making decisions about the operation of their principal region. The compensation of branch and regional managers includes bonuses generally based on the incremental year-to-year increase in profitability of their operations and is designed to motivate them to maximize the growth and profitability of their offices.

AUTOMATED OPERATING SYSTEMS

         The Commercial Staffing Division uses a number of automated systems to allow it to quickly and effectively measure the skills of temporary employee candidates and to match skills with client requests. The ProficiencyPLUS program is designed to test specific computer-related skills by allowing the candidate to operate in the actual software program environment. The QuestPLUS system integrates the results of the Company's skills testing with personal attributes and work history and automatically matches available candidates with customer requirements. This system also allows the Company to track the performance of its temporary employees and provide quality reports to customers that document the level of the Company's performance.

           The Company utilizes branch paybill systems for the Commercial Staffing Division. The paybill processing system provides payroll processing and customer invoicing. Installation of this system began in the second quarter of 1996 and has been completed in all of the Division companies that were part of the Company in September 1995, when the Company went public. Installation of this system in subsequently acquired companies is continuing.

           In the IT Division, the Company has entered into an agreement with a software company for a new branch operating system for the existing information technology companies. Installation of this new system began in the first quarter of 1997 and has been completed in over 50% of the Division's existing offices. The Company expects that additional acquired companies will install this system during 1998.

         The Company has also recently entered into an agreement with a software company to install human resources and financial systems for its information technology companies. Installation of these systems is expected to begin in the second quarter of 1998 and continue through the year 2000.

         There can be no assurance, however, that there will not be unanticipated costs or delays associated with these installations or that the systems will operate as expected.

COMPETITION

           The United States staffing services market is highly competitive and highly fragmented, with more than 15,000 offices competing in the industry, and has limited barriers to entry. However, the commercial staffing and information technology staffing industries have been undergoing significant consolidation. The largest publicly owned companies specializing in personnel staffing services in the United States are Manpower Inc., Kelly Services, Inc., Adecco, Inc., The Olsten Corporation, AccuStaff, Incorporated, Interim Services Inc. and Norrell Corporation, all of which have greater marketing, financial and other resources than the Company.

           In the temporary staffing industry, competition generally is limited to firms with offices located within a customer's particular local market. In most major markets, commercial staffing competitors generally include many of the publicly traded companies and, in addition, numerous regional and local full-service and specialized temporary service agencies, some of which may operate only in a single market. Competitors for information technology services include local IT staffing firms, large, multi-purpose staffing firms and large accounting firms.

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

REGULATION

           The Company, like other temporary employment service firms, is generally subject to the following types of government regulation: (i) regulation of the employer/employee relationship between a firm and its temporary employees; (ii) registration, licensing, record keeping and reporting requirements; and (iii) substantive limitations on its operations. The Company is the legal employer of its temporary workers. Therefore, it is governed by laws regulating the employer/employee relationship, such as tax withholding or reporting, social security or retirement, anti-discrimination and workers' compensation.

TRADEMARKS

         The Company maintains a number of trademarks, tradenames, service marks and other intangible rights. The Company is not currently aware of any infringing uses or other conditions that would materially and adversely affect its use of its proprietary rights.

EMPLOYEES

           At February 17, 1998, the Company had approximately 900 permanent administrative employees and approximately 2,800 information technology consultants in the IT Division. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relationships with its employees are good.

ITEM 2.    PROPERTIES

           Generally, the Company's offices are leased under leases of relatively moderate duration (typically three to five years, with options to extend) containing customary terms and conditions. The IT Division and Commercial Staffing Division offices are typically in high quality office or industrial buildings, and occasionally in retail buildings, and the Company's headquarters facilities and regional offices are in similar facilities.

ITEM 3.    LEGAL PROCEEDINGS

           From time to time the Company is involved in certain disputes and litigation relating to claims arising out of its operations in the ordinary course of business. Further, the Company periodically is subject to government audits and inspections. In the opinion of the Company's management, matters presently pending will not in the aggregate have a material adverse effect on the Company's financial condition or results of operation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
           MATTERS.

           The information required by this Item is included in the Company's Annual Report under the caption "Market and Dividend Information," which information is set forth in Exhibit 13.1 to this Form 10-K and is hereby incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA.

           The information required by this Item is included in the Company's Annual Report under the caption "Selected Financial Data," which information is set forth in Exhibit 13.1 to this Form 10-K and is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           The information required by this Item is included in the Company's Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is set forth in Exhibit 13.1 to this Form 10-K and is hereby incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The information required by this Item is included in the Company's Annual Report under the captions "Consolidated Balance Sheets", "Consolidated Statements of Income", "Consolidated Statements of Shareholders' Equity", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "Report of Independent Accountants," which information is set forth in Exhibit 13.1 to this Form 10-K and is hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           The Company previously disclosed the following information in a Current Report on Form 8-K filed March 21, 1997 (the "Report"):

           As the result of hiring a new Chief Financial Officer, Mr. James Hunt, who has a family relationship with a partner in the Greensboro, North Carolina office of Arthur Andersen LLP ("Arthur Andersen"), which had served as the Company's independent public accountants since 1995, the Company received a letter from Arthur Andersen dated March 17, 1997 indicating that it would decline to stand for reappointment as the Company's independent public accountants for the current fiscal year.

           The reports of Arthur Andersen on the Company's financial statements for the fiscal years ended December 31, 1995 and December 29, 1996 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

           In connection with the audits of the Company's financial statements for each of the fiscal years ended December 31, 1995 and December 29, 1996, and in the subsequent interim period, there were no disagreements with Arthur Andersen on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to the satisfaction of Arthur Andersen, would have caused Arthur Andersen to make reference to such matter in its report.

           The Company furnished Arthur Andersen with a copy of the foregoing disclosure and in response thereto, Arthur Andersen furnished the Company with a letter dated March 21, 1997, addressed to the Securities and Exchange Commission, indicating no disagreement with the foregoing statements.

           The Report also stated that the Company's Board of Directors, upon the recommendation of the Audit Committee, engaged Price Waterhouse LLP as of March 17, 1997 as the Company's independent public accountants for its fiscal year ending December 28, 1997.


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

           None.


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

       a.  Documents filed as part of this Report

             (1) The following financial statements of the Company and the Report of Independent Public Accountants are contained in Item 8 above:

                 CONSOLIDATED FINANCIAL STATEMENTS:

                     Report of Independent Public Accountants

                     Consolidated Balance Sheets as of December 28, 1997 and
                           December 29, 1996

                     Consolidated Statements of Income for the years ended
                           December 28, 1997, December 29, 1996 and December 31, 1995

                     Consolidated Statements of Shareholders' Equity for the
                           years ended December 28, 1997, December 29, 1996 and December 31, 1995

                     Consolidated Statements of Cash Flows for the years ended
                           December 28, 1997, December 29, 1996 and December 31, 1995

                     Notes to Consolidated Financial Statements

             (2) Financial Statement Schedules:

                 The report of Independent Public Accountants relating to the Company's financial statements as of December 29, 1996 and for the two fiscal years then ended is attached as Schedule I.

                 All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the financial statements.

             (3) Exhibits:

                 The Exhibits to this Report on Form 10-K are listed in the accompanying Exhibit Index.

b.    Reports on Form 8-K

      The Company filed the following Current Reports on Form 8-K during the fourth quarter of 1997:

             (1) Form 8-K, dated November 17, 1997, to report under Item 5,
                 "Other Events," the signing of a definitive agreement to sell the Company's Nursefinders Division.

             (2) Form 8-K, dated December 26, 1997, to report under Item 2,
                 "Acquisition or Disposition of Assets," the consummation of the sale of the Company's healthcare division.

                                                                    SCHEDULE I




                    Report of Independent Public Accountants

      To the Board of Directors and Shareholders of Personnel Group of America, Inc.


      We have audited the consolidated balance sheet of Personnel Group of America, Inc. and subsidiaries (a Delaware corporation) as of December 29, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Personnel Group of America, Inc. and subsidiaries as of December 29, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 29, 1996, in conformity with generally accepted accounting principles


/s/ Arthur Andersen LLP


Charlotte, North Carolina
  February 7, 1997 (except with
  respect to the matter discussed in
  Note 4, as to which the date is
  December 26, 1997, and except with
  respect to the matter discussed in
  Note 10, as to which the date is
  March 5, 1998).

                                   SIGNATURES



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1998.

                                     PERSONNEL GROUP of AMERICA, INC.

                                     By:   /s/ Edward P. Drudge, Jr.
                                          --------------------------
                                          Edward P. Drudge, Jr.
                                          Chairman and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 27, 1998.

            Signature

/s/ Edward P. Drudge, Jr.                        Chairman, Chief Executive
-------------------------------                  Officer and Director
Edward P. Drudge, Jr.

/s/ James C. Hunt                                Senior Vice President, Chief
-------------------------------                  Financial Officer and
James C. Hunt                                    Director

/s/ Ken R. Bramlett, Jr.                         Senior Vice President, General
-------------------------------                  Counsel and Director
Ken R. Bramlett, Jr.

/s/ Kevin P. Egan                                Director
-------------------------------
Kevin P. Egan

/s/ J. Roger King                                Director
-------------------------------
J. Roger King

/s/ James V. Napier                              Director
-------------------------------
James V. Napier

/s/ William J. Simione, Jr.                      Director
-------------------------------
William J. Simione, Jr.

                                 EXHIBIT INDEX

                                                               FILED HEREWITH (*)
                                                               NON-APPLICABLE (NA)
                                                               OR INCORPORATED BY
                                                                 REFERENCE FROM

                                                                    PREVIOUS           COMPANY REG. NO.
EXHIBIT                                                              EXHIBIT                  OR
NUMBER                          DESCRIPTION                          NUMBER                 REPORT
------                          -----------                          ------                 ------

   3.1           Restated Certificate of Incorporation of               3.1                333-31863
                 the Company, as amended

   3.2           Amended and Restated Bylaws of the Company             3.2                33-95228

   4.0           Specimen Stock Certificate                             4.0                33-95228

   4.1           Rights Agreement between the Company                     1                 0-27792
                 First Union National Bank (as successor
                 trustee)

   4.2           Indenture between the Company and First                4.2                333-31863
                 Union National Bank, as Trustee

   4.3           Form of Note Certificate for 5-3/4%                    4.3                333-31863
                 Convertible Subordinate Notes

 10.1+           1995 Equity Participation Plan, as amended            10.1                333-31863

 10.2+           Management Incentive Compensation Plan                10.2            10-Q for quarter
                                                                                         ended 9/30/95

 10.3+           Employee Stock Purchase Plan                          10.3                333-31863

10.4#+           Director and Officer Indemnification                  10.3              10-K for year
                 Agreement of James V. Napier                                           ended 12/31/95

 10.5+           Employment Agreement between the Company              10.9            10-Q for quarter
                 and Edward P. Drudge, Jr.                                               ended 9/30/95

 10.6+           Amendment No. 1 to Employment Agreement                  *
                 between the Company and Edward P. Drudge, Jr.

 10.7+           Employment Agreement between the Company             10.10            10-K for year ended
                 and James C. Hunt                                                          12/29/96

 10.8+           Employment Agreement between the Company             10.13            10-K for year ended
                 and Ken R. Bramlett, Jr.                                                   12/29/96

                                                               FILED HEREWITH (*)
                                                               NON-APPLICABLE (NA)
                                                               OR INCORPORATED BY
                                                                 REFERENCE FROM

                                                                    PREVIOUS           COMPANY REG. NO.
EXHIBIT                                                              EXHIBIT                  OR
NUMBER                          DESCRIPTION                          NUMBER                 REPORT
------                          -----------                          ------                 ------

10.9             Indemnification Agreement between the                10.14             10-Q for quarter
                 Company and Adia Delaware                                                ended 9/30/95

10.10            Tax-Sharing Agreement between the                    10.15             10-Q for quarter
                 Company, Adia Delaware and Adia California                               ended 9/30/95

10.11            Amended and Restated Non-Qualified                   10.16            10-K for year ended
                 Profit-Sharing Plan                                                        12/29/96

10.12+           Director's Non-Qualified Compensation Plan             *

10.13            Amended and Restated Credit Agreement                10.15                 333-31863
                 among the Company and its subsidiaries,
                 the Lenders party thereto and
                 NationsBank, N.A., as agent

10.15            Asset Purchase Agreement between the                   2               8-K dated 9/30/96
                 Company and Business Enterprise Systems
                 and Technology, Inc. (BEST Consulting)

10.16            Stock Purchase Agreement for the sale of               1              8-K dated 12/26/97
                 Nursefinders between PFI Corp.,
                 Nursefinders, Inc., and Nursefinder
                 Acquisition Corp.

10.17            Registration Rights Agreement between the            10.17                 333-31863
                 Company and the Initial Purchasers

 12.1            Statement regarding computation of ratio               *
                 of earnings to fixed charges

                                                               FILED HEREWITH (*)
                                                               NON-APPLICABLE (NA)
                                                               OR INCORPORATED BY
                                                                 REFERENCE FROM

                                                                    PREVIOUS           COMPANY REG. NO.
EXHIBIT                                                              EXHIBIT                  OR
NUMBER                          DESCRIPTION                          NUMBER                 REPORT
------                          -----------                          ------                 ------

 13.1            Those portions of the Annual Report                    *
                 incorporated by reference in Parts II,
                 Items 5,6,7 and 8 and Part IV, Item
                 14(a)(1) of this report.

 16.1            Letter from Arthur Andersen LLP                       16               8-K dated 3/17/97

 21.1            Subsidiaries of the Company                            *

 23.1            Consent of Arthur Andersen LLP                         *

 23.2            Consent of Price Waterhouse LLP                        *

 27.1            Financial Data Schedule                                *
                 (For SEC purposes only)

 27.2            Restated Financial Data Schedule for                   *
                 the year ended December 29, 1996,
                 which is hereby restated pursuant to
                 SFAS NO. 128, "Earnings Per Share"
                 (For SEC purposes only).

 27.3            Restated Financial Data Schedule for                   *
                 three months ended March 31, 1996,
                 which is hereby restated pursuant to
                 SFAS NO. 128, "Earnings Per Share"
                 (For SEC purposes only).

 27.4            Restated Financial Data Schedule for                   *
                 the six months ended June 30, 1996,
                 which is hereby restated pursuant to
                 SFAS NO. 128, "Earnings Per Share"
                 (For SEC purposes only).

 27.5            Restated Financial Data Schedule for                   *
                 the nine months ended September 29, 1996,
                 which is hereby restated pursuant to
                 SFAS NO. 128, "Earnings Per Share"
                 (For SEC purposes only).

 27.6            Restated Financial Data Schedule for                   *
                 three months ended March 30, 1997,
                 which is hereby restated pursuant to
                 SFAS NO. 128, "Earnings Per Share"
                 (For SEC purposes only).

 27.7            Restated Financial Data Schedule for                   *
                 the six months ended June 29, 1997,
                 which is hereby restated pursuant to
                 SFAS NO. 128, "Earnings Per Share"
                 (For SEC purposes only).

 27.8            Restated Financial Data Schedule for                   *
                 the nine months ended September 28, 1997,
                 which is hereby restated pursuant to
                 SFAS NO. 128, "Earnings Per Share"
                 (For SEC purposes only).


# This Exhibit is substantially identical to Director and Officer
Indemnification Agreements of the same date between the Company and the following individuals: Edward P. Drudge, Jr., Kevin P. Egan, J. Roger King, and William Simione, Jr.

+ Management Contract or Compensatory plan required to be filed under Item 14(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.