Form 10-Q
period 1998-03-29
PERSONNEL GROUP OF AMERICA INC
filed 1998-05-13
CIK 948850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 29, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________to____________

                        Commission File Number 001-13956

                        PERSONNEL GROUP OF AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                              56-1930691
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

6302 Fairview Road, Suite 201, Charlotte, North Carolina                28210
--------------------------------------------------------              ----------
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

                   [X] Yes                            [ ] No

As of April 27, 1998, there were outstanding 24,944,496 shares of common stock, par value $.01 per share.

                        PERSONNEL GROUP OF AMERICA, INC.
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item 1.    Financial Statements (unaudited)
                Consolidated Statements of Income.....................       3
                Consolidated Balance Sheets...........................       4
                Consolidated Statements of Cash Flows.................       5
                Notes to Consolidated Financial Statements............       6

Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations.........       9


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K...........................      15

Signatures............................................................      16

Exhibit Index ........................................................      17

                        PERSONNEL GROUP OF AMERICA, INC.
                   Unaudited Consolidated Statements of Income
             For the periods ended March 29, 1998 and March 30, 1997
                      (In thousands, except per share data)


                                                              Three months ended
                                                            March 29,     March 30,
                                                               1998         1997
                                                            ---------     --------
Revenues:
     Information technology services                        $ 85,428      $42,990
     Commercial staffing                                      69,409       51,171
                                                            --------      -------

         Total revenues                                      154,837       94,161

Direct costs of service                                      113,849       70,152
                                                            --------      -------
     Gross profit                                             40,988       24,009

Operating expenses:
     Selling, general and administrative                      26,302       16,043
     Depreciation and amortization                             3,079        1,885
                                                            --------      -------
         Total operating expenses                             29,381       17,928

Operating income                                              11,607        6,081
Interest expense                                               2,487        1,308
                                                            --------      -------

Income from continuing operations before income taxes          9,120        4,773
Provision for income taxes                                     3,858        2,004
                                                            --------      -------

Income from continuing operations                              5,262        2,769
Income from discontinued operations, net of taxes               --            692
                                                            --------      -------

Net income                                                  $  5,262      $ 3,461
                                                            ========      =======

Net income per diluted share:
     Income from continuing operations                      $   0.20      $  0.11
     Income from discontinued operations, net of taxes          --           0.03
                                                            --------      -------

Net income per diluted share                                $   0.20      $  0.14
                                                            ========      =======

Average diluted shares outstanding                            31,994       24,134
                                                            ========      =======


        The accompanying notes are an integral part of these statements.

                        PERSONNEL GROUP OF AMERICA, INC.
                      Unaudited Consolidated Balance Sheets
                      March 29, 1998 and December 28, 1997
                      (In thousands, except per share data)


                                                                     Mar. 29,        Dec. 28,
ASSETS                                                                 1998            1997
                                                                    ---------       ---------
Current assets:
     Cash and cash equivalents                                      $   1,362       $     642
     Accounts receivable, net                                          95,069          77,869
     Prepaid expenses and other current assets                          2,237           1,674
     Deferred income taxes                                              4,243           4,165
     Receivable from sale of discontinued operations                    1,676          36,276
                                                                    ---------       ---------
         Total current assets                                         104,587         120,626

Property and equipment, net                                            12,019           9,162
Intangible assets, net                                                379,140         316,413
Other assets                                                            5,487           5,108
                                                                    ---------       ---------
         Total assets                                               $ 501,233       $ 451,309
                                                                    =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                              $  10,295       $   7,490
     Accounts payable                                                   2,195           2,200
     Accrued wages, benefits and other                                 39,117          32,321
     Income taxes payable                                               3,116           9,525
                                                                    ---------       ---------
         Total current liabilities                                     54,723          51,536

Long-term debt                                                        208,086         145,050
Other long-term liabilities                                            18,585          49,647
                                                                    ---------       ---------
         Total liabilities                                            281,394         246,233

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value; shares authorized 5,000;
        no shares issued and outstanding                                 --              --
     Common stock, $.01 par value; shares authorized 95,000;
        24,929 and 24,278 shares issued and outstanding
        at March 29, 1998 and December 28, 1997, respectively             249             242
     Additional paid-in capital                                       180,506         171,038
     Retained earnings                                                 39,328          34,066
     Deferred compensation                                               (244)           (270)
                                                                    ---------       ---------
         Total shareholders' equity                                   219,839         205,076
                                                                    ---------       ---------
         Total liabilities and shareholders' equity                 $ 501,233       $ 451,309
                                                                    =========       =========

      The accompanying notes are an integral part of these balance sheets.

                        PERSONNEL GROUP OF AMERICA, INC.
                 Unaudited Consolidated Statements Of Cash Flows
             For the periods ended March 29, 1998 and March 30, 1997
                                 (In thousands)

                                                                           Three months ended
                                                                        Mar. 29,        Mar. 30,
                                                                           1998           1997
                                                                        ---------       --------
Cash flows from operating activities:
     Net income from continuing operations                              $   5,262       $  2,769
     Adjustments to reconcile net income from continuing
          operations to net cash provided by operating activities:
     Depreciation and amortization                                          3,079          1,885
     Deferred income taxes, net                                               881           (174)
     Changes in assets and liabilities:
     Accounts receivable                                                   (9,598)        (4,290)
     Accounts payable and accrued liabilities                               4,153          2,690
     Income taxes payable                                                     880            771
     Other, net                                                               (99)          (494)
                                                                        ---------       --------

     Net cash provided by operating activities                              4,558          3,157

Cash flows from investing activities:
     Cash used in acquisitions, net of cash acquired                      (90,449)       (14,856)
     Net cash provided (used) by discontinued operations                   27,221           (756)
     Purchases of property and equipment, net                              (1,241)          (781)
                                                                        ---------       --------
     Net cash used in investing activities                                (64,469)       (16,393)

Cash flows from financing activities:
     Repayments under credit facility                                     (46,000)        (7,025)
     Borrowings under credit facility                                     107,200         15,800
     Repayments of seller notes and acquired indebtedness                  (1,000)          (174)
     Proceeds from exercise of stock options                                  431            593
                                                                        ---------       --------

     Net cash provided by financing activities                             60,631          9,194

     Net increase (decrease) in cash and cash equivalents                     720         (4,042)

Cash and cash equivalents at beginning of period                              642          5,111
                                                                        ---------       --------

Cash and cash equivalents at end of period                              $   1,362       $  1,069
                                                                        =========       ========


        The accompanying notes are an integral part of these statements.

                        PERSONNEL GROUP OF AMERICA, INC.
              Notes To Unaudited Consolidated Financial Statements
                      (In thousands, except per share data)

(1)      GENERAL

         The unaudited consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

         All share and per share data have been restated to reflect the two-for-one stock split effected as a stock dividend on March 30, 1998.

(2)      INTANGIBLE ASSETS

         The Company's businesses were initially acquired from unrelated third parties in exchange for cash and other consideration. The Company allocates the excess of cost over the fair value of net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although the Company believes that goodwill has an unlimited life, the Company amortizes such costs on a straight-line basis over 40 years. Other intangibles consist primarily of covenants not to compete and other and are generally amortized over three to five years. Accumulated amortization of intangible assets amounted to $13,622 and $11,346 at March 29, 1998 and December 28, 1997, respectively.

         The Company evaluates the recoverability of its investment in intangible assets in relation to anticipated future cash flows on an undiscounted basis. Based on this assessment, the Company expects its investment in excess of cost over fair value of net assets and other intangibles to be fully recovered.

(3)      ACQUISITIONS

         During 1998, the Company has acquired the following businesses in eight separate transactions:

       Name of Business                    Type of Business                 Date Acquired
       ----------------                    ----------------                 -------------
       Ann Wells Personnel                 Commercial Staffing              January 1998
       Creative Temporaries                Commercial Staffing              January 1998
       Corporate Staffing Consultants      Commercial Staffing              January 1998
       Advanced Business Consultants       Information Technology           February 1998
       IMA Plus                            Information Technology           March 1998
       The Temporary Connection            Commercial Staffing              March 1998
       Trilogy Consulting                  Information Technology           April 1998
       Sloan Staffing Services             Commercial Staffing              May 1998


         The acquired businesses are collectively referred to hereinafter as the "Acquired Companies." The 1997 revenues of the information technology companies acquired in 1998 were $65,400 in the aggregate, and the 1997 revenues of the commercial staffing companies acquired in 1998 were $79,100 in the aggregate.

         The purchase prices for the Acquired Companies aggregated $132,000, including direct acquisition costs but excluding certain contingent earnout payments. Certain of these acquisitions provide for additional payments, contingent upon attainment of certain earnings targets for various periods during the next four years. Any such contingent payments will be recorded as additional purchase price when paid and will increase the amount of excess cost over fair value of net assets acquired. All acquisitions have been accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the entities acquired, based on preliminary allocations, were recorded at their estimated fair values at the dates of the acquisitions and the results of operations of the Acquired Companies have been included in the Company's consolidated results of operations from the dates of the respective acquisitions. Final allocation of the purchase price may result in adjustments to the amounts previously recorded as excess of cost over fair market value of assets acquired.

         The following table presents the Company's pro forma consolidated results of operations for the three-month periods indicated, as if the Acquired Companies and the other companies acquired during 1997 had been acquired on December 30, 1996:

                                                        Mar. 29,     Mar. 30,
                                                          1998         1997
                                                       --------      --------
      Revenues ..................................      $180,970      $159,148
      Income from continuing operations .........         5,802         3,996
      Income from continuing operations per
             diluted share ......................      $   0.21      $   0.16
                                                       ========      ========

      Weighted average diluted shares outstanding        32,130        24,734
                                                       ========      ========

(4)      DISCONTINUED OPERATIONS

         On December 26, 1997, the Company completed the sale of its healthcare division for $65,250. Of such amount, $34,600 was paid by delivery of a promissory note from the purchaser and the balance was paid in cash. The assets, liabilities, results of operations and cash flows of the healthcare division have been segregated and reported as discontinued operations for all periods presented, and previously reported results have been restated. The sale of the healthcare division resulted in a gain of $89.

         In January 1998, the $34,600 note was collected in full. The total proceeds received in connection with the sale were used to repay outstanding borrowings under the Credit Facility (as defined below).

         During 1997, the Company allocated interest expense to the discontinued operations based on the ratio of net assets of the discontinued operations to the total net assets of the consolidated Company. Interest expense allocated in the quarter ended March 30, 1997 was $409. No other corporate overhead expenses have been allocated to the discontinued operations.

(5)      LONG-TERM DEBT

         Long-term debt consisted of the following at March 29, 1998 and December 28, 1997:

                                                               Mar. 29,         Dec 28,
                                                                 1998            1997
                                                              ---------       ---------
     5-3/4% convertible subordinated notes due July 2004      $ 115,000       $ 115,000
     $200,000 revolving credit facility due June 2002            85,200          24,000
     Notes payable to sellers of acquired companies
          and other                                              18,181          13,540
                                                              ---------       ---------
                                                                218,381         152,540
           Less current portion                                 (10,295)         (7,490)
                                                              ---------       ---------
                                                              $ 208,086       $ 145,040
                                                              =========       =========

         On March 17, 1998, the Company amended its Revolving Credit Facility (the "Credit Facility"), increasing the maximum availability thereunder from $125,000 to $200,000 and effecting certain other minor changes thereto.

(6)      NET INCOME PER SHARE

         In accordance with FAS 128, the following tables reconcile net income and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of the periods ended March 29, 1998 and March 30, 1997:

                                                                     Mar. 29,     Mar. 30,
                                                                       1998         1997
                                                                     -------      -------
EARNINGS PER BASIC SHARE:
     Net income                                                      $ 5,262      $ 3,461
                                                                     =======      =======
Weighted average shares outstanding                                   24,762       24,134
Earnings per basic share                                             $  0.21      $  0.14
                                                                     =======      =======
EARNINGS PER DILUTED SHARE:
     Net income                                                      $ 5,262      $ 3,461
        Add:  Interest expense on Convertible Notes, net of tax        1,064         --
                                                                     -------      -------
     Diluted net income                                                6,326        3,461
     Weighted average shares outstanding                              24,762       24,134
     Add:  Dilutive employee stock options                               776         --
     Add:  Assumed conversion of Convertible Notes                     6,456         --
                                                                     -------      -------
     Weighted average diluted shares outstanding                      31,994       24,134
Earnings per diluted share                                           $  0.20      $  0.14
                                                                     =======      =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion and analysis should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and related notes. The Company's fiscal year ends on the Sunday nearest to December 31 and each fiscal quarter ends on the Sunday nearest to the end of the respective calendar quarter.

         The Company is organized into two divisions: the Information Technology Services Division, which provides information technology staffing and consulting services in a range of computer-related disciplines; and the Commercial Staffing Division, which provides a wide variety of temporary office, clerical, light technical and light industrial staffing services. Substantially all of the Company's services are performed on a time and materials basis. At May 7, 1998, the Information Technology Services Division was comprised of 14 companies and the Commercial Staffing Division was comprised of 25 companies.

         The following table sets forth the number of the Company's offices by division at the end of the years indicated and at May 7, 1998:


                                                                               Fiscal Year End
                                                                        ------------------------------
                                                          May 7,
                                                           1998         1997         1996         1995
                                                         --------       ----         ----         ----
        Information technology services                      37           30           18          --
        Commercial staffing                                 101           82           74          58
                                                            ---           --           --          --
              Total offices                                 138          112           92          58

         The Company completed its Initial Public Offering ("IPO") in September 1995. Prior to the IPO, the Company was an indirect wholly owned subsidiary of an international staffing company (the "Former Parent"). The Company was organized to facilitate the IPO. As a result of the IPO, in which the Former Parent sold its entire ownership interest in the Company, the Company became an independent public company. The Company did not receive any of the proceeds of the sale of shares in the IPO.

         On December 26, 1997, the Company completed the sale of its healthcare division for approximately $65.3 million. Of such amount, $34.6 million was initially paid by delivery by the purchaser of a promissory note at closing and the balance was paid in cash. The note was paid in full in January 1998. With the sale of the healthcare division, the Company completed a transformation that began in 1996 when the Company made a strategic commitment to enter the high growth, high margin information technology services business. The gain on the sale of the healthcare division was not material. As a result of the sale, the healthcare division had been reflected as a discontinued operation in the Company's financial statements for all periods presented.

         During the first quarter of 1998, the Company completed six acquisitions: Ann Wells Personnel in Silicon Valley, California, Creative Temporaries in Charlotte, North Carolina; Corporate Staffing Consultants in Charlotte, North Carolina; Advanced Business Consultants in Kansas City, Missouri; IMA Plus in Jacksonville, Florida; and The Temporary Connection in Houston, Texas. Subsequent to March 29, 1998, the Company acquired Trilogy Consulting Corporation in Chicago, Illinois and Sloan Staffing Services in New York, New York. Ann Wells Personnel, Creative Temporaries, Corporate Staffing Consultants, The Temporary Connection and Sloan Staffing Services are leading providers of commercial staffing services in their respective markets. Advanced Business Consultants, IMA Plus and Trilogy Consulting are leading providers of information technology services in their respective markets. These eight companies had combined revenues of $144.5 million in 1997. Had the Company owned all of the eight acquired companies discussed above and the other companies acquired in 1997 at the beginning of 1997, the Company's pro forma 1997 revenues would have been approximately $690.5 million, and 53% and 47% of such revenues would have come from the Information Technology and Commercial Staffing Divisions, respectively.

         Each of the Company's acquisitions has been accounted for using the purchase method of accounting and has been included in the following discussions as applicable since the respective dates of acquisition. The Company allocates the excess of cost over the fair value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. The Company believes that buying market-leading companies and then allowing them to maintain their separate identities and independence preserves the goodwill for an unlimited period. Although the Company believes that goodwill has an unlimited life, the Company amortizes such costs on a straight-line basis over 40 years. Intangible assets represented 75.6% of total assets and 172.5% of total shareholders' equity at March 29, 1998. The Company evaluates the recoverability of its investment in goodwill and other intangibles in relation to anticipated future cash flows on an undiscounted basis. Based on this assessment, the Company expects its investments in intangible assets to be fully recovered.

         In the future, the Company's revenues and expenses may be significantly affected by the number and timing of the opening or acquisition of additional offices or businesses. The timing of such expansion activities also can affect period-to-period comparisons of the Company's results of operations.

         The commercial staffing business is subject to the seasonal impact of summer and holiday employment trends. Typically, the second six months of each calendar year is more heavily affected as companies tend to increase their use of temporary personnel during this period. While the commercial staffing business is cyclical, the Company believes that the broad geographic coverage of its operations, its emphasis on high-end clerical staffing and its rapid expansion into the less cyclical information technology sector, mitigate the adverse effects of economic cycles in a single industry or geographic region.

RESULTS OF OPERATIONS

         Quarter Ended March 29, 1998 Versus Quarter Ended March 30, 1997

         Revenues. Total revenues increased 64.4% to $154.8 million in the first quarter of 1998 from $94.2 million in 1997. Information technology services revenue grew 98.7% as the Company continued its aggressive acquisition program and experienced strong internal growth as revenues on a pro forma basis grew 21.2% in the first quarter of 1998 over 1997. Commercial staffing revenue grew 35.6% as the result of the contribution of revenues from the commercial staffing companies acquired by the Company in 1997 and 1998 and pro forma internal growth of 8.2% in the first quarter of 1998 over 1997. High internal growth rates were due to the continued strong demand for information technology services and the increasing acceptance by businesses and other organizations of the use of a contingent workforce.

         Direct Cost of Services and Gross Profit. Direct costs, consisting of payroll and related expenses of consultants and temporary workers, increased 62.3% to $113.8 million in the first quarter of 1998. Gross margin as a percentage of revenue increased 100 basis points to 26.5% from 25.5% during 1997. This increase reflected the Company's continued expansion into the higher margin information technology staffing and consulting sectors. Information technology services revenues represented 55.2% of total revenues in the first quarter of 1998, up from 45.7% in 1997. Gross profit margins in the Information Technology and Commercial Staffing Divisions remained consistent with 1997 margins as pay rate pressures were generally passed on to the Company's customers through higher bill rates.

         Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization expense, increased 63.9% to $29.4 million in the first quarter of 1998 from $17.9 million in 1997. As a percentage of revenues, selling, general and administrative expenses remained constant at 17.0% in the first quarters of 1998 and 1997. In addition, depreciation and amortization expense remained constant at 2.0% of revenues in the first quarter of 1998 and 1997.

         Interest Expense. Interest expense increased to $2.5 million in the first quarter of 1998 from $1.3 million in 1997 as the Company continued to borrow funds for its aggressive acquisition strategy. See "Liquidity and Capital Resources."

         Income Tax Expense. The effective tax rate increased slightly to 42.3% in the first quarter of 1998 from 42.0% in 1997. This increase was due to additional nondeductible amortization expense in 1998 in relation to pretax income. The Company's effective tax rate has historically been higher than the U.S. federal statutory rate of 35.0% primarily due to state income taxes and nondeductible amortization expense.

         Income from Continuing Operations. Income from continuing operations increased 90.0% to $5.3 million in the first quarter of 1998 (or 3.4% of revenue) from $2.8 million (or 2.9% of revenue) in 1997 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Changes in liquidity during the quarter ended March 29, 1998 represented the net effect of cash generated by operations, and from the sale of the Company's healthcare division, offset by the Company's principal uses of cash to finance receivables due to the growth in business and fund acquisitions. For the quarter ended March 29, 1998, cash provided by operating activities increased to $4.6 million, up from $3.2 million in 1997, primarily as the result of higher earnings before depreciation and amortization in 1998. Cash used for investing activities increased to $64.5 million in the first quarter of 1998 from $16.4 million in 1997. This increase reflected additional cash of $90.4 million used for acquisitions, including contingent earnout payments, in 1998 versus $14.9 million in 1997, offset in 1998 by the cash received in connection with the sale of the healthcare division. Cash flows from financing activities increased to $60.6 million in the first quarter of 1998 from $9.2 million in 1997. This increase was primarily due to borrowings made under the Company's Credit Facility to finance six acquisitions in the first quarter 1998.

         As of March 29, 1998, receivables for the Information Technology Division and the Commercial Staffing Division remained outstanding an average of 59 and 42 days, respectively, after billing. In the aggregate, days sales outstanding were 51 and 48 days at March 29, 1998, and December 28, 1997, respectively.

         The Company's primary capital expenditure requirements relate to acquisitions. As of May 7, 1998, the Company has made cash payments, including contingent earnout and post-closing payments, and issued notes aggregating $466.4 million for acquisitions of existing businesses. As of March 29, 1998, the Company was obligated under certain acquisition agreements to repay notes during the next two years of $16.9 million in the aggregate and to make contingent earnout payments to former owners of acquired businesses. Earnout payments based on 1998 earnings and beyond are contingent on the future performance of such acquired businesses, and thus the actual amount cannot be determined until such date. The Company estimates, based on certain assumptions as to future performance of such acquired businesses, that aggregate earnout payments may be in the range of $17.0 million to $26.0 million in 1999, $18.0 million to $28.0 million in 2000, and $7.0 million to $10.0 million in 2001. There can be no assurance, however, that the future performance of the acquired businesses will be consistent with the assumptions used in establishing the foregoing estimates, or that the actual amounts of any earnout payments will not differ materially from the estimates set forth herein.

         The Company selectively seeks acquisition opportunities in the ordinary course of business, and management believes that the Company will continue to make acquisitions as attractive opportunities become available. The Company intends to seek additional capital as necessary to fund other potential acquisitions through one or more funding sources that may include borrowings under the Credit Facility described below or offerings of debt or equity securities of the Company. Cash flow from operations, to the extent available, may also be used to fund a portion of any acquisition expenditures. The Company also expects to spend approximately one percent of its revenues during 1998 on field automation systems, management information systems and other capital expenditures not directly related to acquisitions.

         The Company's Credit Facility is a five-year $200.0 million revolving line of credit due June 2002. As of April 27, 1998, $152.5 million of borrowings were outstanding under the Credit Facility and approximately $4.0 million had been used for the issuance of undrawn letters of credit to secure the Company's workers' compensation programs. Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus a percentage corresponding to the Company's consolidated leverage ratio, as defined, or the agents' base rate, as defined, at the Company's option.

         At April 27, 1998, the amount available for borrowing under the Credit Facility was approximately $43.6 million. The Credit Facility is secured by pledges of the stock of the Company's subsidiaries and contains customary covenants such as the maintenance of certain financial ratios, minimum net worth and working capital requirements, and a restriction on the payment of cash dividends on Common Stock. The Credit Facility also limits borrowing availability for acquisition-related purposes.

         The Company has outstanding $115.0 million of 5 3/4% Convertible Subordinated Notes due July 2004 (the "Notes"). The Notes are subordinated to all present and future senior indebtedness of the Company, including indebtedness under the Credit Facility. Interest on the Notes is payable semi-annually. The Notes are convertible into Common Stock of the Company at any time before maturity at a conversion price of $17.81 per share. The Notes are not redeemable prior to July 2000. Thereafter, the Company may redeem the Notes initially at 103.29% and at decreasing prices thereafter to 100% at maturity, in each case together with accrued interest.

         On April 9, 1998, the Company filed a registration statement for the sale of 7.0 million shares of Common Stock (plus an additional 1.05 million shares subject to the underwriters over-allotment options). The Company intends to use the net proceeds of this offering to repay outstanding indebtedness under its Credit Facility and to use the remaining net proceeds, if any, for general corporate purposes. There can be no assurance, however, that the offering will be completed.

         The Company believes that cash flow from operations, borrowing capacity under the Credit Facility and the proceeds from offerings of debt or equity securities of the Company (including the planned offering of Common Stock described above) will be adequate to meet its presently anticipated needs for working capital, acquisitions, and capital expenditures. There can be no assurance, however, that the Company will not require capital from additional sources or that other alternative sources of capital will be available in the future or, if available, that any such alternative sources will be available on favorable terms.

         New Accounting Pronouncements. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." ("FAS 131") which changes the way that public companies report information about operating segments in annual and interim financial statements. FAS 131 will be effective in years beginning after December 15, 1997. The Company will be required to adopt FAS 131 beginning with its 1998 annual financial statements. Management has not yet completed its analysis of the impact that this standard will have on the financial statements of the Company.

         Year 2000 Compliance. Management believes that the Company's operational and financial reporting systems are substantially Year 2000 compliant. Future Year 2000 compliance costs are not expected to have a material impact on the financial position, results of operations or cash flows of the Company. Management does not know at this time what, if any, impact Year 2000 compliance may have on its customers and vendor sources and the impact, if any, on the Company if such customers or vendors are not fully compliant. Management is attempting to determine when its significant customers and vendors will be Year 2000 compliant.

         Inflation. The effects of inflation on the Company's operation were not material in the first quarter of 1998. Inflationary increases in payroll costs were generally passed on to the Company's customers through higher bill rates.

FORWARD-LOOKING INFORMATION

         This report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain various "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management's belief and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect," and similar expressions may identify forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or financial condition may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's actual results, performance or financial condition are fluctuations in the economy, the degree and nature of competition, demand for the Company's services, changes in laws and regulations affecting the Company's business, the Company's ability to complete acquisitions and integrate the operations of acquired businesses, to recruit and place temporary professionals, to expand into new markets, and to maintain profit margins in the face of pricing pressures and inflation and other matters discussed in this report and the Company's other filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - The exhibits filed with or incorporated by reference into this Form 10-Q are set forth in the Exhibit Index, which immediately precedes the exhibits to this report.

         (b) Reports on Form 8-K -The Company filed the following current reports on Form 8-K during the quarter ended March 29, 1998:

                  (i) Current Report on Form 8-K dated December 29, 1997, reporting that the Company had completed the sale of its healthcare division.

                  (ii) Current Report of Form 8-K/A dated January 12, 1998, amending the above-referenced Current Report on Form 8-K dated December 29, 1998 to attach pro forma condensed consolidated information (unaudited) of the Company as of September 28, 1997 and for the year ended December 29, 1996 and the nine months ended September 29, 1997.

                  (iii) Current Report of Form 8-K dated March 6, 1998, reporting the declaration of a two-for-one split of the Company's Common Stock, which was effected as a 100% stock dividend paid on March 30, 1998 to holders of record at the close of business on March 16, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PERSONNEL GROUP OF AMERICA, INC.
                                            (Registrant)


Date: May 13, 1998                          By:  /s/ Edward P. Drudge Jr.
                                                 ---------------------------
                                                 Edward P. Drudge Jr.
                                                 Chief Executive Officer

Date: May 13, 1998                          By:  /s/ James C. Hunt
                                                 -------------------
                                                 James C. Hunt
                                                 Senior Vice President
                                                 Chief Financial Officer and
                                                 Treasurer

                                  EXHIBIT INDEX

                                                                          FILED
                                                                     HEREWITH(*), OR
                                                                     INCORPORATED BY
                                                                      REFERENCE FROM
                                                                     PREVIOUS EXHIBIT           COMPANY REG. NO.
EXHIBIT NUMBER             DESCRIPTION                                   NUMBER                    OR REPORT
--------------             -----------                               ----------------           ----------------
      3.1        Restated Certificate of Incorporation of the              3.1                     333-31863
                 Company, as amended

      3.2        Amended and Restated Bylaws of the Company                3.2                     33-95228

      4.0        Specimen Stock Certificate                                4.0                     33-95228

      4.1        Rights Agreement between the Company and                   1                       0-27792
                 First Union National Bank (as successor
                 trustee)

      4.2        Indenture between the Company and First Union             4.2                     333-31863
                 National Bank, as Trustee

      4.3        Form of Note Certificate for 5-3/4%                       4.3                     333-31863
                 Convertible Subordinated Notes

     10.1        1995 Equity Participation Plan, as amended                10.1                    333-31863

     10.2        Management Incentive Compensation Plan                    10.2                10-Q for quarter
                                                                                                 ended 9/30/95

     10.3        Employee Stock Purchase Plan                              10.3                    333-31863

     10.4#       Director and Officer Indemnification                      10.3                  10-K for year
                 Agreement of James V. Napier                                                   ended 12/31/95

     10.5        Employment Agreement between the Company and              10.9                10-Q for quarter
                 Edward P. Drudge, Jr.                                                           ended 9/30/95

     10.6        Amendment No. 1 to Employment Agreement                   10.6               10-K for year ended
                 between the Company and Edward P. Drudge,  Jr.                                    12/28/97

     10.7        Employment Agreement between the Company and             10.10                  10-K for year
                 James C. Hunt                                                                  ended 12/29/96

                                                                          FILED
                                                                     HEREWITH(*), OR
                                                                     INCORPORATED BY
                                                                      REFERENCE FROM
                                                                     PREVIOUS EXHIBIT           COMPANY REG. NO.
EXHIBIT NUMBER             DESCRIPTION                                   NUMBER                    OR REPORT
--------------             -----------                               ----------------           ----------------
     10.8        Employment Agreement between the Company and             10.13                  10-K for year
                 Ken R. Bramlett, Jr.                                                           ended 12/29/96

     10.9        Indemnification Agreement between the Company            10.14                10-Q for quarter
                 and Adia Delaware                                                               ended 9/30/95

     10.10       Tax-Sharing Agreement between the Company,               10.15                10-Q for quarter
                 Adia Delaware and Adia California                                               ended 9/30/95

     10.11       Amended and Restated Non-Qualified                       10.16                  10-K for year
                 Profit-Sharing Plan                                                            ended 12/29/96

     10.12       Director's Non-Qualified Compensation Plan               10.12               10-K for year ended
                                                                                                   12/28/97

     10.13       Amended and Restated Credit Agreement between            10.15                    333-31863
                 the Company and its subsidiaries, the Lenders
                 party thereto and NationsBank N.A., as Agent

     10.14       Amendment No. 1 to Amended and Restated                    *
                 Credit Agreement among the Company and its
                 Subsidiaries, The Lenders party thereto and
                 NationsBank, N.A., as agent

     10.15       Asset Purchase Agreement between the Company               2                  8-K dated 9/30/96
                 and Business Enterprise Systems and
                 Technology, Inc. (BEST Consulting)

     10.16       Stock Purchase Agreement for the sale of                   1                 8-K dated 12/26/97
                 Nursefinders between PFI Corp., Nursefinders,
                 Inc., and Nursefinder Acquisition Corp.

     10.17       Registration Rights Agreement between the                10.17                    333-31863
                 Company and the Initial Purchasers

                                                                          FILED
                                                                     HEREWITH(*), OR
                                                                     INCORPORATED BY
                                                                      REFERENCE FROM
                                                                     PREVIOUS EXHIBIT           COMPANY REG. NO.
EXHIBIT NUMBER             DESCRIPTION                                   NUMBER                    OR REPORT
--------------             -----------                               ----------------           ----------------

     27.1        Financial Data Schedule                                    *
                 (For SEC Purposes Only)

# This Exhibit is substantially identical to Director and Officer Indemnification Agreements (i) of the same date between the Company and the following individuals: Edward P. Drudge, Jr., Kevin P. Egan, J. Roger King, William Simione, Jr.; and (ii) dated April 17, 1998 between the Company and each of James C. Hunt and Ken R. Bramlett, Jr.