Form 10-Q
period 1998-06-28
PERSONNEL GROUP OF AMERICA INC
filed 1998-08-12
CIK 948850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 28, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________to____________

                        Commission File Number 001-13956

                        PERSONNEL GROUP OF AMERICA, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                               56-1930691
-------------------------------------------------------------------------------
  (State or other jurisdiction of                  (IRS Employer
   incorporation or organization)                Identification No.)


6302 Fairview Road, Suite 201, Charlotte, North Carolina           28210
-------------------------------------------------------------------------------
      (Address of principal executive offices)                   (Zip Code)

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

                 [X] Yes                            [ ] No

As of July 27, 1998, there were outstanding 32,778,994 shares of common stock, par value $.01 per share.

                        PERSONNEL GROUP OF AMERICA, INC.
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                   Page

Item 1.   Financial Statements (unaudited)
                Consolidated Statements of Income.................. 3
                Consolidated Balance Sheets........................ 4
                Consolidated Statements of Cash Flows.............. 5
                Notes to Consolidated Financial Statements......... 6

Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations...... 9


PART II - OTHER INFORMATION

Item 2.   Changes in Securities....................................16

Item 4.   Submission of Matters to a Vote of Security-Holders......16

Item 6.   Exhibits and Reports on Form 8-K.........................16

Signatures.........................................................17

Exhibit Index .....................................................18

                        PERSONNEL GROUP OF AMERICA, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE PERIODS ENDED JUNE 28, 1998 AND JUNE 29, 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            FOR THE QUARTER ENDED             FOR THE SIX MONTHS ENDED
                                                           JUNE 28,        JUNE 29,            JUNE 28,     JUNE 29,
                                                             1998            1997                1998         1997
                                                          ---------       ---------           ---------    ----------
REVENUES:
    Information technology services                       $ 107,366       $ 58,686           $ 192,794       $101,676
    Commercial staffing                                      82,925         54,518             152,334        105,689
                                                          ---------       --------           ---------      ---------
         Total revenues                                     190,291        113,204             345,128        207,365

DIRECT COSTS OF SERVICE                                     135,679         83,503             249,528        153,655
                                                          ---------       --------           ---------      ---------
       Gross profit                                          54,612         29,701              95,600         53,710

OPERATING EXPENSES
    Selling, general and administrative                      34,685         19,163              60,987         35,206
    Depreciation and amortization                             4,106          2,127               7,185          4,012
                                                          ---------       --------           ---------      ---------
          Total operating expenses                           38,791         21,290              68,172         39,218

OPERATING INCOME                                             15,821          8,411              27,428         14,492
INTEREST EXPENSE                                              3,826          1,725               6,313          3,033
                                                          ---------       --------           ---------      ---------

INCOME FROM CONTINUING OPERATIONS

       BEFORE INCOME TAXES                                   11,995          6,686              21,115         11,459
PROVISION FOR INCOME TAXES                                    5,075          2,832               8,933          4,836
                                                          ---------       --------           ---------      ---------

INCOME FROM CONTINUING OPERATIONS                             6,920          3,854              12,182          6,623
Income from discontinued operations, net of taxes                --            595                  --          1,287
                                                          ---------       --------           ---------      ---------

NET INCOME                                                $   6,920       $  4,449           $  12,182      $   7,910
                                                          =========       ========           =========      =========

NET INCOME PER DILUTED SHARE:

    Income from continuing operations                     $    0.23       $   0.15           $    0.42      $    0.27
    Income from discontinued operations, net of taxes            --           0.02                  --           0.05
                                                          ---------       --------           ---------      ---------

NET INCOME PER DILUTED SHARE                              $    0.23       $   0.18           $    0.42      $    0.32
                                                          =========       ========           =========      =========

AVERAGE DILUTED SHARES OUTSTANDING                           35,383         25,046              33,689         24,594
                                                          =========       ========           =========      =========



        The accompanying notes are an integral part of these statements.

                        PERSONNEL GROUP OF AMERICA, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                       JUNE 28, 1998 AND DECEMBER 28, 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                      JUNE 28,                  DEC. 28,
ASSETS                                                                                  1998                      1997
                                                                                    ------------               ----------
Current assets:
     Cash and cash equivalents                                                        $      --                $    642
     Accounts receivable, net                                                           110,322                  77,869
     Prepaid expenses and other current assets                                            4,322                   1,674
     Deferred income taxes                                                                4,600                   4,165
     Receivable from sale of discontinued operations                                        856                  36,276
                                                                                      ---------                --------
         Total current assets                                                           120,100                 120,626

Property and equipment, net                                                              14,747                   9,162
Intangible assets, net                                                                  462,148                 316,413
Other assets                                                                              5,002                   5,108
                                                                                      ---------                --------
         Total assets                                                                 $ 601,997                $451,309
                                                                                      =========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
     Current portion of long-term debt                                                $  10,200                $  7,490
     Accounts payable                                                                     5,512                   2,200
     Accrued wages, benefits and other                                                   44,944                  32,321
     Income taxes payable                                                                 3,178                   9,525
                                                                                      ---------                --------
         Total current liabilities                                                       63,834                  51,536

Long-term debt                                                                          160,484                 145,050
Other long-term liabilities                                                              13,817                  49,647
                                                                                      ---------                --------
         Total liabilities                                                              238,135                 246,233

Commitments and contingencies

Shareholders' equity:

     Preferred stock, $.01 par value; shares authorized 5,000;                               --                      --
        no shares issued and outstanding
     Common stock, $.01 par value; shares authorized 95,000; 32,014 and 24,278 shares issued and outstanding at June 28, 1998
        and December 28, 1997, respectively                                                 320                     242
     Additional paid-in capital                                                         317,512                 171,038
     Retained earnings                                                                   46,248                  34,066
     Deferred compensation                                                                (218)                    (270)
                                                                                      ---------                --------
         Total shareholders' equity                                                     363,862                 205,076
                                                                                      ---------                --------
         Total liabilities and shareholders' equity                                   $ 601,997                $451,309
                                                                                      =========                ========

      The accompanying notes are an integral part of these balance sheets.

                        PERSONNEL GROUP OF AMERICA, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE PERIODS ENDED JUNE 28, 1998 AND JUNE 29, 1997
                                 (IN THOUSANDS)


                                                                                           SIX MONTHS ENDED
                                                                                           JUNE 28,   JUNE 29,
                                                                                        1998              1997
                                                                                       ------            -----
Cash flows from operating activities:
     Net income from continuing operations                                           $  12,182         $   6,623
     Adjustments to reconcile income from continuing
          operations to net cash provided by operating activities:

     Depreciation and amortization                                                       7,185             4,012
     Deferred income taxes, net                                                            595             (276)
     Changes in assets and liabilities:

            Accounts receivable                                                        (14,848)           (6,934)
            Accounts payable and accrued liabilities                                     8,868             4,100
            Income taxes payable                                                           942               181
            Other, net                                                                  (1,073)             (581)
                                                                                    ----------         ---------

     Net cash provided by operating activities                                          13,851             7,125

Cash flows from investing activities:
     Cash used in acquisitions, net of cash acquired                                  (186,625)          (64,764)
     Net cash provided (used) by discontinued operations                                28,041              (606)
     Purchases of property and equipment, net                                           (3,118)           (2,069)
                                                                                    ----------         ---------
     Net cash used in investing activities                                            (161,702)          (67,439)

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                                       133,300                --
     Proceeds from issuance of convertible subordinated notes                               --            97,000
     Repayments under credit facility                                                 (198,450)         (116,525)
     Borrowings under credit facility                                                  212,950            74,807
     Repayments of seller notes and acquired indebtedness                               (1,900)           (1,179)
     Proceeds from employee stock purchase plan and exercise
              of stock options                                                           1,309             1,171
                                                                                    ----------         ---------
     Net cash provided by financing activities                                         147,209            55,274

     Net increase (decrease) in cash and cash equivalents                                 (642)           (5,040)

Cash and cash equivalents at beginning of period                                           642             5,111
                                                                                    ----------         ---------

Cash and cash equivalents at end of period                                          $       --         $      71
                                                                                    ==========         =========


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

         All share and per share data have been restated to reflect the two-for-one stock split effected by the Company as a stock dividend on March 30, 1998.

(2)      INTANGIBLE ASSETS

         The Company's businesses were initially acquired from unrelated third parties in exchange for cash and other consideration. The Company allocates the excess of cost over the fair value of net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although the Company believes that goodwill has an unlimited life, the Company amortizes such costs on a straight-line basis over 40 years. Other intangibles consist primarily of covenants not to compete and other and are generally amortized over three to five years. Accumulated amortization of intangible assets amounted to $16,742 and $11,346 at June 28, 1998 and December 28, 1997, respectively.

         The Company evaluates the recoverability of its investment in intangible assets in relation to anticipated future cash flows on an undiscounted basis. Based on this assessment, the Company expects its investment in excess of cost over fair value of net assets and other intangibles to be fully recovered.

(3)      ACQUISITIONS

         During 1998, the Company has acquired the following businesses in 11 separate transactions:


       Name of Business                                 Type of Business                       Date Acquired
       ----------------                                 ----------------                       -------------
       Ann Wells Personnel                              Commercial Staffing                    January 1998
       Creative Temporaries                             Commercial Staffing                    January 1998
       Corporate Staffing Consultants                   Commercial Staffing                    January 1998
       Advanced Business Consultants                    Information Technology                 February 1998
       IMA Plus                                         Information Technology                 March 1998
       The Temporary Connection                         Commercial Staffing                    March 1998
       Trilogy Consulting                               Information Technology                 April 1998
       Sloan Staffing Services                          Commercial Staffing                    May 1998
       Careers                                          Information Technology                 June 1998
       IMS Consulting                                   Information Technology                 June 1998
       Gentry                                           Information Technology                 July 1998


         The acquired businesses are collectively referred to hereinafter as the "Acquired Companies." The 1997 revenues of the information technology companies acquired in 1998 were approximately $89,500, in the aggregate, and the 1997 revenues of the commercial staffing companies acquired in 1998 were approximately $79,100 in the aggregate.

         The total cash paid for the Acquired Companies aggregated $148,000, including direct acquisition costs but excluding certain contingent earnout payments. In addition, certain sellers of the Acquired Companies received stock valued at approximately $21,900. Certain of these acquisitions provide for additional payments, contingent upon attainment of certain earnings targets for various periods during the next four years. Any such contingent payments will be recorded as additional purchase price when paid and will increase the amount of excess cost over fair value of net assets acquired. All acquisitions except Gentry, have been accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the entities acquired, based on preliminary allocations, were recorded at their estimated fair values at the dates of the acquisitions and the results of operations of the Acquired Companies have been included in the Company's consolidated results of operations from the dates of the respective acquisitions. Final allocation of the purchase price may result in adjustments to the amounts previously recorded as excess of cost over fair market value of assets acquired. The Gentry acquisition, completed in July 1998, was accounted for as a pooling of interests. The historical results of the Company have not been restated to reflect Gentry's historical results due to immateriality.

         The following table presents the Company's pro forma consolidated results of operations for the six-month periods indicated, as if the Acquired Companies and the other companies acquired during 1997 had been acquired on December 30, 1996:


                                                                          June 28,          June 29,
                                                                            1998              1997
                                                                       -------------    --------------
      Revenues .....................................................   $   385,839      $    343,236
      Income from continuing operations.............................        13,410             9,503
      Income from continuing operations per
             diluted share .........................................   $      0.45      $       0.37
                                                                        ----------       -----------

      Weighted average diluted shares outstanding                           34,487            25,758
                                                                        ==========       ===========

(4)      DISCONTINUED OPERATIONS

         On December 26, 1997, the Company completed the sale of its healthcare division for $65,250. Of such amount, $34,600 was paid by delivery of a promissory note which was collected in full in January 1998. The total proceeds of the sale were used to repay outstanding borrowings under the Credit Facility (as defined below). The assets, liabilities, results of operations and cash flows of the healthcare division have been segregated and reported as discontinued operations for all periods presented, and previously reported results have been restated. The sale of the healthcare division resulted in a gain of $89.

         During 1997, the Company allocated interest expense to the discontinued operations based on the ratio of net assets of the discontinued operations to the total net assets of the consolidated Company. Interest expense allocated in the three and six month periods ended June 28, 1997 was $549 and $958, respectively. No other corporate overhead expenses have been allocated to the discontinued operations.

(5)      LONG-TERM DEBT

         Long-term debt consisted of the following at June 28, 1998 and December 28, 1997:


                                                                             June 28,           Dec 28,
                                                                               1998               1997
                                                                           -------------      ------------
     5-3/4% convertible subordinated notes due July 2004                      $ 115,000          $ 115,000
     $200,000 revolving credit facility due June 2002                            38,500             24,000
     Notes payable to sellers of acquired companies
          and other                                                              17,184             13,540
                                                                              ---------          ---------
                                                                                170,684            152,540
           Less current portion                                                 (10,200)            (7,490)
                                                                              ---------          ---------
                                                                              $ 160,484          $ 145,050
                                                                              =========          =========


(6)      NET INCOME PER SHARE

         In accordance with FAS 128, the following tables reconcile net income and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of the following periods:


                                                                        Three Months Ended              Six Months Ended
                                                                    June 28,         June 29,      June 28,       June 29,
                                                                      1998             1997          1998           1997
                                                                    --------         --------      --------       --------
     Net income                                                    $   6,920         $  4,449      $ 12,182       $  7,910
Weighted average shares outstanding                                   28,140           24,172        26,451         24,134
                                                                   ---------         --------      --------       --------
Earnings per basic share                                           $    0.25         $   0.18      $   0.46       $   0.33
                                                                   =========         ========      ========       ========
EARNINGS PER DILUTED SHARE:
     Net income                                                    $   6,920         $  4,449      $ 12,182       $  7,910
        Add:  Interest expense on                                      1,064               72         2,128             --
                                                                   ---------         --------      --------       --------
                 Convertible Notes, net of tax
     Diluted net income                                                7,984            4,521        14,310          7,910
                                                                   ---------         --------      --------       --------
     Weighted average shares outstanding                              28,140           24,172        26,451         24,153
     Add:  Dilutive employee stock options                               787              442           782            441
     Add:  Assumed conversion of Convertible Notes                     6,456              432         6,456             --
                                                                   ---------         --------      --------       --------
     Weighted average diluted shares outstanding                      35,383           25,046        33,689         24,594
                                                                   ---------         --------      --------       --------
Earnings per diluted share                                         $    0.23         $   0.18      $   0.42       $   0.32
                                                                   =========         ========      ========       ========

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

         The Company is organized into two divisions: the Information Technology Services Division, which provides information technology staffing and consulting services in a range of computer-related disciplines; and the Commercial Staffing Division, which provides a wide variety of temporary office, clerical, light technical and light industrial staffing services. Substantially all of the Company's services are performed on a time and materials basis. At July 27, 1998, the Information Technology Services Division was comprised of 16 companies and the Commercial Staffing Division was comprised of 24 companies.

         The following table sets forth the number of the Company's offices by division at the end of the years indicated and at July 27, 1998:


                                                                                Fiscal Year End

                                                               July 27,
                                                                 1998          1997          1996       1995
                                                               --------        ----          ----       ----
        Information technology services                            41           30            18         --
        Commercial staffing                                       101           82            74         58
                                                                  ---           --            --         --
              Total offices                                       142          112            92         58


         On December 26, 1997, the Company completed the sale of its healthcare division for approximately $65.3 million. Of such amount, $34.6 million was initially paid by delivery by the purchaser of a promissory note at closing and the balance was paid in cash at closing. The note was paid in full in January 1998. With the sale of the healthcare division, the Company completed a transformation that began in 1996 when the Company made a strategic commitment to enter the high growth, high margin information technology services business. The gain on the sale of the healthcare division was not material. As a result of the sale, the healthcare division has been reflected as a discontinued operation in the Company's financial statements for all periods presented.

         In May 1998, the Company successfully completed an offering of 7.0 million shares of common stock. The net proceeds from the offering of approximately $133.3 million were used to repay indebtedness under the Company's Credit Facility.

         During the first six months of 1998, the Company completed nine acquisitions: Ann Wells Personnel in Silicon Valley, California, Creative Temporaries in Charlotte, North Carolina; Corporate Staffing Consultants in Charlotte, North Carolina; Advanced Business Consultants in Kansas City, Missouri; IMA Plus in Jacksonville, Florida; The Temporary Connection in Houston, Texas; Trilogy Consulting in Chicago, Illinois; Sloan Staffing Services in New York, New York; and Careers in Denver, Colorado. Subsequent to June 28, 1998, the Company acquired IMS Consulting in Los Angeles, CA and Gentry in Oakland, CA. Ann Wells Personnel, Creative Temporaries, Corporate Staffing Consultants, The Temporary Connection and Sloan Staffing Services are leading providers of commercial staffing services in their respective markets. Advanced Business Consultants, IMA Plus, Trilogy Consulting, Careers, IMS Consulting, and Gentry are leading providers of information technology services in their respective markets. These 11 companies had combined revenues of approximately $168.6 million in 1997. Had the Company owned all of the 11 acquired companies discussed above and the other companies acquired in 1997 at the beginning of 1997, the Company's pro forma 1997 revenues would have been approximately $714.6 million, and 55% and 45% of such revenues would have come from the Information Technology Services and Commercial Staffing Divisions, respectively.

         Each of the Company's acquisitions, except Gentry, has been accounted for using the purchase method of accounting and has been included in the following discussion as applicable since the respective dates of acquisition. The Company allocates the excess of cost over the fair value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. The Company believes that buying market-leading companies and then allowing them to maintain their separate identities and independence preserves the goodwill for an unlimited period. Although the Company believes that goodwill has an unlimited life, the Company amortizes such costs on a straight-line basis over 40 years. Intangible assets represented 76.8% of total assets and 127.0% of total shareholders' equity at June 28, 1998. The Company evaluates the recoverability of its investment in goodwill and other intangibles in relation to anticipated future cash flows on an undiscounted basis. Based on this assessment, the Company expects its investments in intangible assets to be fully recovered.

         The Gentry acquisition, completed in July 1998, was accounted for as a pooling of interests. The historical results of the Company have not been restated to reflect Gentry's historical results due to immateriality.

         In the future, the Company's revenues and expenses may be significantly affected by the number and timing of the opening or acquisition of additional offices or businesses. The timing of such expansion activities also can affect period-to-period comparisons of the Company's results of operations.

         The commercial staffing business is subject to the seasonal impact of summer and holiday employment trends. Typically, the second six months of each calendar year is more heavily affected as companies tend to increase their use of temporary personnel during this period. While the commercial staffing business is cyclical, the Company believes that the broad geographic coverage of its operations, its emphasis on high-end clerical staffing and its rapid expansion into the less cyclical information technology sector mitigate the adverse effects of economic cycles in a single industry or geographic region.

RESULTS OF OPERATIONS

         QUARTER ENDED JUNE 28, 1998 VERSUS QUARTER ENDED JUNE 29, 1997

         Revenues. Total revenues increased 68.1% to $190.3 million in the second quarter of 1998 from $113.2 million in 1997. Information technology services revenue grew 82.9% as the Company continued its aggressive acquisition program and experienced strong internal growth as same store sales grew 21.8% in the second quarter of 1998 over 1997. Commercial staffing revenue grew 52.1% as the result of the contribution of revenues from the commercial staffing companies acquired by the Company in 1997 and 1998 and strong same store sales growth. During the second half of 1997, the Company significantly reduced service to certain lower margin, high volume accounts, primarily in the light industrial sector. Excluding these accounts, Commercial Staffing same store sales growth was approximately 9% in the second quarter of 1998 over 1997. High internal growth rates were due to the continued strong demand for information technology services and the increasing acceptance by businesses and other organizations of the use of a contingent workforce.

         Direct Costs of Services and Gross Profit. Direct costs, consisting of payroll and related expenses of consultants and temporary workers, increased 62.5% to $135.7 million in the second quarter of 1998. Gross profit as a percentage of revenue increased 250 basis points to 28.7% from 26.2% during 1997. This increase reflected the Company's continued expansion into the higher margin information technology staffing and consulting sectors, acquisition of several companies that provide high margin permanent placement services and the reduction in lower margin light industrial commercial staffing business. Information technology services revenues represented 56.4% of total revenues in the second quarter of 1998, up from 51.8% in 1997. Pay rate increases were generally passed on to the Company's customers through higher bill rates.

         Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization expense, increased 82.2% to $38.8 million in the second quarter of 1998 from $21.3 million in 1997. As a percentage of revenues, selling, general and administrative expenses increased to 18.2% in the second quarter of 1998 from 16.9% in 1997. This increase was caused by investments in management personnel and management systems, the continued business mix shift to IT, and several recent acquisitions of companies that provide information technology and permanent placement services. Both of these lines of business typically carry higher gross margins as well as higher selling, general and administrative expenses as a percentage of sales. In addition, depreciation and amortization expense increased to 2.2% of revenues in the second quarter of 1998 from 1.9% in 1997 due to increased amortization expense resulting from the acquisitions completed by the Company.

         Interest Expense. Interest expense increased to $3.8 million in the second quarter of 1998 from $1.7 million in 1997 as the Company continued to borrow funds to finance its aggressive acquisition strategy. See "Liquidity and Capital Resources."

         Income Tax Expense. The effective tax rate decreased slightly to 42.3% in the second quarter of 1998 from 42.4% in 1997. This decrease was due to higher pretax income in 1998, in relation to non-deductible amortization expense. The Company's effective tax rate has historically been higher than the U.S. federal statutory rate of 35.0% primarily due to state income taxes and nondeductible amortization expense.

         Income from Continuing Operations. Income from continuing operations increased 79.6% to $6.9 million in the second quarter of 1998 (or 3.6% of revenue) from $3.9 million (3.4% of revenue) in 1997 due to the factors discussed above.

         SIX MONTHS ENDED JUNE 28, 1998 VERSUS SIX MONTHS ENDED JUNE 29, 1997

         Revenues. Total revenues increased 66.4% to $345.1 million in the first six months of 1998 from $207.4 million in 1997. Information technology services revenue grew 89.6% as the Company continued its aggressive acquisition program and experienced strong internal growth. Commercial staffing revenue grew 44.1% as the result of the contribution of revenues from the commercial staffing companies acquired by the Company in 1997 and 1998 and strong internal growth. High internal growth rates were due to the continued strong demand for information technology services and the increasing acceptance by businesses and other organizations of the use of a contingent workforce.

         Direct Costs of Services and Gross Profit. Direct costs, consisting of payroll and related expenses of consultants and temporary workers, increased 62.4% to $249.5 million in the first six months of 1998. Gross profit as a percentage of revenue increased 180 basis points to 27.7% from 25.9% during 1997. This increase reflected the Company's continued expansion into the higher margin information technology staffing and consulting sectors, acquisition of several companies that provide high margin permanent placement services, and the reduction in lower margin light industrial commercial staffing business. Information technology services revenues represented 55.8% of total revenues in the first six months of 1998, up from 49.0% in 1997. Pay rate increases were generally passed on to the Company's customers through higher bill rates.

         Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization expense, increased 73.8% to $68.2 million in the first six months of 1998 from $39.2 million in 1997. As a percentage of revenues, selling, general and administrative expenses increased to 17.7% in the first six months of 1998 from 17.0% in 1997. This increase was caused by investments in management personnel and management systems, the continued business mix shift to IT, and several recent acquisitions of companies that provide information technology and permanent placement services. Both of these lines of business carry higher gross margins as well as higher selling, general and administrative expenses and a percentage of sales. In addition, depreciation and amortization expense increased to 2.1% of revenues in the first six months of 1998 from 1.9% in 1997 due to increased amortization expense resulting from the acquisitions completed by the Company.

         Interest Expense. Interest expense increased to $6.3 million in the first six months of 1998 from $3.0 million in 1997 as the Company continued to borrow funds to finance its aggressive acquisition strategy. See "Liquidity and Capital Resources."

         Income Tax Expense. The effective tax rate increased slightly to 42.3% in the first six months of 1998 from 42.2% in 1997. This increase was due to higher non-deductible amortization expense in relation to pretax income in 1998. The Company's effective tax rate has historically been higher than the U.S. federal statutory rate of 35.0% primarily due to state income taxes and nondeductible amortization expense.

         Income from Continuing Operations. Income from continuing operations increased 83.9% to $12.2 million in the second quarter of 1998 (or 3.5% of revenue) from $6.6 million (3.2% of revenue) in 1997 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ending June 28, 1998, cash provided by operating activities increased to $13.9 million, up from $7.1 million in 1997, primarily as a result of higher earnings before depreciation and amortization in 1998, offset by increases in receivables reflecting the growth in the volume of business over the prior year. Cash used for investing activities increased to $161.7 million in the first six months of 1998 from $67.4 million in 1997 primarily as a result of cash used of $186.6 million for acquisitions, including contingent earnout payments, in 1998 versus $64.8 million in 1997, offset in 1998 by the cash received in connection with the sale of the healthcare division. Cash generated from financing activities increased to $147.2 million in the first six months of 1998 from $55.3 million in 1997, primarily as a result of the net proceeds of $133.3 million received in connection with the issuance of Common Stock in May 1998.

         As of June 28, 1998, receivables for the Information Technology Services Division and the Commercial Staffing Division remained outstanding an average of 56 and 44 days, respectively, after billing. In the aggregate, days sales outstanding were 50 and 48 days at June 28, 1998, and December 28, 1997, respectively.

         The Company's primary capital expenditure requirements relate to acquisitions. As of July 27, 1998, the Company has made cash payments, including contingent earnout and post-closing payments, and issued notes aggregating $479.2 million for acquisitions of existing businesses. In addition, certain sellers of the Acquired Companies received stock valued at approximately $21,900. As of June 28, 1998, the Company was obligated under certain acquisition agreements to repay notes during the next two years of $16.0 million in the aggregate and to make contingent earnout payments to former owners of acquired businesses. Earnout payments based on 1998 earnings and beyond are contingent on the future performance of such acquired businesses, and thus the actual amount cannot be determined until such date. The Company estimates, based on certain assumptions as to future performance of such acquired businesses, that aggregate earnout payments may be in the range of $17.0 million to $26.0 million in 1999, $18.0 million to $33.0 million in 2000, and $8.0 million to $15.0 million in 2001. There can be no assurance, however, that the future performance of the acquired businesses will be consistent with the assumptions used in establishing the foregoing estimates, or that the actual amounts of any earnout payments will not differ materially from the estimates set forth herein.

         The Company selectively seeks acquisition opportunities in the ordinary course of business, and management believes that the Company will continue to make acquisitions as attractive opportunities become available. The Company intends to seek additional capital as necessary to fund other potential acquisitions through one or more funding sources that may include borrowings under the Credit Facility described below or offerings of debt or equity securities of the Company. Cash flow from operations, to the extent available, may also be used to fund a portion of any acquisition expenditures. The Company also expects to spend approximately one percent of its revenues during 1998 on field automation systems, management information systems and other capital expenditures not directly related to acquisitions. The Company has recently entered into an agreement with a software company to install financial and human resource systems for its information technology companies. Installation of these systems is expected to continue through the year 2000. There can be no assurance that there will not be unanticipated costs or delays associated with these installations or that the systems will operate as expected.

         In May 1998, the Company successfully completed an offering of 7.0 million shares of common stock. The net proceeds from the offering of approximately $133.3 million were used to repay indebtedness under the Company's Credit Facility.

         The Company's Credit Facility is a five-year $200.0 million revolving line of credit due June 2002. As of July 27, 1998, $44.0 million of borrowings were outstanding under the Credit Facility and approximately $4.3 million had been used for the issuance of undrawn letters of credit to secure the Company's workers' compensation programs. Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus a percentage corresponding to the Company's consolidated leverage ratio, as defined, or the agents' base rate, as defined, at the Company's option.

         At July 27, 1998, the amount available for borrowing under the Credit Facility was approximately $151.7 million. The Credit Facility is secured by pledges of the stock of the Company's subsidiaries and contains customary covenants such as the maintenance of certain financial ratios, minimum net worth and working capital requirements, and a restriction on the payment of cash dividends on Common Stock. The Credit Facility also limits borrowing availability for acquisition-related purposes.

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

         The Company believes that cash flow from operations, borrowing capacity under the Credit Facility and the proceeds from offerings of debt or equity securities of the Company will be adequate to meet its presently anticipated needs for working capital, acquisitions, and capital expenditures. There can be no assurance, however, that other alternative sources of capital will be available in the future or, if available, that any such alternative sources will be available on favorable terms.

         New Accounting Pronouncements. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." ("FAS 131") which changes the way that public companies report information about operating segments in annual and interim financial statements. FAS 131 will be effective in years beginning after December 15, 1997. The Company will be required to adopt FAS 131 beginning with its 1998 annual financial statements. The adoption of FAS 131 does not affect the Company's earnings, liquidity or capital resources. Management has not yet completed its analysis of the impact that this standard will have on the financial statements of the Company.

         Year 2000 Compliance. The Company recently initiated a project to replace the financial and human resource systems for its information technology companies. These systems are believed to be year 2000 compliant. The Company also believes that its other key computer systems and related software are substantially year 2000 compliant. The Company expects that any additional costs related to ensuring such systems and software are year 2000 compliant will not be material to the financial condition or results of operations of the Company. In addition, the Company is assessing the year 2000 preparedness of vendors and customers. To date, no significant concerns have been identified. However, there can be no assurance that no year 2000 problems or expenses will arise with the Company's computer systems and software or in the computer systems and software of the Company's vendors and customers. Upon completion of the discussions with our vendors and customers, the Company will assess the need for contingency plans in the case of failure of computer systems and software of either the Company or its vendors and customers. The Company's Information Technology Services Division performs work for clients to assist them in modifying their computer systems and software to make them year 2000 compliant. Generally, this work is performed under the direction and supervision of the client. Accordingly, the Company does not believe that it will incur any material liabilities to clients for its work on their year 2000 projects.

         Inflation. The effects of inflation on the Company's operation were not material in the second quarter of 1998. Inflationary increases in payroll costs were generally passed on to the Company's customers through higher bill rates.

FORWARD-LOOKING INFORMATION

         This report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain various "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management's belief and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect" and similar expressions may identify forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or financial condition may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's actual results, performance or financial condition are fluctuations in the economy, the degree and nature of competition, demand for the Company's services, changes in laws and regulations affecting the Company's business, the Company's ability to complete acquisitions and integrate the operations of acquired businesses, to recruit and place temporary professionals, to expand into new markets, and to maintain profit margins in the face of pricing pressures and wage inflation and other matters discussed in this report and the Company's other filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 2. - CHANGES IN SECURITIES

         On January 16, 1998, the Company acquired Creative Temporaries Corporation by merger and issued, in partial consideration for such merger, certain shares of the Company's common stock. On January 28, 1998, the Company acquired Corporate Staffing Consultants, Inc. by merger and issued, in partial consideration for such merger, certain shares of common stock. On June 29, 1998, the Company acquired IMS Consulting, Inc. by merger and issued, in partial consideration for such merger, certain shares of common stock. On July 20, 1998, the Company acquired Gentry, Inc. by merger and issued, in full consideration for such merger, certain shares of common stock. In the four acquisitions discussed above, the aggregate number of shares issued was approximately 1.4 million and the aggregate value was approximately $21.9 million. In all cases, the shares were issued to the holders of the outstanding capital stock of such acquired companies in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The Company's annual meeting of shareholders was held on May 20, 1998. The matters voted upon at the meeting were proposals to elect three directors to serve a term of three years and to ratify the selection of Price Waterhouse LLP as the Company's independent public accountants for fiscal 1998. Each of these proposals was approved by the following margins:


         Proposal                                             Votes For     Votes Against      Abstain
         --------                                             ---------     -------------      -------
                                                                            or Withheld
                                                                            -----------
Election of Directors (1): Edward P. Drudge, Jr.              22,235,468         26,730
                           James V. Napier                    22,236,188         26,010
                           William J. Simione, Jr.            22,236,108         26,090

Ratification of Selection of Independent Public Accountants   22,251,648          9,150         1,400


         (1) Following the meeting, James C. Hunt, Ken R. Bramlett, Jr., Kevin
P. Egan and J. Roger King continued to serve as directors of the Company, together with Messrs. Drudge, Napier, and Simione.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - The exhibits filed with or incorporated by reference into this Form 10-Q are set forth in the Exhibit Index, which immediately precedes the exhibits to this report.

     (b) Reports on Form 8-K -The Company filed the following current reports on Form 8-K during the quarter ended June 28, 1998:

         (i) Current Report on Form 8-K dated April 9, 1998, reporting the Company is acquisition of Trilogy Consulting Corporation.

         (ii) Current Report of Form 8-K dated April 10, 1998, announcing the filing of registration statement on Form S-3 to register 7,000,000 shares of common stock for sale in a secondary offering.

         (iii) Current Report of Form 8-K dated April 23, 1998, reporting earnings for the first quarter of 1998.

         (iv) Current report on Form 8-K dated May 14, 1998, announcing the pricing of its secondary stock offering of 7,000,000 shares of common stock.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PERSONNEL GROUP OF AMERICA, INC.
                                  (Registrant)

Date: August 12, 1998             By: /s/ Edward P. Drudge Jr.
                                      ----------------------------------------
                                      Edward P. Drudge Jr.
                                      Chief Executive Officer

Date: August 12, 1998             By: /s/ James C. Hunt
                                      ----------------------------------------
                                      James C. Hunt
                                      Senior Vice President
                                      Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX


                                                                 FILED HEREWITH(*),OR
                                                                   INCORPORATED BY
                                                                    REFERENCE FROM
                                                                   PREVIOUS EXHIBIT
     EXHIBIT                                                             NUMBER                COMPANY REG. NO.
     NUMBER                DESCRIPTION                           ---------------------            OR REPORT
     ------                -----------                                                         ----------------

      3.1        Restated Certificate of Incorporation of the               3.1                    333-31863
                 Company, as amended

      3.2        Amended and Restated Bylaws of the Company                 3.2                    33-95228

      4.0        Specimen Stock Certificate                                 4.0                    33-95228

      4.1        Rights Agreement between the Company and                   1                       0-27792
                 First Union National Bank (as successor
                 trustee)

      4.2        Indenture between the Company and First Union              4.2                    333-31863
                 National Bank, as Trustee

      4.3        Form of Note Certificate for 5-3/4%                        4.3                    333-31863
                 Convertible Subordinated Notes

     10.1        1995 Equity Participation Plan, as amended                10.1                    333-31863

     10.2        Management Incentive Compensation Plan                    10.2                10-Q for quarter
                                                                                                 ended 9/30/95

     10.3        Employee Stock Purchase Plan                              10.3                    333-31863

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

     10.14       Amendment No. 1 to Amended and Restated                   10.14           10-Q for quarter ended
                 Credit Agreement among the Company and its                                        3/29/98
                 Subsidiaries,  The Lenders party thereto and
                 NationsBank, N.A., as agent

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