Form 10-Q
period 1998-09-27
PERSONNEL GROUP OF AMERICA INC
filed 1998-11-12
CIK 948850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 27, 1998

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


                                 (704) 442-5100
               --------------------------------------------------
               (Registrant's telephone number including area code)

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

                      [X] Yes                            [ ] No

As of October 30, 1998, there were outstanding 32,818,949 shares of common stock, par value $.01 per share.

                        PERSONNEL GROUP OF AMERICA, INC.
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                                                               Page

Item 1.    Financial Statements (unaudited)
                Consolidated Statements of Income.........................................................       3
                Consolidated Balance Sheets...............................................................       4
                Consolidated Statements of Cash Flows.....................................................       5
                Notes to Consolidated Financial Statements................................................       6

Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............................................       9


PART II - OTHER INFORMATION

Item 5.   Other Information...............................................................................      16

Item 6.   Exhibits and Reports on Form 8-K................................................................      16

Signatures................................................................................................      17

Exhibit Index ............................................................................................      18

                        PERSONNEL GROUP OF AMERICA, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
         FOR THE PERIODS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            QUARTER ENDED             NINE MONTHS ENDED
                                                       SEPT. 27,     SEPT. 28,    SEPT. 27,     SEPT. 28,
                                                         1998          1997         1998           1997
                                                       --------      --------     ---------      --------
REVENUES:
    Information technology services                    $120,832      $ 72,098      $313,626      $173,774
    Commercial staffing                                  90,975        56,896       243,309       162,585
                                                       --------      --------      --------      --------
         Total revenues                                 211,807       128,994       556,935       336,359

DIRECT COSTS OF SERVICE                                 151,615        94,755       401,143       248,409
                                                       --------      --------      --------      --------
       Gross profit                                      60,192        34,239       155,792        87,950

OPERATING EXPENSES
    Selling, general and administrative                  37,057        21,148        98,045        56,354
    Depreciation and amortization                         4,351         2,393        11,536         6,405
                                                       --------      --------      --------      --------
          Total operating expenses                       41,408        23,541       109,581        62,759

OPERATING INCOME                                         18,784        10,698        46,211        25,191
INTEREST EXPENSE                                          2,773         1,801         9,086         4,834
                                                       --------      --------      --------      --------
INCOME FROM CONTINUING OPERATIONS
       BEFORE INCOME TAXES                               16,011         8,897        37,125        20,357
PROVISION FOR INCOME TAXES                                6,773         3,765        15,705         8,601
                                                       --------      --------      --------      --------

INCOME FROM CONTINUING OPERATIONS                         9,238         5,132        21,420        11,756
Income from discontinued operations, net of taxes            --           634            --         1,921
                                                       --------      --------      --------      --------

NET INCOME                                             $  9,238      $  5,766      $ 21,420      $ 13,677
                                                       ========      ========      ========      ========

NET INCOME PER DILUTED SHARE:
    Income from continuing operations                  $   0.26      $   0.20      $   0.69     $    0.48
    Income from discontinued operations,
        net of taxes                                         --          0.02            --          0.07
                                                       --------      --------      --------      --------

NET INCOME PER DILUTED SHARE                           $   0.26      $   0.22      $   0.69      $   0.55
                                                       ========      ========      ========      ========

AVERAGE DILUTED SHARES OUTSTANDING                       39,686        31,320        35,688        27,150
                                                       ========      ========      ========      ========


        The accompanying notes are an integral part of these statements.

                        PERSONNEL GROUP OF AMERICA, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 27, 1998 AND DECEMBER 28, 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                    SEPT. 27,        DEC. 28,
ASSETS                                                                                1998             1997
                                                                                    ---------       --------
Current assets:
     Cash and cash equivalents                                                      $   5,755       $     642
     Accounts receivable, net                                                         122,456          77,869
     Prepaid expenses and other current assets                                          4,435           1,674
     Deferred income taxes                                                              4,117           4,165
     Receivable from sale of discontinued operations                                      885          36,276
                                                                                    ---------       ---------
         Total current assets                                                         137,648         120,626

Property and equipment, net                                                            17,111           9,162
Intangible assets, net                                                                492,132         316,413
Other assets                                                                            5,071           5,108
                                                                                    ---------       ---------
         Total assets                                                               $ 651,962       $ 451,309
                                                                                    =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                              $  10,150       $   7,490
     Accounts payable                                                                   4,848           2,200
     Accrued wages, benefits and other                                                 50,498          32,321
     Income taxes payable                                                               3,876           9,525
                                                                                    ---------       ---------
         Total current liabilities                                                     69,372          51,536

Long-term debt                                                                        184,494         145,050
Other long-term liabilities                                                            14,088          49,647
                                                                                    ---------       ---------
         Total liabilities                                                            267,954         246,233

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value; shares authorized 5,000;                             --              --
        no shares issued and outstanding
     Common stock, $.01 par value; shares authorized 95,000;
        32,819 and 24,278 shares issued and outstanding at
        September 27, 1998 and December 28, 1997, respectively                            328             242
     Additional paid-in capital                                                       328,386         171,038
     Retained earnings                                                                 55,486          34,066
     Deferred compensation                                                               (192)           (270)
                                                                                    ---------       ---------
         Total shareholders' equity                                                   384,008         205,076
                                                                                    ---------       ---------
         Total liabilities and shareholders' equity                                 $ 651,962       $ 451,309
                                                                                    =========       =========

      The accompanying notes are an integral part of these balance sheets.

                        PERSONNEL GROUP OF AMERICA, INC.
                    UNAUDITED CONSOLIDATED STATEMENTS OF CASH
               FLOWS FOR THE PERIODS ENDED SEPTEMBER 27, 1998 AND
                               SEPTEMBER 28, 1997
                                 (IN THOUSANDS)

                                                                                        NINE MONTHS ENDED
                                                                                    SEPT. 27,       SEPT. 28,
                                                                                      1998             1997
                                                                                    ---------       ---------
Cash flows from operating activities:
     Net income from continuing operations                                          $  21,420       $  11,756
     Adjustments to reconcile income from continuing
          operations to net cash provided by operating activities:
     Depreciation and amortization                                                     11,536           6,405
     Deferred income taxes, net                                                         3,253             468
     Changes in assets and liabilities:
            Accounts receivable                                                       (22,499)        (13,380)
            Accounts payable and accrued liabilities                                    9,989           4,571
            Income taxes payable                                                        1,583           2,260
            Other, net                                                                 (2,318)            623
                                                                                    ---------       ---------

     Net cash provided by operating activities                                         22,964          12,703

Cash flows from investing activities:
     Cash used in acquisitions, net of cash acquired                                 (211,631)        (95,016)
     Net cash provided by discontinued operations                                      28,012             819
     Purchases of property and equipment, net                                          (6,183)         (3,785)
                                                                                    ---------       ---------
     Net cash used in investing activities                                           (189,802)        (97,982)

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                                      133,300              --
     Proceeds from issuance of convertible subordinated notes                              --         112,000
     Repayments under credit facility                                                (213,950)       (142,082)
     Borrowings under credit facility                                                 252,950         110,257
     Repayments of seller notes and acquired indebtedness                              (2,390)         (1,500)
     Proceeds from employee stock purchase plan and exercise
              of stock options                                                          2,041           1,493
                                                                                    ---------       ---------
     Net cash provided by financing activities                                        171,951          80,168

     Net increase (decrease) in cash and cash equivalents                               5,113          (5,111)

Cash and cash equivalents at beginning of period                                          642           5,111
                                                                                    ---------       ---------

Cash and cash equivalents at end of period                                          $   5,755       $      --
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

(2)      INTANGIBLE ASSETS

         The Company's businesses were initially acquired from unrelated third parties in exchange for cash and other consideration. The Company allocates the excess of cost over the fair value of net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although the Company believes that goodwill has an unlimited life, the Company amortizes such costs on a straight-line basis over 40 years. Other intangibles consist primarily of covenants not to compete and other and are generally amortized over three to five years. Accumulated amortization of intangible assets amounted to $20,014 and $11,346 at September 27, 1998 and December 28, 1997, respectively.

         The Company evaluates the recoverability of its investment in intangible assets in relation to anticipated future cash flows on an undiscounted basis. Based on this assessment, the Company expects its investment in excess of cost over fair value of net assets and other intangibles to be fully recovered.

(3)      ACQUISITIONS

         During the first nine months of 1998, the Company acquired the following businesses in 13 separate transactions:

     Name of Business                                   Type of Business                       Date Acquired
     ----------------                                   ----------------                       -------------
     Ann Wells Personnel                                Commercial Staffing                    January 1998
     Creative Temporaries                               Commercial Staffing                    January 1998
     Corporate Staffing Consultants                     Commercial Staffing                    January 1998
     Advanced Business Consultants                      Information Technology                 February 1998
     IMA Plus                                           Information Technology                 March 1998
     The Temporary Connection                           Commercial Staffing                    March 1998
     Trilogy Consulting                                 Information Technology                 April 1998
     Sloan Staffing Services                            Commercial Staffing                    May 1998
     Careers                                            Information Technology                 June 1998
     IMS Consulting                                     Information Technology                 June 1998
     Gentry                                             Information Technology                 July 1998
     Paladin Consulting                                 Information Technology                 August 1998
     Keiter Stephens Computer Services                  Information Technology                 September 1998

         The acquired businesses are collectively referred to hereinafter as the "Acquired Companies." The 1997 revenues of the information technology companies and the commercial staffing companies acquired in the first nine months of 1998 aggregated approximately $102,600 and $79,100, respectively.

         The total cash paid for the Acquired Companies aggregated $172,000, including direct acquisition costs but excluding certain contingent earnout payments. In addition, certain sellers of the Acquired Companies received common stock of the Company valued at approximately $21,900. Certain of these acquisitions provide for additional payments, contingent upon attainment of certain earnings targets for various periods during the next four years. Any such contingent payments will be recorded as additional purchase price when paid and will increase the amount of excess cost over fair value of net assets acquired. All acquisitions have been accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the entities acquired, based on preliminary allocations, were recorded at their estimated fair values at the dates of the acquisitions and the results of operations of the Acquired Companies have been included in the Company's consolidated results of operations from the dates of the respective acquisitions. Final allocation of the purchase price may result in adjustments to the amounts previously recorded as excess of cost over fair market value of assets acquired.

         The following table presents the Company's pro forma consolidated results of operations for the nine-month periods indicated, as if the Acquired Companies and the other companies acquired during 1997 had been acquired on December 30, 1996:

                                                                            Nine Months Ended,
                                                                       Sept. 27,          Sept. 28,
                                                                          1998              1997
                                                                       -----------      ------------
     Revenues.....................................................     $  609, 818      $    537,217
     Income from continuing operations............................          22,802            15,746
     Income from continuing operations per
            diluted share ........................................     $      0.72      $       0.59
                                                                       ===========      ============

     Weighted average diluted shares outstanding                            36,284            28,514
                                                                       ===========      ============

(4)      DISCONTINUED OPERATIONS

         On December 26, 1997, the Company completed the sale of its healthcare division for $65,250. Of such amount, $34,600 was paid by delivery of a promissory note which was collected in full in January 1998. The total proceeds of the sale were used to repay outstanding borrowings under the Company's revolving credit facility. The assets, liabilities, results of operations and cash flows of the healthcare division have been segregated and reported as discontinued operations for all periods presented, and previously reported results have been restated. The sale of the healthcare division resulted in a gain of $89.

         During 1997, the Company allocated interest expense to the discontinued operations based on the ratio of net assets of the discontinued operations to the total net assets of the consolidated Company. Interest expense allocated in the three and nine month periods ended September 28, 1997 was $573 and $1,531, respectively. No other corporate overhead expenses have been allocated to the discontinued operations.

(5)      LONG-TERM DEBT

         Long-term debt consisted of the following at September 27, 1998 and December 28, 1997:

                                                                                    Sept. 27,        Dec 28,
                                                                                      1998             1997
                                                                                    ---------       ---------
5-3/4% convertible subordinated notes due July 2004                                 $ 115,000       $ 115,000
$200,000 revolving credit facility due June 2002                                       63,000          24,000
Notes payable to sellers of acquired companies
     and other                                                                         16,644          13,540
                                                                                    ---------       ---------
                                                                                      194,644         152,540
      Less current portion                                                            (10,150)         (7,490)
                                                                                    ---------       ---------
                                                                                    $ 184,494       $ 145,050
                                                                                    =========       =========


(6)      NET INCOME PER SHARE

         In accordance with FAS 128, the following tables reconcile net income and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of the following periods:

                                                        Three Months Ended         Nine Months Ended
                                                      Sept. 27,    Sept. 28,     Sept. 27,   Sept. 28,
                                                        1998         1997          1998         1997
                                                        ----         ----          ----         ----
EARNINGS PER BASIC SHARE:
     Net income                                         $ 9,238      $ 5,766      $21,420      $13,677
     Weighted average shares outstanding                 32,681       24,236       28,528       24,180
                                                        -------      -------      -------      -------
Earnings per basic share                                $  0.28      $  0.24      $  0.75      $  0.57
                                                        =======      =======      =======      =======
EARNINGS PER DILUTED SHARE:
     Net income                                         $ 9,238      $ 5,766      $21,420      $13,677
        Add:  Interest expense on
              Convertible Notes, net of tax               1,064        1,064        3,193        1,158
                                                        -------      -------      -------      -------
     Diluted net income                                  10,302        6,830       24,613       14,835
                                                        -------      -------      -------      -------
     Weighted average shares outstanding                 32,681       24,236       28,528       24,180
     Add:  Dilutive employee stock options                  549          628          704          627
     Add:  Assumed conversion of Convertible Notes        6,456        6,456        6,456        2,343
                                                        -------      -------      -------      -------
     Weighted average diluted shares outstanding         39,686       31,320       35,688       27,150
                                                        -------      -------      -------      -------
Earnings per diluted share                              $  0.26      $  0.22      $  0.69      $  0.55
                                                        =======      =======      =======      =======

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

         The Company is organized into two divisions: the Information Technology Services Division, which provides information technology staffing and consulting services in a range of computer-related disciplines; and the Commercial Staffing Division, which provides a wide variety of temporary office, clerical, light technical and light industrial staffing services. Substantially all of the Company's services are performed on a time and materials basis. At October 30, 1998, the Information Technology Services Division was comprised of 18 companies and the Commercial Staffing Division was comprised of 24 companies.

         The following table sets forth the number of the Company's offices by division at the end of the years indicated and at October 30, 1998:


                                                                                      Fiscal Year End
                                                               Oct. 30,               ---------------
                                                                 1998         1997         1996         1995
                                                               --------       ----         ----         ----
      Information technology services                              44           30            18         --
      Commercial staffing                                         100           82            74         58
                                                                  ---          ---           ---        ---
            Total offices                                         144          112            92         58


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

         In May 1998, the Company successfully completed an offering of 7.0 million shares of common stock. The net proceeds from the offering of approximately $133.3 million were used to repay indebtedness under the Company's revolving credit facility.

         During the first nine months of 1998, the Company completed 13 acquisitions: Ann Wells Personnel in Silicon Valley, California; Creative Temporaries in Charlotte, North Carolina; Corporate Staffing Consultants in Charlotte, North Carolina; Advanced Business Consultants in Kansas City, Missouri; IMA Plus in Jacksonville, Florida; The Temporary Connection in Houston, Texas; Trilogy Consulting in Chicago, Illinois; Sloan Staffing Services in New York, New York; Careers in Denver, Colorado; IMS Consulting in Irvine, California; Gentry in Oakland, California; Paladin Consulting in Dallas, Texas, and Keiter Stephens Computer Services in Richmond, Virginia. Ann Wells Personnel, Creative Temporaries, Corporate Staffing Consultants, The Temporary Connection and Sloan Staffing Services are leading providers of commercial staffing services in their respective markets. Advanced Business Consultants, IMA Plus, Trilogy Consulting, Careers, IMS Consulting, Gentry, Paladin and Keiter Stephens Computer Services are leading providers of information technology services in their respective markets. These 13 companies had combined revenues of approximately $181.7 million in 1997. Had the Company owned all of the 13 acquired companies discussed above and the other companies acquired in 1997 at the beginning of 1997, the Company's pro forma 1997 revenues would have been approximately $727.8 million, and 55% and 45% of such revenues would have come from the Information Technology Services and Commercial Staffing Divisions, respectively.

         Each of the Company's acquisitions has been accounted for using the purchase method of accounting and has been included in the following discussion as applicable since the respective dates of acquisition. The Company allocates the excess of cost over the fair value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. The Company believes that buying market-leading companies and then allowing them to maintain their separate identities and independence preserves the goodwill for an unlimited period. Although the Company believes that goodwill has an unlimited life, the Company amortizes such costs on a straight-line basis over 40 years. Intangible assets represented 75.5% of total assets and 128.2% of total shareholders' equity at September 27, 1998. The Company evaluates the recoverability of its investment in goodwill and other intangibles in relation to anticipated future cash flows on an undiscounted basis. Based on this assessment, the Company expects its investments in intangible assets to be fully recovered.

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

RESULTS OF OPERATIONS

         QUARTER ENDED SEPTEMBER 27, 1998 VERSUS QUARTER ENDED SEPTEMBER 28,
         1997

         Revenues. Total revenues increased 64.2% to $211.8 million in the third quarter of 1998 from $129.0 million in 1997. Information technology services revenue grew 67.6% as the Company continued its aggressive acquisition program and experienced strong internal growth as same store sales grew 20.6% in the third quarter of 1998 over 1997. Commercial staffing revenue grew 59.9% as the result of the contribution of revenues from the commercial staffing companies acquired by the Company in 1997 and 1998 and strong same store sales growth. Commercial Staffing same store sales growth was approximately 13.2% in the third quarter of 1998 over 1997. High internal growth rates were due to the continued strong demand for information technology services, a significant new project in the Commercial Staffing Division and the increasing acceptance by businesses and other organizations of the use of a contingent workforce.

         Direct Costs of Services and Gross Profit. Direct costs, consisting of payroll and related expenses of consultants and temporary workers, increased 60% to $151.6 million in the third quarter of 1998. Gross profit as a percentage of revenue increased 190 basis points to 28.4% from 26.5% during 1997. The increase in gross profit as a percentage of revenue reflected the Company's continued expansion into the higher margin information technology staffing and consulting sectors and the acquisition of several companies that provide high margin permanent placement services. Information technology services revenues represented 57% of total revenues in the third quarter of 1998, up from 56% in 1997. Pay rate increases were generally passed on to the Company's customers through higher bill rates.

         Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization expense, increased 75.9% to $41.4 million in the third quarter of 1998 from $23.5 million in 1997. As a percentage of revenues, selling, general and administrative expenses increased to 17.5% in the third quarter of 1998 from 16.4% in 1997. This increase was caused by investments in management personnel and management systems, the continued business mix shift to IT, and several recent acquisitions of companies that provide information technology and permanent placement services. Both of these lines of business typically carry higher gross margins as well as higher selling, general and administrative expenses as a percentage of sales. In addition, depreciation and amortization expense increased to 2.1% of revenues in the third quarter of 1998 from 1.9% in 1997 due to increased amortization expense resulting from the acquisitions completed by the Company.

         Interest Expense. Interest expense increased to $2.8 million in the third quarter of 1998 from $1.8 million in 1997 as the Company continued to borrow funds to finance its aggressive acquisition strategy. See "Liquidity and Capital Resources."

         Income Tax Expense. The effective tax rate remained constant at 42.3% in the third quarter of 1998 and 1997. The Company's effective tax rate has historically been higher than the U.S. federal statutory rate of 35% primarily due to state income taxes and nondeductible amortization expense.

         Income from Continuing Operations. Income from continuing operations increased 80% to $9.2 million in the third quarter of 1998 (or 4.4% of revenue) from $5.1 million (4.0% of revenue) in 1997 due to the factors discussed above.

         NINE MONTHS ENDED SEPTEMBER 27, 1998 VERSUS NINE MONTHS ENDED SEPTEMBER 28, 1997

         Revenues. Total revenues increased 65.6% to $556.9 million in the first nine months of 1998 from $336.4 million in 1997. Information technology services revenue grew 80.5% as the Company continued its aggressive acquisition program and experienced strong internal growth. Commercial staffing revenue grew 49.7% as the result of the contribution of revenues from the commercial staffing companies acquired by the Company in 1997 and 1998 and strong internal growth. High internal growth rates were due to the continued strong demand for information technology services and the increasing acceptance by businesses and other organizations of the use of a contingent workforce.

         Direct Costs of Services and Gross Profit. Direct costs, consisting of payroll and related expenses of consultants and temporary workers, increased 61.5% to $401.1 million in the first nine months of 1998. Gross profit as a percentage of revenue increased 190 basis points to 28.0 from 26.1% during 1997. The increase in gross profit as a percentage of revenue reflected the Company's continued expansion into the higher margin information technology staffing and consulting sectors and the acquisition of several companies that provide high margin permanent placement services. Information technology services revenues represented 56% of total revenues in the first nine months of 1998, up from 52% in 1997. Pay rate increases were generally passed on to the Company's customers through higher bill rates.

         Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization expense, increased 74.6% to $109.6 million in the first nine months of 1998 from $62.8 million in 1997. As a percentage of revenues, selling, general and administrative expenses increased to 17.6% in the first nine months of 1998 from 16.8% in 1997. This increase was caused by investments in management personnel and management systems, the continued business mix shift to IT, and several recent acquisitions of companies that provide information technology and permanent placement services. Both of these lines of business carry higher gross margins as well as higher selling, general and administrative expenses and a percentage of sales. In addition, depreciation and amortization expense increased to 2.1% of revenues in the first nine months of 1998 from 1.9% in 1997 due to increased amortization expense resulting from the acquisitions completed by the Company.

         Interest Expense. Interest expense increased to $9.1 million in the first nine months of 1998 from $4.8 million in 1997 as the Company continued to borrow funds to finance its aggressive acquisition strategy. See "Liquidity and Capital Resources."

         Income Tax Expense. The effective tax rate remained constant at 42.3% in the first nine months of 1998 and 1997. The Company's effective tax rate has historically been higher than the U.S. federal statutory rate of 35% primarily due to state income taxes and nondeductible amortization expense.

         Income from Continuing Operations. Income from continuing operations increased 82.2% to $21.4 million in the first nine months of 1998 (or 3.8% of revenue) from $11.8 million (3.5% of revenue) in 1997 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of cash are from operations, borrowings under its revolving credit facility and proceeds of public equity and debt offerings. The Company's principal uses of cash are to fund acquisitions, working capital and capital expenditures.

         For the nine months ending September 27, 1998, cash provided by operating activities increased to $23.0 million, up from $12.7 million in 1997, primarily as a result of higher earnings before depreciation and amortization in 1998, offset by increases in receivables reflecting the growth in the volume of business over the prior year. As of September 27, 1998, receivables for the Information Technology Services Division and the Commercial Staffing Division remained outstanding an average of 56 and 46 days, respectively, after billing. In the aggregate, days sales outstanding were 52 and 48 days at September 27, 1998, and December 28, 1997, respectively. Cash used for investing activities increased to $189.8 million in the first nine months of 1998 from $98.0 million in 1997 primarily as a result of cash used of $211.6 million for acquisitions, including contingent earnout payments, in 1998 versus $95.0 million in 1997, offset in 1998 by the cash received in connection with the sale of the healthcare division.

         Cash generated from financing activities increased to $172.0 million in the first nine months of 1998 from $80.2 million in 1997, primarily as a result of the net proceeds of $133.3 million received in connection with the issuance of 7.0 million shares of Common Stock in May 1998. The net proceeds were used to repay indebtedness under the revolving credit facility.

         As of September 27, 1998, the Company was obligated under certain acquisition agreements to repay seller notes during the next two years of $16.0 million in the aggregate and to make contingent earnout payments to former owners of acquired businesses. Earnout payments based on 1998 earnings and beyond are contingent on the future performance of such acquired businesses, and thus the actual amount cannot be determined until such date. The Company estimates, based on certain assumptions as to future performance of such acquired businesses, that aggregate earnout payments may be in the range of $15.0 million to $22.0 million in 1999, $15.0 million to $30.0 million in 2000, and $8.0 million to $15.0 million in 2001. There can be no assurance, however, that the future performance of the acquired businesses will be consistent with the assumptions used in establishing the foregoing estimates, or that the actual amounts of any earnout payments will not differ materially from the estimates set forth herein.

         The Company recently initiated a project to replace the financial and human resource systems for its information technology companies. Installation of these systems is expected to continue through the year 2000. There can be no assurance that there will not be unanticipated costs or delays associated with these installations or that the systems will operate as expected. The Company expects to spend approximately one percent of its annual revenues on management information systems and other capital expenditures not directly related to acquisitions.

         On October 6, 1998, the Company's Board of Directors authorized a share repurchase program covering up to 12.5% (or approximately 4.0 million) of its outstanding shares of common stock. Share repurchases made under this program will be made from time to time in accordance with applicable securities regulations in open market or privately negotiated transactions. The actual number of shares purchased, the timing of purchases and the prices paid will depend on future market conditions. Repurchased shares will be held in PGA's treasury and will be available for resale and for general corporate purposes. As of September 28, 1998, the Company had made no repurchases under this program.

         The Company's revolving credit facility is a five-year $200.0 million revolving line of credit due June 2002. As of October 30, 1998, $64.0 million of borrowings were outstanding under the credit facility and approximately $4.3 million had been used for the issuance of undrawn letters of credit to secure the Company's workers' compensation programs. At October 30, 1998, the amount available for borrowing under the credit facility was approximately $131.7 million.

         The Company believes that cash flow from operations, borrowing capacity under it's revolving credit facility and the proceeds from offerings of debt or equity securities of the Company will be adequate to meet its presently anticipated needs for working capital, capital expenditures, acquisitions and share repurchases. There can be no assurance, however, that other alternative sources of capital will be available in the future or, if available, that any such alternative sources will be available on favorable terms.

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

         Year 2000 Compliance. The Company recently initiated a project to replace the financial and human resource systems for its information technology companies. Management believes that these new systems are year 2000 compliant. The Company also believes that its other key computer systems and related software are substantially year 2000 compliant. The Company expects that costs related to ensuring that existing systems and software are year 2000 compliant will not be material to the financial condition or results of operations of the Company. In addition, the Company is assessing the year 2000 preparedness of its vendors and customers. To date, no significant concerns have been identified. However, there can be no assurance that no year 2000 problems or expenses will arise with the Company's computer systems and software or in the computer systems and software of the Company's vendors and customers. Upon completion of discussions with the Company's vendors and customers, the Company will assess the need for contingency plans in the case of failure of computer systems and software of either the Company or its vendors and customers.

         Due to the Company's dependence upon, and its current uncertainty with, the year 2000 compliance of certain government agencies, third-party suppliers, vendors and customers with whom the Company deals, the Company is unable to determine at this time its most reasonably likely worst case scenario. While costs related to the lack of year 2000 compliance by third parties, business interruptions, litigation and other liabilities related to year 2000 issues could materially and adversely affect the Company's business, results of operations and financial condition, the Company expects its internal year 2000 compliance efforts to reduce significantly the Company's level of uncertainty about the impact of year 2000 issues.

         The Company's Information Technology Services Division performs work for clients to assist them in modifying their computer systems and software to make them year 2000 compliant. Generally, this work is performed under the direction and supervision of the client and the Company seeks to limit the liability contractually. Additionally, the Company maintains errors and omissions insurance to protect against these risks. Although the Company does not believe that it will incur any material liabilities to clients for its work on their year 2000 projects, there can be no assurance that the Company will not incur liabilities or that liabilities, if any, will not be material.

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

PART II - OTHER INFORMATION

ITEM 5 -  OTHER INFORMATION

         The Board of Directors makes nominations for director candidates as permitted by the Company's Bylaws. Section 14 of Article II of the Company's Bylaws prescribes the procedure a shareholder must follow to make nominations for director candidates or propose any other business to be considered at an annual meeting of shareholders. Shareholder nominations for director candidates will be considered at an annual meeting or a special meeting of shareholders and other proposals will be considered at an annual meeting, if the shareholder (who must be, at the time of delivery of notice, a shareholder of record) delivers to the Secretary of the Company a timely notice setting forth the information specified in Section 14 of Article II of the Company's Bylaws. In the case of an annual meeting, such notice shall be considered timely if delivered not earlier than the close of business on the 90th day, not later than the close of business on the 60th day, prior to the first anniversary of the preceding year's annual meeting. If, however, the annual meeting date is more than 30 days before or 60 days after the anniversary date of the preceding year's annual meeting, the notice will be considered timely if delivered not earlier than the close of business on the 90th day prior to such meeting nor later than the close of business on the later of (i) the 60th day prior to such meeting or (ii) the 10th day following the day on which the public announcement of the date of such meeting is first made by the Company. In the case of a director nomination for a special meeting, such notice shall be considered timely if delivered not earlier than the close of business on the 90th day prior to such meeting nor later than the close of business on the later of (i) the 60th day prior to such meeting or
(ii) the 10th day following the day on which public announcement is first made of the special meeting date and the nominees proposed by the Board of Directors. The anniversary date of the Company's 1998 annual meeting of shareholders is May 20, 1999. Any shareholder desiring a copy of the Company's Bylaws will be furnished one without charge upon written request to the Secretary.



ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - The exhibits filed with or incorporated by reference into this Form 10-Q are set forth in the Exhibit Index, which immediately precedes the exhibits to this report.

     (b) Reports on Form 8-K - The Company filed no current reports on Form 8-K during the quarter ended September 27, 1998.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PERSONNEL GROUP OF AMERICA, INC.
                                  (Registrant)


Date: November 12, 1998           By:  /s/ Edward P. Drudge Jr.
                                       ----------------------------------------
                                           Edward P. Drudge Jr.
                                           Chief Executive Officer

Date: November 12, 1998           By:  /s/ James C. Hunt
                                      --------------- -------------------------
                                           James C. Hunt
                                           Senior Vice President
                                           Chief Financial Officer and Treasurer

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