Form 10-K405
period 1999-01-03
PERSONNEL GROUP OF AMERICA INC
filed 1999-04-05
CIK 948850

===============================================================================
-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

                               -----------------
(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 3, 1999
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


        For the transition period from _______________ to _____________

                        Commission file number   001-13956
                                               -------------

                        PERSONNEL GROUP OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)


                          Delaware                                               56-1930691
  ----------------------------------------------------------     --------------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

             6302 Fairview Road, Suite, 201
                Charlotte, North Carolina                                        28210
     ----------------------------------------------------         --------------------------------------
          (Address of principal executive offices)                             (Zip Code)

                                 (704) 442-5100
           ----------------------------------------------------------
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.01 par value
                      -----------------------------------
                                (Title of Class)

                               ------------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
                                                -----    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 25, 1999, computed by reference to the closing sale price on such date, was $206,838,537. (For purposes of calculating this amount only, all directors, executive officers and selected other corporate and division officers are treated as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.) As of the same date, 32,906,966 shares of Common Stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Registrant's Annual Report to Stockholders for the fiscal year ended January 3, 1999 (the "Annual Report") furnished to the Commission pursuant to Rule 14a-3(b) and definitive Proxy Statement pertaining to the 1999 Annual Meeting of Shareholders ("the Proxy Statement") filed with the Commission pursuant to Regulation 14A are incorporated herein by reference into Parts II and IV, and Part III, respectively.

-------------------------------------------------------------------------------
===============================================================================

                                    PART I.

ITEM 1.  BUSINESS

         Personnel Group of America, Inc. (the "Company"), is a leading provider of information technology and commercial staffing services to businesses, professional and governmental organizations. The Company is organized into two Divisions, Information Technology Services (the "IT Division") and Commercial Staffing ("Commercial Staffing"), and operates in strategic markets throughout the United States. The Company's staffing services include temporary staffing, placement of full time employees, on-site management of temporary employees, training and testing of temporary and permanent workers and information technology consulting. At February 17, 1999, the Company operated through a network of 146 Company-operated offices in 25 states and the District of Columbia. Each of the Company's offices does business under established brand names, which have been continuously in use for more than 17 years on average.

         The IT Division offers information technology professionals on a temporary basis and consulting services in a range of computer-related disciplines. Commercial Staffing offers a wide variety of temporary office and clerical, and finance and accounting services, to more than 10,000 organizations nationwide. This division also provides light technical and light industrial services to its customers, but these services typically account for approximately 20% of the division's total revenues. For the year ended January 3, 1999 on a pro forma basis, the IT Division and Commercial Staffing represented approximately 61% and 39%, respectively, of the Company's total revenues.

         The Company reviews acquisition opportunities in the ordinary course of business and completed the acquisition of 15 companies in 1998. Ten of the companies acquired in 1998 are in the information technology services business and five are in the commercial staffing business. These companies had combined pro forma revenues of $259.5 million in 1998.

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

INFORMATION TECHNOLOGY SERVICES DIVISION

         The IT Division provides information technology professionals on a temporary basis and consulting services through 46 offices in 22 states and the District of Columbia at February 17, 1999. The IT Division had approximately 4,600 consultants on assignment at February 17, 1999, of which approximately 2,000 (or 43%) were salaried employees. Of the balance (57% of the total), approximately 1,900 consultants were hourly employees and 700 were independent contractors.

         The IT Division was created in 1996 following the acquisition by the Company of five companies in the information technology services business. The IT Division provides skilled personnel, such as programmers, systems designers, software engineers, LAN administrators, systems integrators, helpdesk staff and other technology specialists, to a wide variety of clients, typically on an as-needed time and materials basis. The IT Division's staffing services include providing individuals or teams of computer professionals to corporations and other organizations that need assistance with project management, analysis, systems design, programming, maintenance, testing and special technologies for short-term and long-term information technology projects. A number of the division's operating companies also provide Year 2000 staffing services, although these services are typically provided to clients with whom the Company has other, larger relationships and comprise only a small portion of the IT Division's revenues. The division's service offerings encompass a wide variety of tasks, ranging from management of all aspects of a project or the implementation of turnkey systems to the fulfillment of temporary staffing needs for technology projects.

         Selected offices in the IT Division also provide complementary or stand-alone consulting services in the information technology area, typically on a time and materials basis. For example, certain offices work with clients, chief executive officers and other executives interested in alternatives to outsourcing their internal information technology organization, as well as implementing complex systems integration solutions, and offer a range of consulting services, including systems development projects and client/server networks that span mainframe, mid-range and desktop systems. These services are provided at the client's site or at off-site development centers. The Company intends to continue expanding the consulting services component of the IT Division service offerings as part of its strategy to offer a full range of IT services to its clients.

Operations

         The IT Division markets its services to regional and local accounts on a decentralized basis. The following table sets forth information at February 17, 1999 on the brand names, markets, numbers of offices, dates formed and dates acquired of the IT Division companies:


                                                                         NUMBER OF       DATE        DATE
           NAME                     MARKETS                               OFFICES       FORMED     ACQUIRED
           ----                     -------                              ---------      ------     --------

Advanced Business Consultants       Kansas City, KS                          1           1986      Feb. 1998

BAL Associates                      Silicon Valley, CA                       2           1989      Dec. 1997
                                    Orlando, FL

BEST Consulting                     Seattle,  WA                            11           1990      Sept. 1996
                                    Portland, OR
                                    Salem, OR
                                    Salt Lake City, UT
                                    Boise, ID
                                    Sacramento, CA
                                    Phoenix, AZ
                                    Minneapolis, MN
                                    Las Vegas and Reno, NV
                                    Denver, CO

Broughton Systems                   Richmond, VA                             2           1980      July 1996
                                    Research Triangle Park, NC

Careers                             Denver, CO                               2           1969      July 1996
                                    Houston, TX

Command Technologies                Denver, CO                               1           1978      July 1996


Computer Resources Group            San Francisco,                           4           1972      June 1996
                                    Sacramento and Santa Clara, CA
                                    Salt Lake City, UT

DRACS/SSC                           Atlanta, GA                              2           1989     Sept. 1997
                                    Birmingham, AL

Energetix                           Chicago, IL                              1           1988      Feb. 1997

Gentry                              Oakland, CA                              1           1974      July 1998

IMA Plus                            Jacksonville, FL                         1           1987      Mar. 1998

IMS Consulting                      Irvine, CA                               1           1980      June 1998

InfoTech Contract Services          Waltham, MA                              2           1993      Nov. 1998
                                    Atlanta, GA

Keiter Stephens Computer
   Services                         Richmond, VA                             1           1994     Sept. 1998

Lipson Conroy Services              Silicon Valley, CA                       1           1992      Apr. 1997

Lloyd-Ritter Consulting             Silicon Valley, CA                       1           1980      Apr. 1997

Paladin Consulting                  Dallas, TX                               1           1984      Aug. 1998

RealTime Consulting                 Dallas,  TX                              2           1991      Nov. 1998
                                    Kansas City, KS

Trilogy Consulting                  Chicago, IL                              5           1982      Apr. 1998
                                    Kalamazoo, MI
                                    Princeton, NJ
                                    Silicon Valley, CA
                                    Research Triangle Park, NC

Vital Computer Services             New York, NY                             4           1970      June 1997
                                    Livingston, NJ
                                    Washington, DC
                                    Miami, FL

         Sales and Marketing

         The IT Division has developed a sales and marketing strategy that focuses on both regional and local accounts, and is implemented in a decentralized manner through its various branch locations. At the regional level, the IT Division has attained preferred vendor status under multiple local brand names at a number of large clients. These accounts are typically targeted by a local IT Division company with a presence in a specific market, and then are sold on the basis of the strength of the IT Division's geographic presence in multiple markets.

         Local accounts are targeted and sold by account managers at the branch offices, permitting the IT Division to capitalize on the brand names of the companies in the IT Division and the local expertise and established relationships of its branch office employees. Such accounts are solicited through personal sales presentations, telephone marketing, direct mail solicitation, referrals from clients and other companies in the IT Division and Commercial Staffing and advertising in a variety of local and national media. These advertisements appear in the Yellow Pages, newspapers and trade publications. Local employees are also encouraged to be active in civic organizations and industry trade groups to facilitate the development of new customer relationships.

         The information technology services business is affected by the timing of holidays and seasonal vacation patterns, generally resulting in lower IT revenues and lower operating margins in the fourth quarter of each year.

COMMERCIAL STAFFING DIVISION

         At February 17, 1999, the Commercial Staffing Division operated through 100 offices in 14 states and the District of Columbia. Commercial Staffing provides temporary personnel who perform general office and administrative services, word processing and desktop publishing, office automation, records management, production/assembly/distribution, telemarketing, finance, accounting and other staffing services. Certain of Commercial Staffing's offices also provide full-time placement and payrolling services. Payrolling services entail employment by Commercial Staffing of individuals recruited by a customer on a fee basis.

         Operations

         Commercial Staffing markets its staffing services to local and regional clients through its network of offices across the United States. The following table sets forth information at February 17, 1999, on the names, markets, numbers of offices and dates founded of the Commercial Staffing companies:


                                                                                      NUMBER OF          DATE
          NAME                         MARKETS                                        OFFICES(1)       FOUNDED
          ----                         -------                                        ----------       -------

Abar Staffing                          San Francisco Bay Area, CA                         4             1954

Allegheny Personnel                    Pittsburgh, PA                                     4             1972

Ann Wells Personnel (2)                Silicon Valley, CA                                 1             1980

Creative Corporate Staffing (2)        Charlotte, NC                                     10             1972

Denver Temporaries                     Denver, CO                                         2             1978

FirstWord Staffing Services            Dallas, TX                                         7             1978

Jeffrey Staffing Group                 Boston, MA                                        10             1971

Judith Fox Staffing Companies          Richmond and Charlottesville, VA
                                       New York, NY                                       3             1978

Profile Temporaries                    Loop Area of Chicago, IL                           1             1979

Sloan Staffing Services (2)            New York, NY                                       1             1962

Staffinders Personnel                  Houston, TX                                        4             1983

Temp Connection                        New York and Long Island, NY                       3             1982

The Temporary Connection (2)           Houston, Dallas, Austin, TX                        6

TempWorld                              Atlanta, GA                                       14             1980
                                       Birmingham, AL
                                       Washington, DC

Thomas Staffing                        Los Angeles/Orange County, CA                     20             1969
                                       Riverside/San Bernardino, CA
                                       San Diego, CA

West Personnel Service                 North and West Suburban Chicago, IL                7             1954

Word Processing Professionals          New York, NY                                       1             1982

Word Processors Personnel Services     Atlanta, GA                                        2             1978

---------------

(1)      Does not include vendor-on-premises locations at customer sites.
(2) Ann Wells Personnel and Creative Corporate Staffing (the combination of Creative Temporaries and Corporate Staffing) were acquired by the Company in January 1998; The Temporary Connection was acquired in March 1998; and Sloan Staffing Services was acquired in May 1998.

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

         To meet the growing demand in the staffing services business for on-site management capability, Commercial Staffing offers SourcePLUS, its customized on-site temporary personnel management system. SourcePLUS places an experienced staffing service manager at the client facility to provide complete staffing support, customized to meet client-specific needs. This program facilitates client use of temporary personnel and allows the client to outsource a portion of its personnel responsibility to Commercial Staffing's on-site representative, who gathers and records requests for temporary jobs from client department heads and then fulfills client requirements. These Commercial Staffing representatives can also access Commercial Staffing's systems through on-site personal computers.

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

         In order to maintain a consistent quality standard for all its temporary employees, Commercial Staffing uses a comprehensive automated system to screen and evaluate potential temporary personnel, make proper assignments and review a temporary employee's performance. Commercial Staffing uses the QuestPLUS System to integrate the results of their skills testing with personal attributes and work history and automatically matches available candidates with customer requirements. Commercial Staffing also provides uniform training to all of its employees in sales, customer service and leadership skills.

         Sales and Marketing

         Commercial Staffing has implemented a business development program to target potential customers with temporary staffing needs and to maintain and expand existing customer relationships. The marketing efforts of Commercial Staffing are decentralized and capitalize on long-standing business relationships with the clients of the Commercial Staffing's companies and their established brand names, which have been in use for more than 20 years on average. Commercial Staffing obtains new clients primarily through personal sales presentations and referrals from other clients of the Commercial Staffing and IT Divisions and supports its sales efforts with telemarketing, direct mail solicitation and advertising in a variety of local and national media, including the Yellow Pages, newspapers, magazines and trade publications.

         Commercial Staffing devotes the majority of its selling efforts to the local and regional operations of a wide variety of businesses (including a number of Fortune 500 companies) and to other potential customers that it has identified as consistent users of temporary staffing services. Local and regional accounts are characterized by shorter sales cycles and higher gross margins. Commercial Staffing generally does not seek lower margin national account agreements, but does provide services to a wide variety of customers with national and international businesses. Bids for large user accounts and the provision of services to clients with multiple location requirements are coordinated at the Company's headquarters.

         The commercial staffing business is subject to the seasonal impact of summer and holiday employment trends. Typically, the second half of each calendar year is more heavily affected, as companies tend to increase their use of temporary personnel during this period. While the commercial staffing industry is cyclical, the Company believes that the broad geographic coverage of its operations and the diversity of the services it provides (including its emphasis on high-end white collar clerical workers) may partially mitigate the adverse effects of economic cycles in a single industry or geographic region.

RECRUITING AND RETENTION OF TEMPORARY EMPLOYEES

         The Company recruits its temporary employees and IT Division consultants through a decentralized recruiting program that primarily utilizes local and national advertisements and the Internet. In addition, the Company has succeeded in recruiting qualified employees through referrals from its existing labor force. To encourage further referrals, certain of the companies in the IT Division and Commercial Staffing pay referral fees to employees responsible for attracting new recruits. The Company interviews, tests, checks references and evaluates the skills of applicants for temporary employment, utilizing systems and procedures developed and enhanced over the years. Commercial Staffing employs temporary associates on an as needed basis dependent upon client demand. These temporary employees are paid only for time they actually work.

         In the IT Division, the demand for technology consultants exceeded supply in 1998. In an effort to attract a broad spectrum of qualified employees, the Company offers a wide variety of employment options and training programs. The Company emphasizes the utilization of salaried full-time status for its consultants with the payment of annual salaries irrespective of assignment. In addition, the IT Division operates a number of formal and informal training programs to provide its consultants with access to and training in new software applications and a diverse mix of mainframe, client/server and personal computer technologies. The Company believes that these training initiatives have improved consultant recruitment and retention, increased the technical skills of the IT Division's personnel and resulted in better service for the IT Division's clients.

         The Company provides competitive compensation packages and comprehensive benefits for all of its temporary associates and IT Division consultants. Most of the temporary associates and IT Division consultants are eligible for the Company's 401(k) matching plans and employee stock purchase plan.

ORGANIZATIONAL STRUCTURE

         The Company operates through a network of decentralized Company-operated offices. Each Company-operated office reports to a manager who is responsible for day-to-day operations and the profitability of the office. Depending on, among other things, the number of Company-operated offices in a region, branch managers may report to operating company presidents, regional managers, division vice presidents or division presidents. Branch and regional managers are given a high level of autonomy in making decisions about the operation of their principal region. The compensation of branch and regional managers includes bonuses primarily based on the incremental year-to-year increase in the profitability of their operations and is designed to motivate them to maximize the growth and profitability of their offices.

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

         The Company utilizes branch paybill systems for Commercial Staffing. The paybill processing system provides payroll processing and customer invoicing. Installation of this system began in the second quarter of 1996 and has been completed in all of the Division companies that were part of the Company in September 1995, when the Company went public. Installation of this system in the acquired companies will continue through 1999.

         In the IT Division, the Company entered into an agreement with a software company for a new branch operating system for the information technology companies. Installation of this new system began in the first quarter of 1997 and has been completed in over 50% of the Division's existing offices. The Company expects that its other existing companies will install this system during 1999.

         The Company has also entered into an agreement with a software company to install financial and human resources systems for its information technology companies. Installation of these systems in the existing companies began in the second quarter of 1998 and is expected to continue through the year 2000.

COMPETITION

         The United States staffing services market is highly competitive and highly fragmented, with more than 15,000 offices competing in the industry, and has limited barriers to entry. However, the commercial staffing and information technology services industries have been undergoing significant consolidation. A number of publicly owned companies specializing in professional staffing services in the United States have greater marketing, financial and other resources than the Company.

         In the temporary staffing industry, competition generally is limited to firms with offices located within a customer's particular local market. In most major markets, commercial staffing competitors generally include many of the publicly traded companies and, in addition, numerous regional and local full-service and specialized temporary service agencies, some of which may operate only in a single market. Competitors for information technology services include local IT staffing firms, large, multi-service staffing firms and large accounting firms.

         Since many clients contract for their staffing services locally, competition varies from market to market. In most areas, no single company has a dominant share of the market. Many client companies use more than one staffing services company, and it is common for large clients to use several staffing services companies at the same time. However, in recent years there has been a significant increase in the number of large customers consolidating their temporary staffing purchases with a single supplier or with a smaller number of preferred vendors. The trend to consolidate temporary staffing purchases has in some cases made it more difficult for the Company to gain business from potential customers who have already contracted to fill their staffing needs with competitors of the Company. In other cases, the Company has been able to increase the volume of business with certain customers who choose to purchase staffing primarily from the Company.

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

REGULATION

         Temporary employment service firms are generally subject to one or more of the following types of government regulation: (i) regulation of the employer/employee relationship between a firm and its temporary employees; (ii) registration, licensing, record keeping and reporting requirements; and (iii) substantive limitations on its operations. Staffing services firms are the legal employers of their temporary workers (other than independent contractors). Therefore, such firms are governed by laws regulating the employer/employee relationship, such as tax withholding or reporting, social security or retirement, anti-discrimination and workers' compensation.

TRADEMARKS

         The Company maintains a number of trademarks, tradenames, service marks and other intellectual property rights, and licenses certain other proprietary rights in connection with its businesses. The Company is not currently aware of any infringing uses or other conditions that would materially and adversely affect its use of its proprietary rights.

EMPLOYEES

         At February 17, 1999, the Company had approximately 1,500 permanent administrative employees. Additionally, approximately 3,900 of the information technology consultants in the IT Division were full-time salaried or hourly employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relationships with its employees are good.

ITEM 2.  PROPERTIES

         Generally, the Company's offices are leased under leases of relatively moderate duration (typically three to five years, with options to extend) containing customary terms and conditions. The IT Division and Commercial Staffing offices are typically in high quality office or industrial buildings, and occasionally in retail buildings, and the Company's headquarters facilities and regional offices are in similar facilities.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time the Company is involved in certain disputes and litigation relating to claims arising out of its operations in the ordinary course of business. Further, the Company periodically is subject to government audits and inspections. In the opinion of the Company's management, matters presently pending will not, individually or in the aggregate, have a material adverse effect on the Company's results of operations or financial condition.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is included in the Company's Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk Disclosures," which information is set forth in Exhibit 13.1 to this Form 10-K and is hereby incorporated herein by reference.

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

         The Report also stated that the Company's Board of Directors, upon the recommendation of the Audit Committee, engaged PricewaterhouseCoopers LLP as of March 17, 1997 as the Company's independent public accountants for its fiscal year ending December 28, 1997.


                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information contained in the Proxy Statement in the first paragraph under the caption "Election of Directors--Nominees," and under the caption "Election of Directors--Officers and Directors," is incorporated herein by reference in response to this Item 10.

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

         a.       Documents filed as part of this Report

                  (1) The following financial statements of the Company and the Report of Independent Public Accountants are contained in Item 8 above:

                           CONSOLIDATED FINANCIAL STATEMENTS:

                                    Report of Independent Public Accountants

                                    Consolidated Balance Sheets as of January
                                       3, 1999 and December 28, 1997

                                    Consolidated Statements of Income for the
                                       years ended January 3, 1999, December
                                       28, 1997 and December 29, 1996

                                    Consolidated Statements of Shareholders'
                                       Equity for the years ended January 3,
                                       1999, December 28, 1997 and December 29,
                                       1996

                                    Consolidated Statements of Cash Flows for
                                       the years ended January 3, 1999,
                                       December 28, 1997 and December 29, 1996

                                    Notes to Consolidated Financial Statements

                  (2) No financial statement schedules are filed as part of this Report. All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the notes to the financial statements referred to above.

                  (3)      Exhibits:

                           The Exhibits to this Report on Form 10-K are listed in the accompanying Exhibit Index.

         b.       Reports on Form 8-K

         The Company filed no Current Reports on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 5, 1999.

                                   PERSONNEL GROUP of AMERICA, INC.

                                   By:     /s/ Edward P. Drudge, Jr.
                                           ------------------------------------
                                           Edward P. Drudge, Jr.
                                           Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on April 5, 1999.


       Signature
       ----------

/s/ Edward P. Drudge, Jr.                            Chairman, Chief Executive Officer and Director
------------------------------------
Edward P. Drudge, Jr.

/s/ James C. Hunt                                    Senior Vice President, Chief Financial Officer and
------------------------------------                 Director
James C. Hunt

/s/ Ken R. Bramlett, Jr.                             Senior Vice President, General Counsel and Director
------------------------------------
Ken R. Bramlett, Jr.

                                                     Director
------------------------------------
Kevin P. Egan

/s/ J. Roger King                                    Director
------------------------------------
J. Roger King

/s/ James V. Napier                                  Director
------------------------------------
James V. Napier

/s/ William J. Simione, Jr.                          Director
------------------------------------
William J. Simione, Jr.

                                 EXHIBIT INDEX


                                                                        FILED HEREWITH (*)
                                                                       NON-APPLICABLE (NA)
                                                                        OR INCORPORATED BY
                                                                          REFERENCE FROM
                                                                                                COMPANY REG.
                                                                             PREVIOUS               NO.
    EXHIBIT                                                                   EXHIBIT               OR
    NUMBER                              DESCRIPTION                           NUMBER              REPORT
    -------                             -----------                    -------------------      -----------
      3.1                Restated Certificate of Incorporation of              3.1              333-31863
                         the Company, as amended
      3.2                Amended and Restated Bylaws of the Company            3.2              33-95228
      4.0                Specimen Stock Certificate                            4.0              33-95228
      4.1                Rights Agreement between the Company and               1               0-27792
                         First Union National Bank (as successor
                         trustee)
      4.2                Indenture between the Company and First               4.2              333-31863
                         Union National Bank, as Trustee
      4.3                Form of Note Certificate for 5-3/4%                   4.3              333-31863
                         Convertible Subordinates Notes
     10.1+               1995 Equity Participation Plan, as amended           10.1              333-31863
     10.2+               Amended and Restated Management Incentive             *
                         Compensation Plan
     10.3+               Employee Stock Purchase Plan                         10.3              333-31863
     10.4#+              Director and Officer Indemnification                 10.3              10-K for year
                         Agreement of James V. Napier                                           ended 12/31/95
     10.5+               Employment Agreement between the Company             10.9              10-Q for quarter
                         and Edward P. Drudge, Jr.                                              ended 9/30/95
     10.6+               Amendment No. 1 to Employment Agreement              10.6              10-K for year ended
                         between the Company and Edward P. Drudge,                              12/28/97
                         Jr.
     10.7+               Employment Agreement between the Company             10.10             10-K for year ended
                         and James C. Hunt                                                      12/29/96
     10.8+               Employment Agreement between the Company             10.13             10-K for year ended
                         and Ken R. Bramlett, Jr.                                               12/29/96
     10.9+               Employment Agreement between the Company              *
                         and Michael H. Barker


                                                                        FILED HEREWITH (*)
                                                                       NON-APPLICABLE (NA)
                                                                        OR INCORPORATED BY
                                                                          REFERENCE FROM
                                                                                                COMPANY REG.
                                                                             PREVIOUS               NO.
    EXHIBIT                                                                   EXHIBIT               OR
    NUMBER                              DESCRIPTION                           NUMBER              REPORT
    -------                             -----------                    -------------------      -----------
     10.10+              Employment Agreement between the Company              *
                         and William T. McCarthy
     10.11+              Employment Agreement between the Company              *
                         and Donald E. Kierson
     10.12               Indemnification Agreement between the                10.14             10-Q for quarter
                         Company and Adia Delaware                                              ended 9/30/95

     10.13               Tax-Sharing Agreement between the                    10.15             10-Q for quarter
                         Company, Adia Delaware and Adia California                             ended 9/30/95
     10.14               Amended and Restated Non-Qualified                   10.16             10-K for year ended
                         Profit-Sharing Plan                                                    12/29/96
     10.15+              Director's Non-Qualified Deferred Fee Plan           10.12             10-K for year ended
                                                                                                12/28/97
     10.16               Amended and Restated Credit Agreement                10.15             333-31863
                         among the Company and its subsidiaries,
                         the Lenders party thereto and
                         NationsBank, N.A., as agent
     10.17               Amendment No. 1 to Amended and Restated              10.14             10-Q for quarter
                         Credit Agreement among the Company and                                 ended 3/29/98
                         its Subsidiaries, The Lenders party
                         thereto and NationsBank, N.A., as Agent
     10.18               Asset Purchase Agreement between the                  2                8-K dated 9/30/96
                         Company and Business Enterprise Systems
                         and Technology, Inc.  (BEST Consulting)
     10.18               Stock Purchase Agreement for the sale of              1                8-K dated 12/26/97
                         Nursefinders between PFI Corp.,
                         Nursefinders, Inc., and Nursefinder
                         Acquisition Corp.
     10.20               Registration Rights Agreement between the            10.17             333-31863
                         Company and the Initial Purchasers


                                                                        FILED HEREWITH (*)
                                                                       NON-APPLICABLE (NA)
                                                                        OR INCORPORATED BY
                                                                          REFERENCE FROM
                                                                                                COMPANY REG.
                                                                             PREVIOUS               NO.
    EXHIBIT                                                                   EXHIBIT               OR
    NUMBER                              DESCRIPTION                           NUMBER              REPORT
    -------                             -----------                    -------------------      -----------
     12.1                Statement regarding computation of ratio              *
                         of earnings to fixed charges
     13.1                Those portions of the Annual Report                   *
                         incorporated by reference in Parts II,
                         Items 5, 6, 7, 7A and 8 and Part IV, Item
                         14(a)(1) of this report
     16.1                Letter from Arthur Andersen LLP                      16                8-K dated 3/17/97
     21.1                Subsidiaries of the Company                           *
     23.1                Consent of Arthur Andersen LLP                        *
     23.2                Consent of PricewaterhouseCoopers LLP                 *
     23.3                Report of Arthur Andersen LLP                         *
     27.1                Financial Data Schedule (For SEC use only)            *


# This Exhibit is substantially identical to Director and Officer
Indemnification Agreements (i) of the same date between the Company and the following individuals: Edward P. Drudge, Jr., Kevin P. Egan, J. Roger King, and William Simione, Jr.; and (ii) dated April 17, 1998 between the Company and each of James C. Hunt and Ken R. Bramlett, Jr.

+ Management Contract or Compensatory plan required to be filed under Item 14(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.