Form 10-Q
period 1999-04-04
PERSONNEL GROUP OF AMERICA INC
filed 1999-05-19
CIK 948850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended April 4, 1999

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

                         [X] Yes         [ ] No

As of May 10, 1999, there were 26,130,900 shares of outstanding common stock, par value $.01 per share.

                        PERSONNEL GROUP OF AMERICA, INC.
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                            Page

Item 1.    Financial Statements (unaudited)
                Unaudited Consolidated Statements of Income...............    3
                Unaudited Consolidated Balance Sheets.....................    4
                Unaudited Consolidated Statements of Cash Flows...........    5
                Notes to Unaudited Consolidated Financial Statements......    6

Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............   10


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K...............................   16

Signatures................................................................   17

Exhibit Index ............................................................   18

                        PERSONNEL GROUP OF AMERICA, INC.
                   Unaudited Consolidated Statements of Income
             For the periods ended April 4, 1999 and March 29, 1998
                      (In thousands, except per share data)

                                                  Three months ended
                                              April 4,          March 29,
                                                1999              1998
                                              --------          --------

Revenues                                      $229,638          $154,837

Direct costs of services                       165,602           113,849
                                              --------          --------
     Gross profit                               64,036            40,988

Selling, general and administrative             42,935            26,302
Depreciation and amortization                    5,070             3,079
                                              --------          --------

Operating income                                16,031            11,607
Interest expense                                 3,733             2,487
                                              --------          --------

Income before income taxes                      12,298             9,120
Provision for income taxes                       5,165             3,858
                                              --------          --------

Net income                                    $  7,133          $  5,262
                                              ========          ========

Net income per basic share                    $   0.22          $   0.21

Net income per diluted share                  $   0.21          $   0.20


        The accompanying notes are an integral part of these statements.

                        PERSONNEL GROUP OF AMERICA, INC.
                      Unaudited Consolidated Balance Sheets
                        April 4, 1999 and January 3, 1999
                      (In thousands, except per share data)

                                                                        April 4,             Jan. 3,
                                                                          1999                1999
                                                                        ---------           ---------
ASSETS
Current assets:
     Cash and cash equivalents                                          $     994                 962
     Accounts receivable, net                                             132,514             129,761
     Prepaid expenses and other current assets                              8,326               6,967
     Deferred income taxes                                                  4,991               5,149
     Notes receivable from sale of discontinued operations                    885                 885
                                                                        ---------           ---------
         Total current assets                                           $ 147,710             143,724

Property and equipment, net                                                22,350              20,290
Intangible assets, net                                                    540,415             539,977
Other assets                                                                4,674               4,899
                                                                        ---------           ---------
         Total assets                                                   $ 715,149           $ 708,890
                                                                        =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                  $   7,917           $   9,150
     Accounts payable                                                       4,983               5,310
     Accrued wages, benefits and other                                     50,408              42,604
     Income taxes payable                                                   4,005               2,509
                                                                        ---------           ---------
         Total current liabilities                                         67,313              59,573

Long-term debt                                                            250,145             226,256
Other long-term liabilities                                                23,186              28,431
                                                                        ---------           ---------
         Total liabilities                                                340,644             314,260

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value; shares authorized 5,000;
        no shares issued and outstanding                                     --                  --
     Common stock, $.01 par value; shares authorized 95,000;
        33,197 and 32,929 shares issued at April 4, 1999 and
        January 3, 1999, respectively                                         332                 329
     Additional paid-in capital                                           331,778             329,383
     Retained earnings                                                     72,216              65,083
     Deferred compensation                                                   (139)               (165)
                                                                        ---------           ---------
                                                                          404,187             394,630
     Less common stock held in treasury at cost -
        4,224 shares at April 4, 1999                                     (29,682)               --
                                                                        ---------           ---------
        Total shareholders' equity                                        374,505             394,630
                                                                        ---------           ---------
        Total liabilities and shareholders' equity                      $ 715,149           $ 708,890
                                                                        =========           =========


      The accompanying notes are an integral part of these balance sheets.

                        PERSONNEL GROUP OF AMERICA, INC.
                 Unaudited Consolidated Statements of Cash Flows
             For the periods ended April 4, 1999 and March 29, 1998
                                 (In thousands)

                                                                                 Three months ended
                                                                            April 4,            March 29,
                                                                               1999                1998
                                                                            ---------           ---------
Cash flows from operating activities:
     Net income                                                             $   7,133           $   5,262
     Adjustments to reconcile net income from continuing
          operations to net cash provided by operating activities:
          Depreciation and amortization                                         5,070               3,079
          Deferred income taxes, net                                            1,133                 881
          Changes in assets and liabilities:
               Accounts receivable                                             (2,753)             (9,598)
               Accounts payable and accrued liabilities                         4,348               4,153
               Income taxes payable                                             1,496                 880
               Other, net                                                      (1,134)                (99)
                                                                            ---------           ---------
     Net cash provided by operating activities                                 15,293               4,558

Cash flows from investing activities:
     Cash used in acquisitions, net of cash acquired                          (10,095)            (90,449)
     Net cash provided by discontinued operations                                --                27,221
     Purchases of property and equipment, net                                  (3,321)             (1,241)
                                                                            ---------           ---------
     Net cash used in investing activities                                    (13,416)            (64,469)

Cash flows from financing activities:
     Repayments under credit facility                                         (10,500)            (46,000)
     Borrowings under credit facility                                          34,500             107,200
     Repurchases of common stock                                              (26,469)               --
     Repayments of seller notes and acquired indebtedness                      (1,344)             (1,000)
     Proceeds from employee stock purchase plan and exercise
          of stock options                                                      1,968                 431
                                                                            ---------           ---------

     Net cash provided (used) by financing activities                          (1,845)             60,631

     Net increase in cash and cash equivalents                                     32                 720

Cash and cash equivalents at beginning of period                                  962                 642
                                                                            ---------           ---------
Cash and cash equivalents at end of period                                  $     994           $   1,362
                                                                            =========           =========


        The accompanying notes are an integral part of these statements.

                        PERSONNEL GROUP OF AMERICA, INC.
              Notes to Unaudited Consolidated Financial Statements
                      (In thousands, except per share data)

(1)      General

         The unaudited consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended January 3, 1999. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

(2)      Intangible Assets

         Intangible assets primarily consist of goodwill associated with the acquired businesses. The Company allocates the excess of cost over the fair value of net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although the Company believes that goodwill has an unlimited life, the Company amortizes such costs on a straight-line basis over 40 years. Other intangibles consist primarily of covenants not to compete and are amortized over the term of the Agreement, generally three to five years. Accumulated amortization of intangible assets amounted to $27,140 and $23,332 at April 4, 1999 and January 3, 1999, respectively.

         The Company periodically evaluates the recoverability of its investment in intangible assets in relation to anticipated future cash flows on an undiscounted basis. Based on this assessment, the Company expects its investment in excess of cost over fair value of net assets and other intangibles to be fully recovered.

(3)      Acquisitions

         During 1998, the Company acquired the following businesses:

   Name of Business                    Type of Business          Date Acquired
   ----------------                    ----------------          -------------
   Ann Wells Personnel                 Commercial Staffing       January 1998
   Creative Temporaries                Commercial Staffing       January 1998
   Corporate Staffing                  Commercial Staffing       January 1998
   Advanced Business Consultants       Information Technology    February 1998
   IMA Plus                            Information Technology    March 1998
   The Temporary Connection            Commercial Staffing       March 1998
   Trilogy Consulting                  Information Technology    April 1998
   Sloan Staffing Services             Commercial Staffing       May 1998
   Careers                             Information Technology    June 1998
   IMS Consulting                      Information Technology    June 1998
   Gentry                              Information Technology    July 1998
   PALADIN Consulting                  Information Technology    August 1998
   Keiter  Stephens Computer Services  Information Technology    September 1998
   InfoTech Contract Services          Information Technology    November 1998
   RealTime Consulting                 Information Technology    November 1998

These acquired businesses are collectively referred to hereinafter as the "Acquired Companies." The Acquired Companies had combined annual revenues of approximately $259,500 in 1998.

         The aggregate purchase price for the Acquired Companies was $220,000, including direct acquisition costs but excluding certain contingent earnout payments. Certain of these acquisitions require additional payments, contingent upon attainment of certain earnings targets for various periods during the next four years. Any such contingent payments will be recorded as additional purchase price when paid and will increase the amount of excess cost over fair value of net assets acquired. All of these acquisitions have been accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the entities acquired, based on preliminary allocations, were recorded at their estimated fair values at the dates of acquisition and the results of operations of the Acquired Companies have been included in the Company's consolidated results of operations from the dates of each acquisition. Final allocation of the purchase price may result in adjustments to the amounts previously recorded as excess of cost over fair market value of assets acquired.

         The following table presents the Company's pro forma consolidated results of operations for the three-month periods ended April 4, 1999 and March 29, 1998, as if the Acquired Companies had each been acquired on December 29, 1997:

                                                               April 4,          March 29,
                                                                 1999              1999
                                                               --------          --------
          Revenues                                             $229,638          $203,483
          Net income                                              7,133             6,302
          Net income per diluted share                         $   0.21          $   0.22
                                                               ========          ========
          Weighted average diluted shares outstanding            38,995            32,890
                                                               ========          ========


(4)      Long-term Debt

         Long-term debt consisted of the following at April 4, 1999 and January 3, 1999:

                                                                     April 4,           March 29,
                                                                       1999                1999
                                                                    ---------           ---------
          5-3/4% Convertible Subordinated Notes due
          July 2004                                                 $ 115,000           $ 115,000
          $200,000 revolving credit facility due June 2002            134,000             110,000
          Notes payable to sellers of acquired companies
          and other                                                     9,062              10,406
                                                                    ---------           ---------
                                                                      258,062             235,406
                    Less current portion                               (7,917)             (9,150)
                                                                    $ 250,145           $ 226,256
                                                                    =========           =========

(5)      Net Income Per Share

         In accordance with FAS 128, the following tables reconcile net income and weighted average diluted shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of the quarters ended April 4, 1999 and March 29, 1998:

                                                                         April 4,        March 29,
                                                                           1999             1998
                                                                         -------          -------
Net income per basic share:
     Net income                                                          $ 7,133          $ 5,262
                                                                         =======          =======

Weighted average shares outstanding                                       32,310           24,762
Net income per basic share                                               $  0.22          $  0.21
                                                                         =======          =======
Net income per diluted share:
     Net income                                                          $ 7,133          $ 5,262
        Add:  Interest expense on Convertible Notes, net of tax            1,064            1,064
                                                                         -------          -------
     Diluted net income                                                    8,197            6,326
     Weighted average shares outstanding                                  32,310           24,762
     Add:  Dilutive employee stock options                                   229              776
     Add:  Assumed conversion of Convertible Notes                         6,456            6,456
                                                                         -------          -------
     Weighted average diluted shares outstanding                          38,995           31,994
Net income per diluted share                                             $  0.21          $  0.20
                                                                         =======          =======

(6)      Segment Information

         The Company has two reportable segments, the Information Technology Services Division ("Information Technology") and the Commercial Staffing Division ("Commercial Staffing"). The Information Technology Division provides technical staffing, training and information technology consulting services. Commercial Staffing provides temporary staffing services, placement of full-time employees and on-site management of temporary employees. The Company evaluates segment performance based on income from operations before corporate expenses, amortization of intangible assets, interest and income taxes.

         The table below presents operating results by reported segments for the quarters ended April 4, 1999 and March 29, 1998:

                                           April 4,          March 29,
                                             1999              1998
                                           --------          --------
Revenues
    Information technology                 $146,600          $ 85,428
    Commercial staffing                      83,038            69,409
                                           --------          --------
       Total revenues                       229,638           154,837
                                           --------          --------

Operating income
    Information technology                   15,410             9,279
    Commercial staffing                       6,960             6,329
                                           --------          --------
       Total operating income                22,370            15,608

Corporate expenses                            2,531             1,725
Amortization of intangible assets             3,808             2,276
Interest expense                              3,733             2,487
                                           --------          --------
Income before income taxes                 $ 12,298          $  9,120
                                           ========          ========

         The Company does not report total assets by segment. The following table sets forth identifiable assets by segment at April 4, 1999 and March 29, 1998:

                                               April 4,          March 29,
                                                 1999              1998
                                               --------          --------
Accounts receivable, net
    Information Technology                     $ 90,593          $ 57,039
    Commercial Staffing                          41,571            37,794
    Corporate                                       350               236
                                               --------          --------
       Total accounts receivable, net          $132,514          $ 95,069
                                               ========          ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and related notes appearing elsewhere in this report. The Company's fiscal year ends on the Sunday nearest to December 31.

         The Company is organized into two divisions: the Information Technology Services Division (the "IT Division") and the Commercial Staffing Division ("Commercial Staffing"). The IT Division provides technical staffing, training and information technology consulting services. Commercial Staffing provides temporary staffing services, placement of full-time employees and on-site management of temporary employees. At April 4, 1999, the IT Division was comprised of 20 companies and Commercial Staffing was comprised of 24 companies.

         The following table sets forth the number of the Company's offices by division at the end of the years indicated and at May 10, 1999:

                                May 10,              Fiscal Year End
                                 1999         1998         1997         1996
                                ------       ------       ------       ------
      IT Division                   49           47           30           18
      Commercial Staffing          100          100           82           74
                                ------       ------       ------       ------
            Total offices          149          147          112           92
                                ======       ======       ======       ======

         In 1998, the Company acquired 10 information technology services companies and five commercial staffing companies. The combined revenues of these 15 companies were approximately $259.5 million in 1998. Had the Company owned each of these acquired companies at the beginning of fiscal 1998, the Company's pro forma 1998 revenues would have been approximately $889.0 million and 61% and 39% of such revenues would have come from the IT Division and Commercial Staffing, respectively.

         Also in May 1998, the Company completed a public offering of 7.0 million shares of common stock. The net proceeds of approximately $133.3 million from this offering were used to repay indebtedness under the Company's $200.0 million revolving credit facility (the "Credit Facility").

         In June and July 1997, the Company completed a private placement of $115.0 million of 5-3/4% Convertible Subordinated Notes (the "Notes"). The net proceeds of the Notes were approximately $111.8 million and were used to repay indebtedness under the Credit Facility and to retire a separate $10.0 million line of credit.

         In June 1996, the Company issued 8.1 million shares of its common stock in its second underwritten public offering (the "Secondary Offering"), which raised approximately $95.6 million of net proceeds for the Company. The net proceeds of the Secondary Offering were used to repay outstanding borrowings under the Credit Facility and to fund several acquisitions.

         Each of the Company's acquisitions has been accounted for using the purchase method of accounting, and has been included in the following discussions as applicable since the respective dates of acquisition. The Company allocates the excess of cost of the fair value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. The Company believes that buying market leading companies and then allowing them to maintain their separate identities and independence preserves the excess of cost over the fair value of net assets acquired for an unlimited period. Although the Company believes that goodwill has an unlimited life, the Company amortizes such costs on a straight-line basis over 40 years. Intangible assets represented 75.6% of total assets and 144.7% of total shareholders' equity at April 4, 1999. The Company periodically evaluates the recoverability of its investment in excess of cost over fair value of net assets acquired and other intangibles in relation to anticipated future cash flows on an undiscounted basis. Based on this assessment, the Company expects its investment in intangible assets to be fully recovered.

         In the future, the Company's revenues and expenses may be significantly affected by the number and timing of the opening or acquisition of additional offices or businesses. The timing of such expansion activities also can affect period-to-period comparisons of the Company's results of operations.

         The information technology services business is affected by the timing of holidays and seasonal vacation patterns, generally resulting in lower IT revenues and lower operating margins in the fourth quarter of each year. The commercial staffing business is subject to the seasonal impact of summer and holiday employment trends. Typically, the second six months of each calendar year is more heavily affected as companies tend to increase their use of temporary personnel during this period. The Company believes that the broad geographic coverage of its operations, its emphasis on high-end clerical staffing and its rapid expansion into the less cyclical information technology staffing and consulting sectors may partially mitigate the adverse effects of economic cycles in a single industry or geographic region.

RESULTS OF OPERATIONS

         Quarter Ended April 4, 1999 Versus Quarter Ended March 29, 1998

         Revenues. Total revenues increased 48.3% to $229.6 million in the first quarter of 1999 from $154.8 million in 1998. IT Division revenues grew 71.6% in the first quarter as the result of a 19% increase in IT Division same store sales and the addition of revenues from the 10 IT Division acquisitions completed in 1998. Commercial Staffing revenues grew 19.6% to $83.0 million in the first quarter primarily due to the contribution of revenues from the commercial staffing companies acquired by the Company in 1998. Commercial Staffing same store growth in the first quarter was approximately 3%. Management currently expects internal growth for 1999 of 15% to 17% in the IT Division and, excluding the impact of certain non-recurring revenues in the second half of 1998 associated with a large vendor-on-premises client, for Commercial Staffing to continue at its current growth rate, down in each case from 1998 internal growth rates.

         Direct Costs of Service and Gross Profit. Direct costs, consisting of payroll and related expenses of consultants and temporary workers, increased 45.5% to $165.6 million in the first quarter of 1999. Gross margin as a percentage of revenues increased 140 basis points to 27.9% from 26.5% during 1998. This increase reflected the Company's continued expansion into the higher margin information technology staffing and consulting sectors and the acquisition of several companies in 1998 that offer higher margin permanent placement services. IT Division revenues grew to 64% of total revenues in the first quarter of 1999, up from 55.2% in 1998. Although pay rate increases during the first quarter were generally passed on to the Company's customers through higher bill rates, there can be no assurance that the Company will be able to pass on pay rates increases to its customers in the future.

         Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization expense, increased 63.4% to $48.0 million in the first quarter of 1999 from $29.4 million in 1998. As a percentage of revenues, selling, general and administrative expenses increased to 18.7% in the first quarter, up 170 basis points from last year. This increase was caused by investments in management personnel and information systems, the continued business mix shift into IT services, and several recent acquisitions of companies that provide IT and permanent placement services (both of which typically carry higher gross margins, as well as higher operating expenses, than Commercial Staffing). In addition, depreciation and amortization expense increased to 2.2% of revenues in the first quarter of 1999 from 2.0% last year primarily as the result of the 1998 acquisitions completed by the Company.

         Interest Expense. Interest expense increased to $3.7 million in the first quarter of 1999 from $2.5 million in 1998 primarily as the result of borrowings during the last three quarters of 1998 to finance acquisitions and borrowings in the first quarter of 1999 to finance the Company's share repurchase program. See "Liquidity and Capital Resources."

         Income Tax Expense. The effective tax rate decreased slightly to 42.0% in the first quarter of 1999 from 42.3% in 1998. This decrease was due to a reduction in nondeductible amortization expense relative to pretax income for the period. The Company's effective tax rate has historically been higher than the U.S. federal statutory rate of 35.0% primarily due to state income taxes and nondeductible amortization expense.

         Net Income. Net Income increased 35.6% to $7.1 million in the first quarter of 1999 from $5.3 million in 1998 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of cash are from operations, borrowings under the Credit Facility and proceeds of equity and debt offerings. The Company's principal uses of cash are to fund working capital, capital expenditures, acquisitions and share repurchases under the Company's share buyback program.

      For the quarter ended April 4, 1999, cash provided by operating activities increased to $15.2 million, primarily as a result of higher earnings before depreciation and amortization in the quarter, offset by increases in receivables reflecting the growth in the volume of business over the prior year. As of April 4, 1999, receivables for the IT Division and Commercial Staffing remained outstanding an average of 56 and 45 days, respectively, after billing. In the aggregate, days sales outstanding were 52 and 51 days at April 4, 1999 and March 29, 1998, respectively. Cash used for investing activities decreased to $13.3 million in the quarter from $64.5 million in 1998 primarily as a result of the Company not completing any acquisitions during the first quarter of 1999.

         As of April 4, 1999, the Company was obligated under certain acquisition agreements to repay seller notes during the next two years of $8.4 million in the aggregate and to make contingent earnout payments to former owners of acquired businesses. Earnout payments based on earnings for periods ending after January 3, 1999 and beyond are contingent on the future performance of such acquired businesses, and thus the actual amount cannot be determined until such date. The Company estimates, based on certain assumptions as to the future performance of such acquired businesses, that aggregate earnout payments may be in the range of $15.0 million to $23.0 million in 1999, $15.0 million to $30.0 million in 2000, and $8.0 million to $15.0 million in 2001. There can be no assurance, however, that the future performance of the acquired businesses will be consistent with the assumptions used in establishing the foregoing estimates, or that the actual amounts of any earnout payments will not differ materially from the estimates set forth herein.

      The Company expects to spend approximately one percent of its annual revenues in 1999 on management information systems and other capital expenditures not directly related to acquisitions. The Company recently initiated a project to replace the financial and human resource systems for its information technology companies. Installation of these systems is expected to continue through the year 2000. There can be no assurance that there will not be unanticipated costs or delays associated with these installations or that the systems will operate as expected.

      On October 6, 1998, the Company's Board of Directors authorized a share repurchase program, which was subsequently expanded, covering up to $52.0 million of its outstanding shares of common stock in the aggregate (including shares previously purchased under the program). Share repurchases made under this program are made from time to time in accordance with applicable securities regulations in open market or privately negotiated transactions. As of May 10, 1999, the Company had purchased approximately 7.1 million shares of common stock in the aggregate for a total cost of approximately $52.0 million, substantially completing the buyback program approved by the Board. The purchases were made on the open market and were financed with borrowings under the Credit Facility. The repurchased shares will be held in the Company's treasury and will be available for resale and for general corporate purposes.

      The Credit Facility is a five-year $200.0 million revolving line of credit due June 2002. As of May 10, 1999, $156.0 million of borrowings were outstanding under the Credit Facility and approximately $5.5 million had been used for the issuance of undrawn letters of credit to secure the Company's workers' compensation programs. An additional $2.5 million will be borrowed under the Credit Facility to pay for shares acquired as of May 10, 1999. In the first quarter of 1999, the weighted average interest rate under the Credit Facility was 6.2%.

         The Company believes that cash flow from operations, borrowing capacity under the existing or expanded Credit Facility and the proceeds from future offerings of debt or equity securities of the Company will be adequate to meet its presently anticipated needs for working capital, capital expenditures, acquisitions and share repurchases. There can be no assurance, however, that other alternative sources will be available on favorable terms.

         Year 2000 Compliance. In 1998, the Company initiated a project to replace the financial and human resource systems for its information technology companies. In addition, the Company expects to complete the installation of branch payroll and billing systems at its existing commercial staffing companies during 1999. Management believes that these new systems are year 2000 compliant based on representations from the software vendors. The Company also believes that its other key computer systems and related software, including systems used at corporate headquarters are substantially year 2000 compliant. An assessment to determine what modifications are necessary to other systems is underway. The Company expects to complete this assessment and make the necessary modifications by the end of the third quarter of 1999. As of April 4, 1999, approximately $.5 million has been expensed related to the assessment and remediation of year 2000 issues. The Company estimates the total expense to be between $1.0 million and $1.2 million. In addition, the Company is assessing the year 2000 preparedness of its vendors and customers. To date, no significant concerns have been identified. However, there can be no assurance that no year 2000 problems or expenses will arise with the Company's computer systems and software or in the computer systems and software of the Company's vendors and customers. Upon completion of discussions with the Company's vendors and customers, the Company will assess the need for contingency plans in the case of failure of computer systems and software of either the Company or its vendors and customers.

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

         The Company's IT Division performs work for clients to assist them in modifying their computer systems and software to make them year 2000 compliant, although this type of work does not represent a significant portion of the Division's services. Generally, this work is performed under the direction and supervision of the client and the Company seeks to limit the liability contractually. Additionally, the Company maintains errors and omissions insurance to protect against these risks. Although the Company does not believe that it will incur any material liabilities to clients for its work on their year 2000 projects, there can be no assurance that the Company will not incur liabilities or that such liabilities, if any, will not be material.

      Forward-Looking Information

      This report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain various "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management's belief and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect" and similar expressions may identify forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or financial condition may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's actual results, performance or financial condition are fluctuations in the economy, the degree and nature of competition, demand for the Company's services, including the impact of changes in utilization rates and unexpected changes in demand attributable to the Year 2000 phenomenon, changes in laws and regulations affecting the Company's business, the Company's ability to complete acquisitions and integrate the operations of acquired businesses, to recruit and place temporary professions, to expand into new markets, and to maintain profit margins in the face of pricing pressures and wage inflation and other matters discussed in this report and the Company's other filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 6. - Exhibits and Reports on Form 8-K

     (a) Exhibits - The exhibits filed with or incorporated by reference into this Form 10-Q are set forth in the Exhibit Index, which immediately precedes the exhibits to this report.

     (b) Reports on Form 8-K -The Company filed no current reports on Form 8-K during the quarter ended April 4, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PERSONNEL GROUP OF AMERICA, INC.
                                   (Registrant)


Date: May 18, 1999                 By:    /s/ Edward P. Drudge Jr.
                                       -----------------------------------------
                                       Edward P. Drudge Jr.
                                       Chief Executive Officer

Date: May 18, 1999                 By:   /s/ James C. Hunt
                                       -----------------------------------------
                                       James C. Hunt
                                       Senior Vice President,
                                       Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

                                                                    Filed Herewith(*),or
                                                                       Incorporated by
                                                                   Reference from Previous
                                                                           Exhibit
    Exhibit                                                                                      Company Reg. No.
     Number                        Description                             Number                   or Report
    -------                        -----------                             ------                ----------------
      3.1         Restated Certificate of Incorporation of the               3.1                    333-31863
                  Company, as amended

      3.2         Amended and Restated Bylaws of the Company                 3.2                     33-95228

      4.0         Specimen Stock Certificate                                 4.0                     33-95228

      4.1         Rights Agreement between the Company and                    1                       0-27792
                  First Union National Bank (as successor
                  trustee)

      4.2         Indenture between the Company and First Union              4.2                    333-31863
                  National Bank, as Trustee

      4.3         Form of Note Certificate for 5-3/4%                        4.3                    333-31863
                  Convertible Subordinated Notes

     10.1+        1995 Equity Participation Plan, as amended                10.1                    333-31863

     10.2+        Amended and Restated Management Incentive                 10.2                  10-K for year
                  Compensation Plan                                                           ended January 3, 1999

     10.3+        Employee Stock Purchase Plan                              10.3                    333-31863

     10.4#+       Director and Officer Indemnification                      10.3                  10-K for year
                  Agreement of James V. Napier                                                    ended 12/31/95

     10.5+        Employment Agreement between the Company and              10.9                 10-Q for quarter
                  Edward P. Drudge, Jr.                                                           ended 9/30/95

     10.6+        Amendment No. 1 to Employment Agreement                   10.6               10-K for year ended
                  between the Company and Edward P. Drudge,  Jr.                                     12/28/97

     10.7+        Employment Agreement between the Company and              10.10                 10-K for year
                  James C. Hunt                                                                   ended 12/29/96

     10.8+        Employment Agreement between the Company and              10.13                 10-K for year
                  Ken R. Bramlett, Jr.                                                            ended 12/29/96

     10.9+        Employment Agreement between the Company and              10.9               10-K for year ended
                  Michael H. Barker                                                                   1/3/99

     10.10+       Employment Agreement between the Company and              10.10              10-K for year ended
                  William T. McCarthy                                                                 1/3/99

     10.11+       Employment Agreement between the Company and              10.11              10-K for year ended
                  Donald Kierson                                                                      1/3/99

     10.12        Indemnification Agreement between the Company             10.14                10-Q for quarter
                  and Adia Delaware                                                               ended 9/30/95

     10.13        Tax-Sharing Agreement between the Company,                10.15                10-Q for quarter
                  Adia Delaware and Adia California                                               ended 9/30/95

     10.14        Amended and Restated Non-Qualified                        10.16                 10-K for year
                  Profit-Sharing Plan                                                             ended 12/29/96

     10.15+       Director's Non-Qualified Deferred Fee Plan                10.12              10-K for year ended
                                                                                                     12/28/97

     10.16        Amended and Restated Credit Agreement between             10.15                   333-31863
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

     10.18        Asset Purchase Agreement between the Company                2                 8-K dated 9/30/96
                  and Business Enterprise Systems and
                  Technology, Inc. (BEST Consulting)

     10.19        Stock Purchase Agreement for the sale of                    1                 8-K dated 12/26/97
                  Nursefinders between PFI Corp., Nursefinders,
                  Inc., and Nursefinder Acquisition Corp.

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

+        Management contract or compensation plan required to be filed under
         Item 14(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.