Form 10-Q
period 1999-07-04
PERSONNEL GROUP OF AMERICA INC
filed 1999-08-18
CIK 948850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended July 4, 1999

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

                  [X] Yes                            [ ] No

As of August 10, 1999, there were 26,262,208 shares of outstanding common stock, par value $.01 per share.

                        PERSONNEL GROUP OF AMERICA, INC.
                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION
                                                                            Page

Item 1.    Financial Statements (unaudited)
                Unaudited Consolidated Statements of Income................   3
                Unaudited Consolidated Balance Sheets......................   4
                Unaudited Consolidated Statements of Cash Flows............   5
                Notes to Unaudited Consolidated Financial Statements.......   6

Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations..............  10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......  16



PART II - OTHER INFORMATION


Item 4.   Submission of Matters to Vote of Security Holders................  17

Item 6.   Exhibits and Reports on Form 8-K.................................  17

Signatures.................................................................  18

Exhibit Index .............................................................  19

                        PERSONNEL GROUP OF AMERICA, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE PERIODS ENDED JULY 4, 1999 AND JUNE 28, 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                               ------------------------        ------------------------
                                                JULY 4,        JUNE 28,         JULY 4,        JUNE 28,
                                                 1999            1998            1999            1998
                                               --------        --------        --------        --------

REVENUES                                       $234,826        $190,291        $464,465        $345,128

DIRECT COSTS OF SERVICE                         167,043         135,679         332,647         249,528
                                               --------        --------        --------        --------
       Gross profit                              67,783          54,612         131,818          95,600

OPERATING EXPENSES
    Selling, general and administrative          43,947          34,685          86,881          60,987
    Depreciation and amortization                 5,303           4,106          10,373           7,185
                                               --------        --------        --------        --------
          Total operating expenses               49,250          38,791          97,254          68,172

OPERATING INCOME                                 18,533          15,821          34,564          27,428
INTEREST EXPENSE                                  4,393           3,826           8,126           6,313
                                               --------        --------        --------        --------
INCOME BEFORE INCOME TAXES                       14,140          11,995          26,438          21,115
PROVISION FOR INCOME TAXES                        5,939           5,075          11,104           8,933
                                               --------        --------        --------        --------

NET INCOME                                     $  8,201        $  6,920        $ 15,334        $ 12,182
                                               ========        ========        ========        ========

NET INCOME PER BASIC SHARE                     $   0.31        $   0.25        $   0.52        $   0.46

NET INCOME PER DILUTED SHARE                   $   0.28        $   0.23        $   0.49        $   0.42



        The accompanying notes are an integral part of these statements.

                        PERSONNEL GROUP OF AMERICA, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                        JULY 4, 1999 AND JANUARY 3, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           JULY 4,               JAN. 3,
ASSETS                                                                      1999                  1999
                                                                          ---------             ---------
Current assets:
     Cash and cash equivalents                                            $     216             $     962
     Accounts receivable, net                                               136,132               129,761
     Prepaid expenses and other current assets                                8,221                 6,967
     Deferred income taxes                                                    5,453                 5,149
     Notes receivable from sale of discontinued operations                      885                   885
                                                                          ---------             ---------
         Total current assets                                               150,907               143,724

Property and equipment, net                                                  23,174                20,290
Intangible assets, net                                                      539,110               539,977
Other assets                                                                  4,574                 4,899
                                                                          ---------             ---------
         Total assets                                                     $ 717,765             $ 708,890
                                                                          =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                    $   7,017             $   9,150
     Accounts payable                                                         6,654                 5,310
     Accrued wages, benefits and other                                       46,644                42,604
     Income taxes payable                                                     6,035                 2,509
                                                                          ---------             ---------
         Total current liabilities                                           66,350                59,573

Long-term debt                                                              270,017               226,256
Other long-term liabilities                                                  20,156                28,431
                                                                          ---------             ---------
         Total liabilities                                                  356,523               314,260

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value; shares authorized 5,000;
        no shares issued and outstanding                                       --                    --
     Common stock, $.01 par value; shares authorized 95,000;
        33,065 and 32,929 shares issued at July 4, 1999 and
        January 3, 1999, respectively                                           331                   329
     Additional paid-in capital                                             330,625               329,383
     Retained earnings                                                       80,417                65,083
     Deferred compensation                                                     (113)                 (165)
                                                                          ---------             ---------
                                                                            411,260               394,630
       Less common stock held in treasury at cost -
           6,804 shares at July 4, 1999                                     (50,018)                 --
                                                                          ---------             ---------
              Total shareholders' equity                                    361,242               394,630
                                                                          ---------             ---------
              Total liabilities and shareholders' equity                  $ 717,765             $ 708,890
                                                                          =========             =========

      The accompanying notes are an integral part of these balance sheets.

                        PERSONNEL GROUP OF AMERICA, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE PERIODS ENDED JULY 4, 1999 AND JUNE 28, 1998
                                 (IN THOUSANDS)

                                                                                   SIX MONTHS ENDED
                                                                           -------------------------------
                                                                            JULY 4,               JUNE 28,
                                                                             1999                   1998
                                                                           ---------             ---------
Cash flows from operating activities:
     Net income                                                            $  15,334             $  12,182
     Adjustments to reconcile net income from continuing
       operations to net cash provided by operating activities:
          Depreciation and amortization                                       10,373                 7,185
          Deferred income taxes, net                                          (1,158)                  595
          Changes in assets and liabilities:
               Accounts receivable                                            (6,371)              (14,848)
               Accounts payable and accrued liabilities                        5,999                 8,868
               Income taxes payable                                            3,526                   942
               Other, net                                                     (1,079)               (1,073)
                                                                           ---------             ---------
     Net cash provided by operating activities                                26,624                13,851

Cash flows from investing activities:
     Cash used in acquisitions, net of cash acquired                         (14,196)             (186,625)
     Net cash provided by discontinued operations                               --                   8,041
     Purchases of property and equipment, net                                 (5,601)               (3,118)
                                                                           ---------             ---------
     Net cash used in investing activities                                   (19,797)             (161,702)

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                                --                 133,300
     Repayments under credit facility                                        (25,000)             (198,450)
     Borrowings under credit facility                                         69,000               212,950
     Repurchases of common stock                                             (51,944)                 --
     Repayments of seller notes and acquired indebtedness                     (2,372)               (1,900)
     Proceeds from employee stock purchase plan and exercise
          of stock options                                                     2,743                 1,309
                                                                           ---------             ---------
     Net cash provided (used) by financing activities                         (7,573)              147,209

     Net decrease in cash and cash equivalents                                  (746)                 (642)

Cash and cash equivalents at beginning of period                                 962                   642
                                                                           ---------             ---------
Cash and cash equivalents at end of period                                 $     216             $    --
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

(2)      INTANGIBLE ASSETS

         Intangible assets primarily consist of goodwill associated with acquired businesses. The Company allocates the excess of cost over the fair value of net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although the Company believes that goodwill has an unlimited life, the Company amortizes such costs on a straight-line basis over 40 years. Other intangibles consist primarily of covenants not to compete and are amortized over the terms of the covenants, generally three to five years. Accumulated amortization of intangible assets amounted to $30,988 and $23,332 at July 4, 1999 and January 3, 1999, respectively.

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

These acquired businesses are collectively referred to hereinafter as the "Acquired Companies." The Acquired Companies had combined annual revenues of approximately $259,500 in 1998. The aggregate purchase price for the Acquired Companies was $220,000, including direct acquisition costs but excluding contingent earnout payments. Certain of these acquisitions are subject to additional payments, contingent upon attainment of certain earnings targets for various periods during the next three years. Any such contingent payments will be recorded as additional purchase price when determined and will increase the amount of excess cost over fair value of net assets acquired. All of these acquisitions have been accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the entities acquired, based on preliminary allocations, were recorded at their estimated fair values at the dates of acquisition and the results of operations of the Acquired Companies have been included in the Company's consolidated results of operations from the dates of each acquisition. Final allocation of the purchase price may result in adjustments to the amounts previously recorded as excess of cost over fair market value of assets acquired.

         The following table presents the Company's pro forma consolidated results of operations for the six-months ended June 28, 1998, as if the Acquired Companies had each been acquired on December 29, 1997:

                                                              June 28,
                                                               1998
                                                             --------
          Revenues                                           $420,656
          Net income                                           14,037
          Net income per diluted share                       $   0.47
                                                             --------
          Weighted average diluted shares outstanding          34,519
                                                             ========

(4)      LONG-TERM DEBT

         Long-term debt consisted of the following at July 4, 1999 and January 3, 1999:

                                                                  July 4,           Jan. 3,
                                                                   1999              1999
                                                                 ---------         ---------
          5-3/4% Convertible Subordinated Notes due
             July 2004                                           $ 115,000         $ 115,000
         $200,000 revolving credit facility due June 2002          154,000           110,000
         Notes payable to sellers of acquired companies
              and other                                              8,034            10,406
                                                                 ---------         ---------
                                                                   277,034           235,406
         Less current portion                                       (7,017)           (9,150)
                                                                 ---------         ---------
                                                                 $ 270,017         $ 226,256
                                                                 =========         =========

(5)      NET INCOME PER SHARE

         In accordance with FAS 128, the following tables reconcile net income and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of the following periods:

                                                        Three Months Ended         Six Months Ended
                                                       --------------------      --------------------
                                                       July 4,      June 28,     July 4,      June 28,
                                                         1999         1998         1999         1998
                                                       -------      -------      -------      -------
NET INCOME PER BASIC SHARE:
    Net income                                         $ 8,201      $ 6,920      $15,334      $12,182
    Weighted average shares outstanding                 26,433       28,140       29,349       26,451
                                                       -------      -------      -------      -------
         Net income per basic share                    $  0.31      $  0.25      $  0.52      $  0.46
                                                       =======      =======      =======      =======
NET INCOME PER DILUTED SHARE:
    Net income                                         $ 8,201      $ 6,920      $15,334      $12,182
    Add:  Interest expense on
         Convertible Notes, net of tax                   1,064        1,064        2,128        2,128
                                                       -------      -------      -------      -------
    Diluted net income                                   9,265        7,984       17,462       14,310
                                                       -------      -------      -------      -------
    Weighted average shares outstanding                 26,433       28,140       29,349       26,451
    Add:  Dilutive employee stock options                  111          787          160          782
    Add:  Assumed conversion of Convertible Notes        6,456        6,456        6,456        6,456
                                                       -------      -------      -------      -------
    Weighted average diluted shares outstanding         33,000       35,383       35,965       33,689
                                                       -------      -------      -------      -------
         Net income per diluted share                  $  0.28      $  0.23      $  0.49      $  0.42
                                                       =======      =======      =======      =======

         Stock options to purchase approximately 2.6 million shares of common stock at a weighted average exercise price of $13.92 per share were outstanding during the three months and six months ended July 4, 1999, but were excluded from the computation of net income per dilutive share because their effect was antidilutive.


(6)      SEGMENT INFORMATION

         The Company has two reportable segments, the Information Technology Services Division ("Information Technology") and the Commercial Staffing Division ("Commercial Staffing"). Information Technology provides technical staffing, training and information technology consulting services. Commercial Staffing provides temporary staffing services, placement of full-time employees and on-site management of temporary employees. The Company evaluates segment performance based on income from operations before corporate expenses, amortization of intangible assets, interest and income taxes.

         The table below presents operating results by reported segments for each of the following periods:

                                             Three Months Ended           Six Months Ended
                                           ----------------------      ----------------------
                                           July 4,       June 28,      July 4,        June 28,
                                             1999          1998          1999          1998
                                           --------      --------      --------      --------
Revenues
    Information Technology                 $152,635      $107,366      $299,235      $192,794
    Commercial Staffing                      82,191        82,925       165,229       152,334
                                           --------      --------      --------      --------
       Total revenues                       234,826       190,291       464,464       345,128
                                           --------      --------      --------      --------

Operating income
    Information Technology                   18,485        12,288        33,895        21,330
    Commercial Staffing                       7,605         8,667        14,565        14,991
                                           --------      --------      --------      --------
       Total segment operating income        26,090        20,955        48,460        36,321

Corporate expenses                            3,710         2,014         6,241         3,497
Amortization of intangible assets             3,847         3,120         7,655         5,396
Interest expense                              4,393         3,826         8,126         6,313
                                           --------      --------      --------      --------
Income before income taxes                 $ 14,140      $ 11,995      $ 26,438      $ 21,115
                                           ========      ========      ========      ========


         The Company does not report total assets by segment. The following table sets forth identifiable assets by segment at July 4, 1999 and January 3, 1999:

                                          July 4,         Jan. 3,
                                           1999            1999
                                         --------        --------
Accounts receivable, net
   Information Technology                $ 94,036        $ 84,999
   Commercial Staffing                     41,478          44,226
   Corporate                                  618             536
                                         --------        --------
      Total accounts receivable, net     $136,132        $129,761
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

         The Company is organized into two divisions: the Information Technology Services Division ("Information Technology") and the Commercial Staffing Division ("Commercial Staffing"). Information Technology provides technical staffing, training and information technology consulting services. Commercial Staffing provides temporary staffing services, placement of full-time employees and on-site management of temporary employees. At July 4, 1999, Information Technology was comprised of 20 companies and Commercial Staffing was comprised of 24 companies.

         The following table sets forth the number of the Company's offices by division at the end of the years indicated and at August 10, 1999:

                                                     Years End
                              Aug. 10,     ------------------------------
                                1999        1998        1997        1996
                               ------      ------      ------      ------
      IT Division                  48          47          30          18
      Commercial Staffing         101         100          82          74
                               ------      ------      ------      ------
            Total offices         149         147         112          92
                               ======      ======      ======      ======


         In 1998, the Company acquired 10 information technology services companies and five commercial staffing companies. The combined revenues of these 15 companies were approximately $259.5 million in 1998. Had the Company owned each of these acquired companies at the beginning of fiscal 1998, the Company's pro forma 1998 revenues would have been approximately $889.0 million and 61% and 39% of such revenues would have come from the Information Technology Division and Commercial Staffing, respectively.

         Also in May 1998, the Company completed a public offering of 7.0 million shares of common stock. The net proceeds of approximately $133.3 million from this offering were used to repay indebtedness under the Company's $200.0 million revolving credit facility (the "Credit Facility").

         Each of the Company's acquisitions has been accounted for using the purchase method of accounting, and has been included in the following discussion as applicable since its respective date of acquisition. The Company allocates the excess of cost of the fair value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. The Company believes that buying market leading companies and then generally allowing them to maintain their identities and independence preserves the excess of cost over the fair value of net assets acquired for an unlimited period. Although the Company believes that goodwill has an unlimited life, the Company amortizes such costs on a straight-line basis over 40 years. Intangible assets represented 75.1% of total assets and 149.2% of total shareholders' equity at July 4, 1999. The Company periodically evaluates the recoverability of its investment in excess of cost over fair value of net assets acquired and other intangibles in relation to anticipated future cash flows on an undiscounted basis. Based on this assessment, the Company expects its investment in intangible assets to be fully recovered.

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

RESULTS OF OPERATIONS


         QUARTER ENDED JULY 4, 1999 VERSUS QUARTER ENDED JUNE 28, 1998

         Revenues. Total revenues increased 23.4% to $234.8 million in the second quarter of 1999 from $190.3 million in 1998. Information Technology revenues grew 42.2% in the second quarter as the result of a 15% increase in Information Technology pro forma revenues and the addition of revenues from the eight Information Technology Division acquisitions completed after March 30, 1998. Commercial Staffing revenues of $82.2 million in the second quarter were slightly under reported revenues in the same period of 1998. Commercial Staffing pro forma revenues in the second quarter also declined slightly from the year ago quarter as the Company continued to eliminate targeted Commercial Staffing accounts that failed to meet minimum profitability objectives. Management currently expects internal growth for the balance of 1999 of 11% to 13% in Information Technology. Excluding the impact of certain non-recurring revenues in the second half of 1998 associated with a large vendor-on-premises client and the elimination of certain low margin accounts, management currently believes Commercial Staffing internal growth during the second half of 1999 will be in the low-to-mid single digits. In each division, these expected internal growth rates are down from 1998 internal growth rates. There can be no assurance that these expected internal growth rates will be achieved. See "Forward-Looking Information" for a discussion of certain risks and uncertainties. Lower than expected internal growth rates could have an adverse effect on the Company's financial condition and results of operations, and that effect could be material.

         Direct Costs of Service and Gross Profit. Direct costs, consisting of payroll and related expenses of consultants and temporary workers, increased 23.1% to $167.0 million in the second quarter of 1999. Gross margin as a percentage of revenues increased 20 basis points to 28.9% for the second quarter of 1999 from 28.7% during 1998. This increase reflected the Company's continued business mix shift into the higher margin information technology staffing and consulting sectors and growth in higher margin permanent placement services. Information Technology revenues grew to 65% of total revenues in the second quarter of 1999, up from 56% in 1998. Although pay rate increases during the second quarter were generally passed on to the Company's customers through higher bill rates, there can be no assurance that the Company will be able to pass on pay rate increases to its customers in the future.

         Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization expense, increased 27% to $49.3 million in the second quarter of 1999 from $38.8 million in 1998. As a percentage of revenues, selling, general and administrative expenses increased to 18.7% in the second quarter, up 50 basis points from last year. This increase was caused by investments in management personnel and information systems, the continued business mix shift into IT services, and several recent acquisitions of companies that provide IT and permanent placement services (both of which typically carry higher gross margins, as well as higher operating expenses, than Commercial Staffing). In addition, depreciation and amortization expense increased to 2.3% of revenues in the second quarter of 1999 from 2.2% last year primarily as the result of the 1998 acquisitions completed by the Company.

         Interest Expense. Interest expense increased to $4.4 million in the second quarter of 1999 from $3.8 million in 1998 primarily as the result of borrowings during the last half of 1998 to finance acquisitions and borrowings in the first half of 1999 to finance the Company's share repurchase program. See "Liquidity and Capital Resources."

         Income Tax Expense. The effective tax rate decreased slightly to 42.0% in the second quarter of 1999 from 42.3% in 1998. This decrease was due to a reduction in nondeductible amortization expense relative to pretax income for the period. The Company's effective tax rate has historically been higher than the U.S. federal statutory rate of 35.0% primarily due to state income taxes and nondeductible amortization expense.

         SIX MONTHS ENDED JULY 4, 1999 VERSUS SIX MONTHS ENDED JUNE 28, 1998

         Revenues. Total revenues increased 34.6% to $464.5 million in the first six months of 1999 from $345.1 million in 1998. Information Technology revenue grew 55.2% and Commercial Staffing revenue grew 8.5% as the result of continued strong internal growth in Information Technology and the contribution of revenues from the companies acquired by the Company in 1998.

         Direct Costs of Services and Gross Profit. Direct costs, consisting of payroll and related expenses of consultants and temporary workers, increased 33.3% to $332.6 million in the first six months of 1999. Gross profit as a percentage of revenue increased 70 basis points to 28.4% during the first half of 1999 from 27.7% during 1998. This increase reflected the Company's continued business mix shift into the higher margin information technology staffing and consulting sectors, the acquisition of several companies that provide high margin permanent placement services, and the reduction in lower margin commercial staffing business. Information Technology services revenues represented 64.4% of total revenues in the first six months of 1999, up from 55.9% in 1998. Pay rate increases during 1999 were generally passed on to the Company's customers through higher bill rates. There can be no assurance that the Company will be able to pass on pay rate increases to its customers in the future.

         Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization expense, increased 42.7% to $97.3 million in the first six months of 1999 from $68.2 million in 1998. As a percentage of revenues, selling, general and administrative expenses increased to 18.7% in the first six months of 1999 from 17.7% in 1998. This increase was caused by investments in management personnel and management systems, the continued business mix shift to IT and permanent placement services. Both of these lines of business carry higher gross margins as well as higher selling, general and administrative expenses as a percentage of sales. In addition, depreciation and amortization expense increased to 2.2% of revenues in the first six months of 1999 from 2.1% in 1998 due to increased amortization expense resulting from the acquisitions completed by the Company during 1998.

         Interest Expense. Interest expense increased to $8.1 million in the first six months of 1999 from $6.3 million in 1998 primarily as the result of borrowings during the last half of 1998 to finance further acquisitions and borrowings in the first half of 1999 to finance the Company's share repurchase program. See "Liquidity and Capital Resources."

         Income Tax Expense. The effective tax rate decreased slightly to 42.0% in the first six months of 1999 from 42.3% in 1998. This decrease was due to a reduction in nondeductible amortization expense relative to pretax income for the period. The Company's effective tax rate has historically been higher than the U.S. federal statutory rate of 35.0% primarily due to state income taxes and nondeductible amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of cash are from operations, borrowings under the Credit Facility and proceeds of equity and debt offerings. The Company's principal uses of cash are to fund working capital, capital expenditures and acquisitions and, in the first half of 1999, to fund share repurchases under the Company's share buyback program.

      For the six months ended July 4, 1999, cash provided by operating activities increased to $26.6 million, primarily as a result of higher earnings before depreciation and amortization in the quarter, offset by increases in receivables reflecting the growth in the volume of business over the prior year. As of July 4, 1999, receivables for the IT Division and Commercial Staffing remained outstanding an average of 56 and 46 days, respectively, after billing. In the aggregate, days sales outstanding were 53 and 50 days at July 4, 1999 and June 28, 1998, respectively. Cash used for investing activities decreased to $19.8 million in the six months of 1999 from $161.7 million in 1998 primarily as a result of the Company's reduced acquisition activity during 1999.

         As of July 4, 1999, the Company was obligated under certain acquisition agreements to repay seller notes during the next two years of $6.5 million in the aggregate and to make contingent earnout payments to former owners of acquired businesses. Earnout payments based on earnings for periods ending after January 3, 1999 and beyond are contingent on the future performance of such acquired businesses, and thus the actual amount cannot be determined until such date. The Company estimates, based on certain assumptions as to the future performance of such acquired businesses, that aggregate earnout payments may be in the range of $15.0 million to $23.0 million in the second half of 1999, $15.0 million to $30.0 million in 2000, and $8.0 million to $15.0 million in 2001. There can be no assurance, however, that the future performance of the acquired businesses will be consistent with the assumptions used in establishing the foregoing estimates, or that the actual amounts of any earnout payments will not differ materially from the estimates set forth herein.

      For the six months ended July 4, 1999, investing activities included $5.6 million of capital expenditures primarily related to the implementation of common management information systems in the operating companies. The Company expects to spend approximately one percent of its annual revenues in 1999 and 2000 on management information systems and other capital expenditures not directly related to acquisitions. The Company initiated a project in 1998 to replace the financial and human resource systems for its information technology companies. Installation of these systems is expected to continue through the year 2000. In addition, the Company expects to complete the installation of branch payroll and billing systems at its commercial staffing companies during 1999. There can be no assurance that there will not be unanticipated costs or delays associated with these installations or that the systems will operate as expected.

      On October 6, 1998, the Company's Board of Directors authorized a share repurchase program, which was subsequently expanded, covering up to $52.0 million of its outstanding shares of common stock in the aggregate (including shares previously purchased under the program). Share repurchases made under this program are made from time to time in accordance with applicable securities regulations in open market or privately negotiated transactions. During 1999, the Company purchased approximately 7.1 million shares of common stock in the aggregate for a total cost of approximately $52.0 million, substantially completing the repurchase program approved by the Board. The purchases were made on the open market and were financed with borrowings under the Credit Facility. The repurchased shares will be held in the Company's treasury and will be available for resale and for general corporate purposes. Treasury shares totaling 0.3 million shares have been subsequently reissued upon the exercise of stock options and under the employee stock purchase plan.

      The Credit Facility is a five-year $200.0 million revolving line of credit due June 2002. As of August 10, 1999, $144.0 million of borrowings were outstanding under the Credit Facility and approximately $5.5 million had been used for the issuance of undrawn letters of credit to secure the Company's workers' compensation programs. In the first half of 1999, the weighted average interest rate under the Credit Facility was 6.1%.

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

         Year 2000 Compliance. In 1998, the Company initiated a project to replace the financial and human resource systems for its information technology companies. In addition, the Company expects to complete the installation of branch payroll and billing systems at its commercial staffing companies during 1999. Management believes that these new systems are year 2000 compliant based on representations from the software vendors. The Company also believes that its other key computer systems and related software, including systems used at corporate headquarters, are substantially year 2000 compliant. An assessment to determine what modifications are necessary to other systems is underway. The Company expects to complete this assessment and make the necessary modifications by the end of the third quarter of 1999. As of July 4, 1999, approximately $0.6 million has been expensed related to the assessment and remediation of year 2000 issues. The Company estimates the total expense to be between $1.0 million and $1.2 million. In addition, the Company is assessing the year 2000 preparedness of its vendors and customers. To date, no significant concerns have been identified. However, there can be no assurance that no year 2000 problems or expenses will arise with the Company's computer systems, software or equipment or in the computer systems, software or equipment of the Company's vendors and customers. Upon completion of discussions with the Company's vendors and customers, the Company will assess the need for contingency plans in the case of failure of computer systems, software or equipment of either the Company or its vendors and customers.

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

FORWARD-LOOKING INFORMATION

      This report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), may contain various "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management's belief and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect" and similar expressions may identify forward-looking statements. For example, management's statements of expectation regarding internal growth rates for the balance of 1999, which are set forth above under "MD&A-Results of Operations-Quarter ended July 4, 1999 versus Quarter ended June 28, 1998-Revenues", are forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or financial condition may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's actual results, performance or financial condition are fluctuations in the economy, the degree and nature of competition, demand for the Company's services, including the impact of changes in utilization rates and unexpected changes in demand attributable to the Year 2000 phenomenon, changes in laws and regulations affecting the Company's business, the Company's ability to complete acquisitions and integrate the operations of acquired businesses, to recruit and place temporary professions, to expand into new markets, and to maintain profit margins in the face of pricing pressures and wage inflation and other matters discussed in this report and the Company's other filings with the Securities and Exchange Commission.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's outstanding debt under the Credit Facility at July 4, 1999, was $154.0 million. Interest on borrowings under the Credit Facility is based on LIBOR plus a variable margin. Based on the outstanding balance at July 4, 1999, a change of 1% in the interest rate would cause a change in interest expense of approximately $1.5 million on an annual basis.

PART II - OTHER INFORMATION

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Company's annual meeting of shareholders was held on May 20, 1999. The matters voted upon at the meeting were proposals (1) to elect two directors to serve a term of three years, (2) to approve the Company's Amended and Restated Management Incentive Compensation Plan, (3) to approve the continuation of the Company's 1995 Equity Participation Plan and (4) to ratify the selection of PricewaterhouseCoopers LLP as the Company's independent public accounts for fiscal 1999. Each of these proposals was approved by the following margins:

PROPOSAL  1                        VOTES FOR           VOTES WITHHELD
-----------                        ---------           --------------
Election of Directors -
     James C. Hunt                24,814,475              213,332
     Ken R. Bramlett, Jr.         24,812,587              215,220


                                  VOTES       VOTES                     BROKER
PROPOSAL 2                         FOR       AGAINST   ABSTENTIONS    NON-VOTES
----------                         ---       -------   -----------    ---------

Approval of the Amended and
Restated Management Incentive
Compensation Plan               24,402,293   619,235      6,279          -0-



                                  VOTES        VOTES                    BROKER
PROPOSAL 3                         FOR        AGAINST   ABSTENTIONS   NON-VOTES
----------                         ---        -------   -----------   ---------

Approval of the 1995 Equity
Participation Plan              22,974,686   2,046,120     7,001         -0-



                                        VOTES        VOTES
PROPOSAL 4                               FOR        AGAINST       ABSTENTIONS
----------                               ---        -------       -----------

Ratification of Selection of
Independent Public Accountants        24,857,315    22,555          147,937



ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - The exhibits filed with or incorporated by reference into this Form 10-Q are set forth in the Exhibit Index, which immediately precedes the exhibits to this report.

     (b) Reports on Form 8-K -The Company filed no current reports on Form 8-K during the quarter ended July 4, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PERSONNEL GROUP OF AMERICA, INC.
                                       (Registrant)


Date: August 18, 1999                  By:    /s/ Edward P. Drudge Jr.
                                           -------------------------------------
                                           Edward P. Drudge Jr.
                                           Chief Executive Officer

Date: August 18, 1999                  By:   /s/ James C. Hunt
                                           -------------------------------------
                                           James C. Hunt
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer

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

     10.11+       Employment Agreement between the Company and              10.11              10-K for year ended
                  Donald Kierson                                                                      1/3/99

     10.12        Indemnification Agreement between the Company             10.14                10-Q for quarter
                  and Adia Delaware                                                               ended 9/30/95

     10.13        Tax-Sharing Agreement between the Company,                10.15                10-Q for quarter
                  Adia Delaware and Adia California                                               ended 9/30/95

     10.14        Amended and Restated Non-Qualified                        10.16                 10-K for year
                  Profit-Sharing Plan                                                             ended 12/29/96

     10.15+       Director's Non-Qualified Deferred Fee Plan                10.12              10-K for year ended
                                                                                                     12/28/97

     10.16        Amended and Restated Credit Agreement between             10.15                   333-31863
                  the Company and its subsidiaries, the Lenders
                  party thereto and Bank of America N.A., as
                  Agent

     10.17        Amendment No. 1 to Amended and Restated                   10.14             10-Q for quarter ended
                  Credit Agreement among the Company and its                                         3/29/98
                  Subsidiaries,  The Lenders party thereto and
                  Bank of  America, N.A., as agent

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
                  Company and the Initial Purchasers

     27.1         Financial Data Schedule                                     *
                  (For SEC Purposes Only)

# This Exhibit is substantially identical to Director and Officer Indemnification Agreements (i) of the same date between the Company and the following individuals: Edward P. Drudge, Jr., Kevin P. Egan, J. Roger King, William Simione, Jr.; (ii) dated April 17, 1998 between the Company and each of James C. Hunt and Ken R. Bramlett, Jr.; and (iii) dated August 9, 1999 between the Company and Janice L. Scites.

+        Management contract or compensation plan required to be filed under
         Item 14(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.