Form 10-Q
period 1999-10-03
PERSONNEL GROUP OF AMERICA INC
filed 1999-11-16
CIK 948850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 For the quarterly period ended October 3, 1999

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

                 [X] Yes                            [ ] No

As of November 5, 1999, there were 25,771,937 shares of outstanding common stock, par value $.01 per share.

                        PERSONNEL GROUP OF AMERICA, INC.
                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION
                                                                           Page
                                                                           ----
Item 1.    Financial Statements (unaudited)
                Unaudited Consolidated Statements of Income...............  3
                Unaudited Consolidated Balance Sheets.....................  4
                Unaudited Consolidated Statements of Cash Flows...........  5
                Notes to Unaudited Consolidated Financial Statements......  6

Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............  10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk......  16



PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K................................  17

Signatures................................................................  18

Exhibit Index.............................................................  19

ITEM 1.   FINANCIAL STATEMENTS  (UNAUDITED)


                        PERSONNEL GROUP OF AMERICA, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
          FOR THE PERIODS ENDED OCTOBER 3, 1999 AND SEPTEMBER 27, 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                             ----------------------      ----------------------
                                              OCT. 3,      SEPT. 27,      OCT. 3,      SEPT. 27,
                                               1999          1998          1999          1998
                                             --------      --------      --------      --------
REVENUES                                     $233,215      $211,807      $697,680      $556,935

DIRECT COSTS OF SERVICE                       166,597       151,615       499,244       401,143
                                             --------      --------      --------      --------
       Gross profit                            66,618        60,192       198,436       155,792

OPERATING EXPENSES
    Selling, general and administrative        43,230        37,057       130,111        98,045
    Depreciation and amortization               5,436         4,351        15,809        11,536
                                             --------      --------      --------      --------
          Total operating expenses             48,666        41,408       145,920       109,581

OPERATING INCOME                               17,952        18,784        52,516        46,211
INTEREST EXPENSE                                4,125         2,773        12,251         9,086
                                             --------      --------      --------      --------
INCOME BEFORE INCOME TAXES                     13,827        16,011        40,265        37,125
PROVISION FOR INCOME TAXES                      5,807         6,773        16,911        15,705
                                             --------      --------      --------      --------

NET INCOME                                   $  8,020      $  9,238      $ 23,354      $ 21,420
                                             ========      ========      ========      ========

NET INCOME PER BASIC SHARE                   $   0.31      $   0.28      $   0.82      $   0.75

NET INCOME PER DILUTED SHARE                 $   0.28      $   0.26      $   0.76      $   0.69


        The accompanying notes are an integral part of these statements.

                        PERSONNEL GROUP OF AMERICA, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                       OCTOBER 3, 1999 AND JANUARY 3, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       OCT. 3,           JAN. 3,
                                                                         1999              1999
                                                                      ---------         ---------
ASSETS
Current assets:
     Cash and cash equivalents                                        $   1,096         $     962
     Accounts receivable, net                                           136,329           129,761
     Prepaid expenses and other current assets                            6,844             6,967
     Deferred income taxes                                                5,453             5,149
     Notes receivable from sale of discontinued operations                  885               885
                                                                      ---------         ---------
         Total current assets                                           150,607           143,724

Property and equipment, net                                              24,536            20,290
Intangible assets, net                                                  537,243           539,977
Other assets                                                              4,215             4,899
                                                                      ---------         ---------
         Total assets                                                 $ 716,601         $ 708,890
                                                                      =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                $     375         $   9,150
     Accounts payable                                                     7,329             5,310
     Accrued wages, benefits and other                                   49,205            42,604
     Income taxes payable                                                 7,607             2,509
                                                                      ---------         ---------
         Total current liabilities                                       64,516            59,573

Long-term debt                                                          260,892           226,256
Other long-term liabilities                                              20,440            28,431
                                                                      ---------         ---------
         Total liabilities                                              345,848           314,260

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value; shares authorized 5,000;
        no shares issued and outstanding                                   --                --
     Common stock, $.01 par value; shares authorized 95,000;
        33,065 and 32,929 shares issued at October 3, 1999 and
        January 3, 1999, respectively                                       331               329
     Additional paid-in capital                                         330,518           329,383
     Retained earnings                                                   88,437            65,083
     Deferred compensation                                                  (87)             (165)
                                                                      ---------         ---------
                                                                        419,199           394,630
       Less common stock held in treasury at cost -
           6,590 shares at October 3, 1999                              (48,446)             --
                                                                      ---------         ---------
              Total shareholders' equity                                370,753           394,630
                                                                      ---------         ---------
              Total liabilities and shareholders' equity              $ 716,601         $ 708,890
                                                                      =========         =========

      The accompanying notes are an integral part of these balance sheets.

                        PERSONNEL GROUP OF AMERICA, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE PERIODS ENDED OCTOBER 3, 1999 AND SEPTEMBER 27, 1998
                                 (IN THOUSANDS)

                                                                              NINE MONTHS ENDED
                                                                       ---------------------------
                                                                         OCT. 3,          SEPT. 27,
                                                                          1999              1998
                                                                       ---------         ---------
Cash Flows from Operating Activities:
     Net income                                                        $  23,354         $  21,420
     Adjustments to reconcile net income from continuing
       operations to net cash provided by operating activities:
          Depreciation and amortization                                   15,809            11,536
          Deferred income taxes, net                                      (1,158)            3,253
          Changes in assets and liabilities:
               Accounts receivable                                        (6,568)          (22,499)
               Accounts payable and accrued liabilities                    9,477             9,989
               Income taxes payable                                        5,092             1,583
               Other, net                                                    744            (2,318)
                                                                       ---------         ---------
     Net cash provided by operating activities                            46,750            22,964

Cash Flows from Investing Activities:
     Cash used in acquisitions, net of cash acquired                     (15,484)         (211,631)
     Net cash provided by discontinued operations                           --              28,012
     Purchases of property and equipment, net                             (8,539)           (6,183)
                                                                       ---------         ---------
     Net cash used in investing activities                               (24,023)         (189,802)

Cash Flows from Financing Activities:
     Proceeds from issuance of common stock, net                            --             133,300
     Repayments under credit facility                                    (49,500)         (213,950)
     Borrowings under credit facility                                     84,500           252,950
     Repurchases of common stock                                         (51,944)             --
     Repayments of seller notes and acquired indebtedness                 (9,140)           (2,390)
     Proceeds from  employee stock purchase plan and exercise
          of stock options                                                 3,491             2,041
                                                                       ---------         ---------
     Net cash provided (used) by financing activities                    (22,593)          171,951

     Net increase in cash and cash equivalents                               134             5,113

Cash and Cash Equivalents at Beginning of Period                             962               642
                                                                       ---------         ---------
Cash and Cash Equivalents at End of Period                             $   1,096         $   5,755
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

(2)      INTANGIBLE ASSETS

         Intangible assets primarily consist of goodwill associated with acquired businesses. The Company allocates the excess of cost over the fair value of net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although the Company believes that goodwill has an unlimited life, the Company amortizes such costs on a straight-line basis over 40 years. Other intangibles consist primarily of covenants not to compete and are amortized over the terms of the covenants, generally three to five years. Accumulated amortization of intangible assets was $34,846 and $23,332 at October 3, 1999 and January 3, 1999, respectively.

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


These acquired businesses are collectively referred to hereinafter as the "Acquired Companies." The Acquired Companies had combined annual revenues of approximately $259,500 in 1998. The aggregate purchase price for the Acquired Companies was $220,000, including direct acquisition costs but excluding contingent earnout payments. Certain of these acquisitions are subject to additional payments, contingent upon attainment of certain earnings targets for various periods during the next two years. Any such contingent payments will be recorded as additional purchase price when determined and will increase the amount of excess cost over fair value of net assets acquired. All of these acquisitions have been accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the entities acquired, based on preliminary allocations, were recorded at their estimated fair values at the dates of acquisition and the results of operations of the Acquired Companies have been included in the Company's consolidated results of operations from the dates of each acquisition. Final allocation of the purchase price for the Acquired Companies may result in adjustments to the amounts previously recorded as excess of cost over fair market value of assets acquired.

         The following table presents the Company's pro forma consolidated results of operations for the nine-month period ended September 27, 1998, as if the Acquired Companies had each been acquired on December 29, 1997:


                                                            Sept. 27,
                                                              1998
                                                            --------
         Revenues                                           $652,911
         Net income                                           23,723
         Net income per diluted share                       $   0.74
                                                            ========

         Weighted average diluted shares outstanding          36,284
                                                            ========

         During 1999, the Company has made three acquisitions for an aggregate purchase price of $2.9 million. The impact on revenues and net income from these 1999 acquisitions is not significant.


(4)      LONG-TERM DEBT

         Long-term debt consisted of the following at October 3, 1999 and January 3, 1999:

                                                                          Oct. 3,            Jan. 3,
                                                                            1999              1999
                                                                         ---------         ---------
         5-3/4% Convertible Subordinated Notes due
             July 2004                                                   $ 115,000         $ 115,000
         $200,000 revolving credit facility due June 2002                  145,000           110,000
         Notes payable to sellers of acquired companies and other            1,267            10,406
                                                                         ---------         ---------
                                                                           261,267           235,406
         Less current portion                                                 (375)           (9,150)
                                                                         ---------         ---------
                                                                         $ 260,892         $ 226,256
                                                                         =========         =========

(5)      NET INCOME PER SHARE

         In accordance with FAS 128, the following tables reconcile net income and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of the following periods:

                                                        Three Months Ended         Nine Months Ended
                                                       --------------------      --------------------
                                                       Oct. 3,     Sept. 27,     Oct. 3,     Sept. 27,
                                                         1999         1998        1999          1998
                                                       -------      -------      -------      -------
NET INCOME PER BASIC SHARE:
    Net income                                         $ 8,020      $ 9,238      $23,354      $21,420
    Weighted average shares outstanding                 26,272       32,681       28,323       28,528
                                                       -------      -------      -------      -------
         Net income per basic share                    $  0.31      $  0.28      $  0.82      $  0.75
                                                       =======      =======      =======      =======
NET INCOME PER DILUTED SHARE:
    Net income                                         $ 8,020      $ 9,238      $23,354      $21,420
    Add:  Interest expense on
         Convertible Notes, net of tax                   1,064        1,064        3,193        3,193
                                                       -------      -------      -------      -------
    Diluted net income                                   9,084       10,302       26,547       24,613
                                                       -------      -------      -------      -------
    Weighted average shares outstanding                 26,272       32,681       28,323       28,528
    Add:  Dilutive employee stock options                   76          549          137          704
    Add:  Assumed conversion of Convertible Notes        6,456        6,456        6,456        6,456
                                                       -------      -------      -------      -------
    Weighted average diluted shares outstanding         32,804       39,686       34,916       35,688
                                                       -------      -------      -------      -------
         Net income per diluted share                  $  0.28      $  0.26      $  0.76      $  0.69
                                                       =======      =======      =======      =======

         Stock options to purchase approximately 2.5 million shares of common stock at a weighted average exercise price of $13.87 per share were outstanding during the three months and nine months ended October 3, 1999, but were excluded from the computation of net income per diluted share because their effect was antidilutive.


(6)      SEGMENT INFORMATION

         The Company has two reportable segments, its Information Technology Services Division ("Information Technology") and its Commercial Staffing Division ("Commercial Staffing"). Information Technology provides technical staffing, training and information technology consulting services. Commercial Staffing provides temporary staffing services, placement of full-time employees and on-site management of temporary employees. The Company evaluates segment performance based on income from operations before corporate expenses, amortization of intangible assets, interest and income taxes.

         The table below presents operating results by reported segments for each of the following periods:

                                             Three Months Ended           Nine Months Ended
                                           ----------------------      -----------------------
                                           Oct. 3,      Sept. 27,      Oct. 3,       Sept. 27,
                                             1999          1998          1999          1998
                                           --------      --------      --------      --------
Revenues
    Information Technology                 $148,319      $120,832      $447,555      $313,626
    Commercial Staffing                      84,896        90,975       250,125       243,309
                                           --------      --------      --------      --------
       Total revenues                       233,215       211,807       697,680       556,935
                                           --------      --------      --------      --------

Operating income
    Information Technology                   17,514        14,438        51,409        35,768
    Commercial Staffing                       8,358         9,369        22,923        24,360
                                           --------      --------      --------      --------
       Total segment operating income        25,872        23,807        74,332        60,128

Corporate expenses                            4,069         1,751        10,310         5,249
Amortization of intangible assets             3,851         3,272        11,506         8,668
Interest expense                              4,125         2,773        12,251         9,086
                                           --------      --------      --------      --------
Income before income taxes                 $ 13,827      $ 16,011      $ 40,265      $ 37,125
                                           ========      ========      ========      ========



         The Company does not report total assets by segment. The following table sets forth identifiable assets by segment at October 3, 1999 and January 3, 1999:

                                       Oct. 3,        Jan. 3,
                                         1999          1999
                                       --------      --------
Accounts receivable, net
Information Technology                 $ 93,200      $ 84,999
Commercial Staffing                      42,931        44,226
Corporate                                   198           536
                                       --------      --------
   Total accounts receivable, net      $136,329      $129,761
                                       ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and related notes appearing elsewhere in this report. The Company's fiscal year ends on the Sunday nearest to December 31.

         The Company is organized into two divisions: the Information Technology Services Division ("Information Technology") and the Commercial Staffing Division ("Commercial Staffing"). Information Technology provides technical staffing, training and information technology consulting services. Commercial Staffing provides temporary staffing services, placement of full-time employees and on-site management of temporary employees. At October 3, 1999, Information Technology was comprised of 19 companies and Commercial Staffing was comprised of 24 companies.

         The following table sets forth the number of the Company's offices by division at the end of the years indicated and at October 26, 1999:


                                                          Years Ended
                                   Oct. 26,      ------------------------------
                                    1999         1998         1997         1996
                                    ----         ----         ----         ----
      Information Technology          46           47           30           18
      Commercial Staffing            101          100           82           74
                                     ---          ---           --           --
            Total offices            147          147          112           92


         In 1998, the Company acquired 10 information technology services companies and five commercial staffing companies. The combined revenues of these 15 companies were approximately $259.5 million in 1998. Had the Company owned each of these acquired companies at the beginning of fiscal 1998, the Company's pro forma 1998 revenues would have been approximately $889.0 million and 61% and 39% of such revenues would have come from Information Technology and Commercial Staffing, respectively.

         Each of the Company's acquisitions has been accounted for using the purchase method of accounting, and has been included in the following discussion as applicable since its respective date of acquisition. The Company allocates the excess of cost over the fair value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. The Company believes that buying market leading companies and then generally allowing them to maintain their identities and independence preserves the excess of cost over the fair value of net assets acquired for an unlimited period. Although the Company believes that goodwill has an unlimited life, the Company amortizes such costs on a straight-line basis over 40 years. Intangible assets represented 75.0% of total assets and 144.9% of total shareholders' equity at October 3, 1999. The Company periodically evaluates the recoverability of its investment in excess of cost over fair value of net assets acquired and other intangibles in relation to anticipated future cash flows on an undiscounted basis. Based on this assessment, the Company expects its investment in intangible assets to be fully recovered.

         In the future, the Company's revenues and expenses may be significantly affected by the number and timing of the opening or acquisition of additional offices or businesses. The timing of such expansion activities also can affect period-to-period comparisons of the Company's results of operations.

         After the end of the third quarter of 1999, the Company reorganized its senior management structure. In connection with this restructuring, one senior executive resigned to pursue other business interests. The Company will incur a non-recurring expense of approximately $0.4 million in the fourth quarter of 1999 relating to severance for the departed executive.

         The information technology services business is affected by the timing of holidays and seasonal vacation patterns, generally resulting in lower IT revenues and lower operating margins in the fourth quarter of each year. The commercial staffing business is subject to the seasonal impact of summer and holiday employment trends. Typically, the second six months of each calendar year is more heavily affected as companies tend to increase their use of temporary personnel during this period. The Company believes that the broad geographic coverage of its operations, its emphasis on high-end clerical staffing and its expansion into the less cyclical information technology staffing and consulting sectors may partially mitigate the adverse effects of economic cycles in a single industry or geographic region.

RESULTS OF OPERATIONS


         QUARTER ENDED OCTOBER 3, 1999 VERSUS QUARTER ENDED SEPTEMBER 27, 1998

         Revenues. Total revenues increased 10.1% to $233.2 million in the third quarter of 1999 from $211.8 million in 1998. Information Technology revenues grew 22.7% in the third quarter as the result of a 5.0% increase in pro forma Information Technology revenues over the two periods and the addition of revenues from the five Information Technology acquisitions completed in the second half of 1998. Although up over last year, Information Technology revenues were below the Company's original expectations due primarily to an industry wide softening in demand related to Y2K and the resulting billable consultant reduction. The Company expects these demand issues to continue through the fourth quarter of 1999 and into the first half of next year. Commercial Staffing revenues of $84.9 million in the third quarter represented a 7% decline from the third quarter last year due primarily to the impact of certain non-recurring revenues in the third quarter of 1998 and the elimination of certain low margin Commercial Staffing business in the fourth quarter of 1998 and the first quarter of 1999.

         Direct Costs of Service and Gross Profit. Direct costs, consisting of payroll and related expenses of consultants and temporary workers, increased 9.9% to $166.6 million in the third quarter of 1999. Gross margin as a percentage of revenues increased 20 basis points to 28.6% for the third quarter of 1999 from 28.4% during 1998. This increase reflected the Company's continued business mix shift into the higher margin sectors of the IT staffing and consulting industry and growth in higher margin permanent placement services. Information Technology revenues grew to 63.6% of total revenues in the third quarter of 1999, up from 57.0% in 1998. Although pay rate increases during the third quarter were generally passed on to the Company's customers through higher bill rates, there can be no assurance that the Company will be able to pass on pay rate increases to its customers in the future.

         Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization expense, increased 17.5% to $48.7 million in the third quarter of 1999 from $41.4 million in 1998. As a percentage of revenues, selling, general and administrative expenses increased to 18.5% in the third quarter, up 100 basis points from last year. This increase was caused by investments in management personnel and information systems, the continued business mix shift into IT services, and the acquisition of companies in the second half of 1998 that provide IT and permanent placement services (both of which typically carry higher gross margins, as well as higher operating expenses, than Commercial Staffing). In addition, depreciation and amortization expense increased to 2.3% of revenues in the third quarter of 1999 from 2.1% last year primarily as the result of the acquisitions completed by the Company in 1998.

         Interest Expense. Interest expense increased to $4.1 million in the third quarter of 1999 from $2.8 million in 1998 primarily as the result of borrowings during the last half of 1998 to finance acquisitions and borrowings in the first half of 1999 to finance share repurchases. See "Liquidity and Capital Resources."

         Income Tax Expense. The effective tax rate decreased slightly to 42.0% in the third quarter of 1999 from 42.3% in 1998. This decrease was due to a reduction in nondeductible amortization expense relative to pretax income for the period. The Company's effective tax rate has historically been higher than the U.S. federal statutory rate of 35.0% primarily due to state income taxes and nondeductible amortization expense.

         NINE MONTHS ENDED OCTOBER 3, 1999 VERSUS NINE MONTHS ENDED SEPTEMBER 27, 1998

         Revenues. Total revenues increased 25.3% to $697.7 million in the first nine months of 1999 from $556.9 million in 1998. Information Technology revenues grew 42.7% primarily as the result of strong internal pro forma growth in the first two quarters of 1999 and the contribution of revenues from the companies acquired by the Company in 1998. Commercial Staffing revenues were up 2.8% over the two nine-month periods.

         Direct Costs of Services and Gross Profit. Direct costs, consisting of payroll and related expenses of consultants and temporary workers, increased 24.5% to $499.2 million in the first nine months of 1999. Gross profit as a percentage of revenue increased 40 basis points to 28.4% during the nine months of 1999 from 28.0% during 1998. This increase reflected the Company's continued business mix shift into the higher margin information technology staffing and consulting sectors, the acquisition of several companies that provide high margin permanent placement services, and the elimination of certain lower margin Commercial Staffing business in the fourth quarter of 1998 and the first quarter of 1999. Information Technology revenues represented 64.1% of total revenues in the first nine months of 1999, up from 56.3% in 1998. Although pay rate increases during 1999 were generally passed on to the Company's customers through higher bill rates, there can be no assurance that the Company will be able to pass on pay rate increases to its customers in the future.

         Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization expense, increased 33.2% to $145.9 million in the first nine months of 1999 from $109.6 million in 1998. As a percentage of revenues, selling, general and administrative expenses increased to 18.6% in the first nine months of 1999 from 17.6% in 1998. This increase was caused by investments in management personnel and management systems, the continued business mix shift into IT services and the acquisition of companies in the second half of 1998 that provide IT and permanent placement services (both of which typically carry higher gross margins, as well as higher operating expenses, than Commercial Staffing). In addition, depreciation and amortization expense increased to 2.3% of revenues in the first nine months of 1999 from 2.1% in 1998 due to increased amortization expense resulting from the acquisitions completed by the Company during 1998.

         Interest Expense. Interest expense increased to $12.3 million in the first nine months of 1999 from $9.1 million in 1998 primarily as the result of borrowings during the last half of 1998 to finance acquisitions and borrowings in the first half of 1999 to finance share repurchases. See "Liquidity and Capital Resources."

         Income Tax Expense. The effective tax rate decreased slightly to 42.0% in the first nine months of 1999 from 42.3% in 1998. This decrease was due to a reduction in nondeductible amortization expense relative to pretax income for the period. The Company's effective tax rate has historically been higher than the U.S. federal statutory rate of 35.0% primarily due to state income taxes and nondeductible amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of cash are from operations and borrowings under the Credit Facility. The Company's principal uses of cash are to fund working capital, capital expenditures and share repurchases under the Company's share buyback programs. Prior to 1999, the Company had also used substantial cash to fund its acquisition program. The Company's acquisition activity has declined significantly in 1999, however, and the use of cash for acquisitions has declined accordingly.

         For the nine months ended October 3, 1999, cash provided by operating activities increased to $46.8 million, primarily as a result of higher earnings before depreciation and amortization during the nine months, offset by increases in receivables reflecting the growth in the volume of business over the prior year. As of October 3, 1999, receivables for Information Technology and Commercial Staffing remained outstanding an average of 58 and 47 days, respectively, after billing. In the aggregate, days sales outstanding were 54 and 52 days at October 3, 1999 and September 27, 1998, respectively. Cash used for investing activities decreased to $24.0 million in the nine months of 1999 from $189.8 million in 1998 primarily as a result of the Company's reduced acquisition activity during 1999.

         As of October 3, 1999, the Company was obligated under certain acquisition agreements to make contingent earnout payments to former owners of acquired businesses during the next two years. Earnout payments based on earnings for periods ending after January 3, 1999 and beyond are contingent on the future performance of such acquired businesses, and thus the actual amount cannot be determined until such date. The Company estimates, based on certain assumptions as to the future performance of such acquired businesses, that aggregate earnout payments may be in the range of $11.0 million to 13.0 million in the fourth quarter of 1999, $15.0 million to $27.0 million in 2000, and $8.0 million to $15.0 million in 2001. There can be no assurance, however, that the future performance of the acquired businesses will be consistent with the assumptions used in establishing the foregoing estimates, or that the actual amounts of any earnout payments will not differ materially from the estimates set forth herein.

         For the nine months ended October 3, 1999, investing activities included $8.5 million of capital expenditures primarily related to the implementation of management information systems. The Company expects to spend approximately 1.0 to 1.2 percent of its annual revenues in 1999 and 2000 on management information systems and other capital expenditures not directly related to acquisitions. The Company initiated a project in 1998 to replace the financial and human resource systems for its information technology companies. Installation of these systems is expected to continue through the year 2000. There can be no assurance that there will not be unanticipated costs or delays associated with these installations or that the systems will operate as expected.

         In the first half of 1999, the Company repurchased approximately 7.1 million shares of its common stock in open market transactions for a total cost of approximately $52.0 million. These purchases were financed with borrowings under the Credit Facility. These repurchased shares have been held in the Company's treasury and will be available for resale and for general corporate purposes. As of November 5, 1999, treasury shares totaling 0.5 million shares have been subsequently reissued upon the exercise of stock options and under the Company's employee stock purchase plan.

         On September 15, 1999, the Company's Board of Directors authorized a new share repurchase program covering up to $30.0 million of its outstanding shares of common stock in the aggregate. Share repurchases made under this program are made from time to time in accordance with applicable securities regulations in open market or privately negotiated transactions. As of November 5, 1999, the Company had repurchased an additional 0.7 million shares of common stock under this program at a total cost of approximately $4.5 million in the aggregate.

         The Credit Facility is a five-year $200.0 million revolving line of credit due June 2002. As of November 5, 1999, $141.0 million was outstanding under the Credit Facility and approximately $5.5 million was reserved for the issuance of undrawn letters of credit to secure the Company's workers' compensation programs. In the first nine months of 1999, the weighted average interest rate under the Credit Facility was 6.2%.

         The Company believes that cash flow from operations and borrowing capacity under the existing Credit Facility will be adequate to meet its presently anticipated needs for working capital, capital expenditures and share repurchases. In the event that significant acquisition activity resumed short-term, the Company would likely be required to seek alternative sources of capital, such as an expansion of the Credit Facility or one or more offerings of additional debt or equity securities of the Company. There can be no assurance, however, that other alternative sources will be available, if and when needed, on favorable terms.

         Year 2000 Compliance. In 1998, the Company initiated a project to replace the financial and human resource systems for its Information Technology companies. In addition, the Company expects to complete the installation of branch payroll and billing systems at its Commercial Staffing companies during 1999. Management believes that these new systems are year 2000 compliant based on representations from the software vendors. The Company also believes that its other key computer systems and related software, including systems used at corporate headquarters, are substantially year 2000 compliant. An assessment to determine what modifications are necessary to other systems was completed at the end of the third quarter of 1999. Replacement or necessary modifications to existing systems are scheduled to be completed before the end of 1999. As of October 3, 1999, approximately $1.0 million had been expensed related to the assessment and remediation of year 2000 issues. The Company estimates the total expense to be between $1.1 million and $1.2 million. In addition, the Company is continuing to assess the year 2000 preparedness of its vendors and customers. To date, no significant concerns have been identified. However, there can be no assurance that no year 2000 problems or expenses will arise with the Company's computer systems, software or equipment or in the computer systems, software or equipment of the Company's vendors and customers. Contingency plans are being developed in certain key areas should year 2000 problems be identified.

         Due to the Company's dependence upon, and its current uncertainty with, the year 2000 compliance of certain government agencies, third-party suppliers, vendors and customers with whom the Company deals, the Company is unable to determine at this time its most reasonably likely worst case scenario. While costs related to the lack of year 2000 compliance by third parties, business interruptions, litigation and other liabilities related to year 2000 issues could materially and adversely affect the Company's business, results of operations and financial condition, the Company believes that its internal year 2000 compliance efforts reduced significantly the Company's exposure from the impact of year 2000 issues.

         Information Technology performs work for clients to assist them in modifying their computer systems and software to make them year 2000 compliant, although this type of work does not represent a significant portion of that Division's services. Generally, this work is performed under the direction and supervision of the client and the Company seeks to limit its liability contractually. Additionally, the Company maintains errors and omissions insurance to protect against these risks. Although the Company does not believe that it will incur any material liabilities to clients for its work on their year 2000 projects, there can be no assurance that the Company will not incur liabilities or that such liabilities, if any, will not be material.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's outstanding debt under the Credit Facility at October 3, 1999 was $145.0 million. Interest on borrowings under the Credit Facility is based on LIBOR plus a variable margin. Based on the outstanding balance at October 3, 1999, a change of 1% in the interest rate would cause a change in interest expense of approximately $1.5 million on an annual basis.

PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - The exhibits filed with or incorporated by reference into this Form 10-Q are set forth in the Exhibit Index, which immediately precedes the exhibits to this report.

     (b) Reports on Form 8-K -The Company filed no current reports on Form 8-K during the quarter ended October 3, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PERSONNEL GROUP OF AMERICA, INC.
                                       (Registrant)


Date: November 16, 1999                By:    /s/ Edward P. Drudge Jr.
                                           -------------------------------------
                                           Edward P. Drudge Jr.
                                           Chief Executive Officer

Date: November 16, 1999                By:   /s/Ken R. Bramlett, Jr.
                                           -------------------------------------
                                           Ken R. Bramlett, Jr.
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer

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