Form 10-K405
period 2000-01-02
PERSONNEL GROUP OF AMERICA INC
filed 2000-03-30
CIK 948850

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

                    For the fiscal year ended January 2, 2000

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from _______________ to _____________

                        Commission file number 001-13956

                        PERSONNEL GROUP OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                 56-1930691
  -------------------------------         ------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

       5605 Carnegie Blvd., Suite 500
          Charlotte, North Carolina                      28209
  ----------------------------------------            ----------
  (Address of principal executive offices)            (Zip Code)

                                 (704) 442-5100
               --------------------------------------------------
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

                               -----------------
           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

           The aggregate market value of voting stock held by non-affiliates of the registrant as of March 24, 2000, computed by reference to the closing sale price on such date, was $154,913,750. (For purposes of calculating this amount only, all directors and executive officers are treated as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.) As of the same date, 24,675,752 shares of Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Certain portions of the Registrant's Annual Report to Stockholders for the fiscal year ended January 2, 2000 (the "Annual Report") furnished to the Commission pursuant to Rule 14a-3(b) and definitive Proxy Statement pertaining to the 2000 Annual Meeting of Shareholders ("the Proxy Statement") filed with the Commission pursuant to Regulation 14A are incorporated herein by reference into Parts II and IV, and Part III, respectively.

================================================================================

                                     PART I.

ITEM 1. BUSINESS

           Personnel Group of America, Inc. (the "Company"), is a leading provider of information technology and commercial staffing services to businesses, professional and governmental organizations. The Company is organized into two Divisions, the Information Technology Services Division ("IT Services") and the Commercial Staffing Services Division ("Commercial Staffing"), and operates in strategic markets throughout the United States. The Company's services include information technology consulting, temporary staffing, placement of full time employees, on-site management of temporary employees and training and testing of temporary and permanent workers. At February 29, 2000, the Company operated through a network of 144 Company-operated offices located in major metropolitan areas throughout the United States.

           IT Services offers information technology professionals on a temporary basis and consulting services in a range of computer-related disciplines. Commercial Staffing offers a wide variety of temporary office and clerical, and finance and accounting services, to more than 10,000 organizations nationwide. This division also provides light technical and light industrial services to its customers, but these services typically account for less than 20% of the division's total revenues. Each division also offers permanent placement services in a range of specialties. For the year ended January 2, 2000, IT Services and Commercial Staffing represented approximately 64% and 36%, respectively, of the Company's total revenues.

           The Company endeavors to protect its intellectual property rights and has obtained registrations in the United States of certain of the trademarks, trade names and service marks that appear in this report.

INFORMATION TECHNOLOGY SERVICES DIVISION

           IT Services provides information technology professionals on a temporary basis and consulting services through 43 offices in 21 states and the District of Columbia at February 29, 2000. IT Services had approximately 3,800 consultants on assignment at February 29, 2000, of which approximately 1,500 (or 40%) were salaried employees. Of the balance (60% of the total), approximately 1,500 consultants were hourly employees and 800 were independent contractors.

           IT Services was created in 1996 following the acquisition by the Company of five companies in the information technology services business. IT Services provides skilled personnel, such as web developers and consultants, programmers, systems designers, software engineers, LAN administrators, systems integrators, helpdesk staff and other technology specialists, to a wide variety of clients, typically on an as needed time and materials basis. A number of IT Services' offices have developed technological specialties, and have entered into alliances with packaged software and systems vendors and other technology partners to provide services necessary to install and maintain their partners' technologies. Many of the division's offices also have rapidly expanding ecommerce practices, and are providing software engineering, web design, applications development and strategic internet consulting services both to clients who are themselves seeking to web enable their enterprises and to a growing number of internet infrastructure companies.

           IT Services' staffing services include providing individuals or teams of computer professionals to corporations and other organizations that need assistance with project management, analysis, systems design, programming, maintenance, testing and special technologies for short-term and long-term information technology projects. The division's service offerings encompass a wide variety of tasks, ranging from management of all aspects of a project or the implementation of turnkey systems to the fulfillment of temporary staffing needs for technology projects.

           Selected offices in IT Services also provide complementary or stand-alone consulting services in the information technology area, typically on a time and materials basis. For example, certain offices work with clients, chief executive officers and other executives interested in alternatives to outsourcing their internal information technology organization, as well as implementing complex systems integration solutions, and offer a range of consulting services, including systems development projects and client/server networks that span mainframe, mid-range and desktop systems. These services are provided at the client's site or at off-site development centers. The Company intends to continue expanding the consulting services component of the IT Services service offerings as part of its strategy to offer a full range of IT services to its clients.

           Operations

           IT Services markets its services to regional and local accounts on a decentralized basis. The following table sets forth information at February 29, 2000 on the brand names, markets, numbers of offices and dates founded of the IT Services companies:

                                                                       NUMBER OF        DATE
               NAME                 MARKETS                             OFFICES        FOUNDED
               ----                 -------                            ---------       -------
Advanced Business Consultants       Kansas City, KS                        1            1986

BAL Associates                      Silicon Valley, CA                     2            1989
                                    Orlando, FL

BEST Consulting                     Seattle,  WA                           11           1990
                                    Portland and Salem, OR
                                    Salt Lake City, UT
                                    Boise, ID
                                    Palm Springs and Sacramento, CA
                                    Phoenix, AZ
                                    Minneapolis, MN
                                    Las Vegas and Reno, NV
                                    Denver, CO
                                    Chicago, IL

Broughton Systems                   Richmond, VA                           3            1980

Careers                             Denver, CO                             1            1969

Command Technologies                Denver, CO                             1            1978

Computer Resources Group            San Francisco,                         4            1972
                                    Sacramento and Walnut Creek, CA
                                    Salt Lake City, UT

DRACS/SSC                           Atlanta, GA                            2            1989
                                    Birmingham, AL

Gentry                              Oakland, CA                            1            1974

IMA Plus                            Jacksonville, FL                       1            1987

IMS Consulting                      Irvine, CA                             1            1980

InfoTech Contract Services          Waltham, MA                            2            1993
                                    Atlanta, GA

Keiter Stephens Computer
   Services                         Richmond, VA                           1            1994

Lloyd-Ritter Consulting             Silicon Valley, CA                     1            1980

Paladin Consulting                  Dallas, TX                             1            1984

RealTime Consulting                 Dallas,  TX                            2            1991
                                    Kansas City, KS

Trilogy Consulting                  Chicago, IL                            4            1982
                                    Kalamazoo, MI
                                    Princeton, NJ
                                    Silicon Valley, CA

Vital Computer Services             New York, NY                           4            1970
                                    Livingston, NJ
                                    Washington, DC
                                    Miami, FL

           Sales and Marketing

           IT Services has developed a sales and marketing strategy that focuses on both regional and local accounts, and is implemented in a decentralized manner through its various branch locations. At the regional level, IT Services has attained preferred vendor status under multiple local brand names at a number of large clients. These accounts are typically targeted by a local IT Services company with a presence in a specific market, and then are sold on the basis of the strength of the IT Services' geographic presence in multiple markets.

           Local accounts are targeted and sold by account managers at the branch offices, permitting IT Services to capitalize on the brand names of the companies in IT Services and the local expertise and established relationships of its branch office employees. Such accounts are solicited through personal sales presentations, telephone marketing, direct mail solicitation, referrals from clients and other companies in IT Services and Commercial Staffing and advertising in a variety of local and national media. These advertisements appear in the Yellow Pages, newspapers and trade publications. Local employees are also encouraged to be active in civic organizations and industry trade groups to facilitate the development of new customer relationships.

           The information technology services business is affected by the timing of holidays and seasonal vacation patterns, generally resulting in lower IT revenues and lower operating margins in the fourth quarter of each year.

COMMERCIAL STAFFING DIVISION

           At February 29, 2000, Commercial Staffing operated through 101 offices in 14 states and the District of Columbia. Commercial Staffing provides temporary personnel who perform general office and administrative services, word processing and desktop publishing, office automation, records management, production/assembly/distribution, telemarketing, finance, accounting and other staffing services. Certain of Commercial Staffing's offices also provide full-time placement and payrolling services. Payrolling services entail employment by Commercial Staffing of individuals recruited by a customer on a fee basis.

           Operations

           Commercial Staffing markets its staffing services to local and regional clients through its network of offices across the United States. The following table sets forth information at February 29, 2000, on the brand names, markets, numbers of offices and dates founded of the Commercial Staffing companies:

                                                                           NUMBER OF          DATE
                NAME                MARKETS                                OFFICES(1)       FOUNDED
                ----                -------                                ----------       -------
Abar Staffing                       San Francisco Bay Area, CA                  3             1954

Allegheny Personnel                 Pittsburgh, PA                              5             1972

Ann Wells Personnel                 Silicon Valley, CA                          1             1980

Creative Staffing                   Charlotte, NC                              10             1972

Denver Staffing                     Denver, CO                                  3             1978

FirstWord Staffing Services         Dallas, TX                                  8             1978

Fox Staffing Resources              Richmond and Charlottesville, VA            5             1978
                                    Washington, DC

Jeffrey Staffing Group              Boston, MA                                 11             1971
                                    Warwick, RI

Profile Temporaries                 Loop Area of Chicago, IL                    1             1979

Sloan Staffing Services             New York, NY                                1             1962

Temp Connection                     Long Island, NY                             2             1982
                                    Secaucus, New Jersey

The Temporary Connection            Houston, Dallas, Austin, TX                 7             1983

TempWorld                           Atlanta, GA                                11             1980
                                    Birmingham, AL

Thomas Staffing                     Los Angeles/Orange County, CA              21             1969
                                    Riverside/San Bernardino, CA
                                    San Diego, CA

West Personnel Service              North and West Suburban Chicago, IL         8             1954

Word Processing Professionals       New York, NY                                2             1982

Word Processors Personnel Services  Atlanta, GA                                 2             1978

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

           Sales and Marketing

           Commercial Staffing has implemented a business development program to target potential customers with temporary staffing needs and to maintain and expand existing customer relationships. The marketing efforts of Commercial Staffing are decentralized and capitalize on long-standing business relationships with the clients of Commercial Staffing's companies and their established brand names, which have been in use for 20 years on average. Commercial Staffing obtains new clients primarily through personal sales presentations and referrals from other clients of Commercial Staffing and IT Services and supports its sales efforts with telemarketing, direct mail solicitation and advertising in a variety of local and national media, including the Yellow Pages, newspapers, magazines and trade publications.

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

RECRUITING AND RETENTION OF CONSULTANTS AND TEMPORARY EMPLOYEES

           The Company recruits its Commercial Staffing temporary associates and IT Services consultants through a decentralized recruiting program that primarily utilizes local and national advertisements and the Internet. In addition, the Company has succeeded in recruiting qualified employees through referrals from its existing labor force. To encourage further referrals, most of the companies in IT Services and Commercial Staffing pay referral fees to employees responsible for attracting new recruits. The Company interviews, tests, checks references and evaluates the skills of applicants for temporary employment, utilizing systems and procedures developed and enhanced over the years. Commercial Staffing employs temporary associates on an as needed basis dependent upon client demand. These temporary associates are paid only for time they actually work.

           In an effort to attract a broad spectrum of qualified employees, the Company offers a wide variety of employment options and training programs. The Company emphasizes the utilization of salaried full-time status for its consultants with the payment of annual salaries irrespective of assignment. In addition, IT Services operates a number of formal and informal training programs to provide its consultants with access to and training in new software applications and a diverse mix of mainframe, client/server and other computer technologies. The Company believes that these training initiatives have improved consultant recruitment and retention, increased the technical skills of IT Services' personnel and resulted in better service for IT Services' clients.

           The Company provides competitive compensation packages and comprehensive benefits for all of its temporary associates and IT Services consultants. Most of the temporary associates and IT Services consultants are eligible for the Company's 401(k) matching plans and employee stock purchase plan.

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

           The Company utilizes branch paybill systems for Commercial Staffing. The paybill processing system provides payroll processing and customer invoicing. Installation of this system began in the second quarter of 1996 and has been completed in all of the Division companies.

           The Company has also installed common financial and human resources systems in over 45% of its IT Services offices. Installation of these systems in the existing companies began in the second quarter of 1998 and is expected to continue through the year 2000.

COMPETITION

           The United States staffing services market is highly competitive and highly fragmented, with more than 15,000 offices competing in the industry, and has limited barriers to entry. However, the commercial staffing and information technology services industries have undergone significant consolidation. A number of publicly owned companies specializing in professional staffing services in the United States have greater marketing, financial and other resources than the Company.

           In the temporary staffing industry, competition generally is limited to firms with offices located within a customer's particular local market. In most major markets, commercial staffing competitors generally include many of the publicly traded companies and, in addition, numerous regional and local full-service and specialized temporary service agencies, some of which may operate only in a single market. Competitors for information technology services include local IT staffing and consulting firms, large, multi-service staffing and consulting firms and the consulting affiliates of large accounting firms.

           Since many clients contract for their staffing services locally, competition varies from market to market. In most areas, no single company has a dominant share of the market. Many client companies use more than one staffing services company, and it is common for large clients to use several staffing services companies at the same time. However, in recent years there has been a significant increase in the number of large customers consolidating their temporary staffing purchases with a single supplier or with a smaller number of preferred vendors. The trend to consolidate temporary staffing purchases has in some cases made it more difficult for the Company to gain business from potential customers who have already contracted to fill their staffing needs with competitors of the Company. In other cases, the Company has been able to increase the volume of business with certain customers who choose to purchase staffing services primarily from the Company.

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

EMPLOYEES

           At February 29, 2000, the Company had approximately 1,350 permanent administrative employees. Additionally, approximately 3,000 of the information technology consultants in IT Services were full-time salaried or hourly employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relationships with its employees are good.

ITEM 2.    PROPERTIES

           Generally, the Company's offices are leased under leases of relatively moderate duration (typically three to five years, with options to extend) containing customary terms and conditions. IT Services and Commercial Staffing offices are typically in high quality office or industrial buildings, and occasionally in retail buildings, and the Company's headquarters facilities and regional offices are in similar facilities.

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

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

           The information required by this Item is included in the Company's Annual Report under the caption "Market for Registrant's Common Equity and Related Shareholder Matters," which information is set forth in Exhibit 13.1 to this Form 10-K and is hereby incorporated herein by reference.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The information required by this Item is included in the Company's Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk Disclosures," which information is set forth in Exhibit 13.1 to this Form 10-K and is hereby incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The information required by this Item is included in the Company's Annual Report under the captions "Report of Independent Accountants", "Consolidated Balance Sheets", "Consolidated Statements of Income", "Consolidated Statements of Shareholders' Equity", "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" which information is set forth in Exhibit 13.1 to this Form 10-K and is hereby incorporated herein by reference.

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

           The Company has no relationships or transactions to report under this
Item 13.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

       a.    Documents filed as part of this Report

             (1) The following Report of Independent Public Accountants and financial statements of the Company are contained in Item 8 above:

                 CONSOLIDATED FINANCIAL STATEMENTS:

                      Report of Independent Public Accountants

                      Consolidated Balance Sheets as of January 2, 2000 and January 3, 1999

                      Consolidated Statements of Income for the years ended January 2, 2000, January 3, 1999 and December 28, 1997

                      Consolidated Statements of Shareholders' Equity for the years ended January 2, 2000, January 3, 1999 and December 28, 1997

                      Consolidated Statements of Cash Flows for the years ended January 2, 2000, January 3, 1999 and December 28, 1997

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

       b.    Reports on Form 8-K

           The Company filed no Current Reports on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2000.

                                             PERSONNEL GROUP of AMERICA, INC.

                                             By: /s/ James C. Hunt
                                                ------------------------------
                                                 James C. Hunt
                                                 President and Chief Operating
                                                 Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 28, 2000.

                         Signature

/s/ Kevin P. Egan                      Chairman of the Board
---------------------------
Kevin P. Egan

/s/ James C. Hunt                      President, Chief Operating Officer and
---------------------------            Director
James C. Hunt

/s/ Ken R. Bramlett, Jr.               Senior Vice President, Chief Financial
---------------------------            Officer and Director
Ken R. Bramlett, Jr.

/s/ J. Roger King                      Director
---------------------------
J. Roger King

                                       Director
---------------------------
James V. Napier

/s/ William J. Simione, Jr.            Director
---------------------------
William J. Simione, Jr.

/s/ Janice L. Scites                   Director
---------------------------
Janice L. Scites

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

 10.2+      Amended and Restated Management Incentive             10.2               10-K for year
            Compensation Plan                                                        ended 1/3/99

 10.3+      Employee Stock Purchase Plan, as amended               *

 10.4#+     Director and Officer Indemnification                  10.3               10-K for year
            Agreement of James V. Napier                                            ended 12/31/95

 10.5+      Employment Agreement between the Company              10.9             10-Q for quarter
            and Edward P. Drudge, Jr.                                                ended 9/30/95

 10.6+      Amendment No. 1 to Employment Agreement               10.6            10-K for year ended
            between the Company and Edward P. Drudge,                                   12/28/97
            Jr.

 10.7+      Supplemental Retirement Plan for Edward                *
            P. Drudge, Jr.

 10.8+      Form of Retirement Agreement between the               *
            Company and Edward P. Drudge, Jr.

                                                         FILED HEREWITH (*)
                                                         NON-APPLICABLE (NA)
                                                          OR INCORPORATED BY
                                                            REFERENCE FROM

                                                               PREVIOUS            COMPANY REG. NO.
EXHIBIT                                                        EXHIBIT                 OR
NUMBER                       DESCRIPTION                       NUMBER                 REPORT
------                       -----------                       ------                 ------
 10.9+      Employment Agreement between the Company             10.10            10-K for year ended
            and James C. Hunt                                                           12/29/96

 10.10+     Employment Agreement between the Company             10.13            10-K for year ended
            and Ken R. Bramlett, Jr.                                                    12/29/96

 10.11+     Employment Agreement between the Company              10.9            10-K for year ended
            and Michael H. Barker                                                        1/3/99

 10.12      Amended and Restated Non-Qualified                   10.16            10-K for year ended
            Profit-Sharing Plan                                                         12/29/96

 10.13+     Director's Non-Qualified Deferred Fee Plan           10.12            10-K for year ended
                                                                                        12/28/97

 10.14      Amended and Restated Credit Agreement                10.15                 333-31863
            among the Company and its subsidiaries,
            the Lenders party thereto and
            NationsBank, N.A., as agent

 10.15      Amendment No. 1 to Amended and Restated              10.14              10-Q for quarter
            Credit Agreement among the Company and                                   ended 3/29/98
            its Subsidiaries, The Lenders party
            thereto and NationsBank, N.A., as Agent

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

 21.1       Subsidiaries of the Company                            *

                                                          FILED HEREWITH (*)
                                                         NON-APPLICABLE (NA)
                                                          OR INCORPORATED BY
                                                            REFERENCE FROM

                                                               PREVIOUS            COMPANY REG. NO.
EXHIBIT                                                        EXHIBIT                 OR
NUMBER                       DESCRIPTION                       NUMBER                 REPORT
------                       -----------                       ------                 ------
 23.1       Consent of PricewaterhouseCoopers LLP                  *

 27.1       Financial Data Schedule                                *


# This Exhibit is substantially identical to Director and Officer Indemnification Agreements (i) of the same date between the Company and the following individuals: Kevin P. Egan, J. Roger King, and William Simione, Jr.;
(ii) dated April 17, 1998 between the Company and each of James C. Hunt and Ken
R. Bramlett, Jr.; and (iii) dated August 9, 1999 between the Company and Jancie
L. Scites.

+ Management Contract or Compensatory plan required to be filed under Item 14(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.