Form 10-Q
period 2000-04-02
PERSONNEL GROUP OF AMERICA INC
filed 2000-05-17
CIK 948850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended April 2, 2000


                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

             For the transition period from __________to____________

                        Commission File Number 001-13956

                        PERSONNEL GROUP OF AMERICA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                          Delaware                                56-1930691
--------------------------------------------------------------------------------
             (State or other jurisdiction of                    (IRS Employer
             incorporation or organization)                  Identification No.)

5605 Carnegie Blvd., Suite 500, Charlotte, North Carolina           28209
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

                                 [X] Yes [ ] No

As of May 12, 2000, there were 23,942,667 shares of outstanding common stock, par value $.01 per share.

                        PERSONNEL GROUP OF AMERICA, INC.
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.    Financial Statements (unaudited)
                Consolidated Statements of Income.........................    3
                Consolidated Balance Sheets...............................    4
                Consolidated Statements of Cash Flows.....................    5
                Notes to Consolidated Financial Statements................    6

Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............    9

Item 3.    Quantitative and Qualitative Disclosures
                About Market Risk.........................................   13


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K...............................   13

Signatures................................................................   14

Exhibit Index ............................................................   15

                        PERSONNEL GROUP OF AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE PERIODS ENDED APRIL 2, 2000 AND APRIL 4, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     Three months ended
                                                  April 2,        April 4,
                                                    2000            1999
                                                  --------        --------

REVENUES                                          $216,856        $229,638

DIRECT COSTS OF SERVICES                           155,875         165,602
                                                  --------        --------
     Gross profit                                   60,981          64,036

OPERATING EXPENSES
     Selling, general and administrative            42,198          42,935
     Depreciation and amortization                   5,781           5,070
                                                  --------        --------
         Total operating expenses                   47,979          48,005

OPERATING INCOME BEFORE NONRECURRING COSTS          13,002          16,031
NONRECURRING COSTS                                   1,452              --
                                                  --------        --------
OPERATING INCOME                                    11,550          16,031
INTEREST EXPENSE                                     4,434           3,733
                                                  --------        --------

INCOME BEFORE INCOME TAXES                           7,116          12,298
PROVISION FOR INCOME TAXES                           3,074           5,165
                                                  --------        --------

NET INCOME                                        $  4,042        $  7,133
                                                  ========        ========

NET INCOME PER BASIC SHARE                        $   0.16        $   0.22

NET INCOME PER DILUTED SHARE                      $   0.16        $   0.21



        The accompanying notes are an integral part of these statements.

                        PERSONNEL GROUP OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        APRIL 2, 2000 AND JANUARY 2, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          April 2,           Jan. 2,
ASSETS                                                                      2000              2000
                                                                         ---------         ---------
Current assets:
     Cash and cash equivalents                                           $     576         $   5,752
     Accounts receivable, net                                              126,719           125,968
     Prepaid expenses and other current assets                               6,971             5,690
     Deferred income taxes                                                   6,594             6,594
     Notes receivable from sale of discontinued operations                     885               885
                                                                         ---------         ---------
         Total current assets                                              141,745           144,889

Property and equipment, net                                                 25,972            25,776
Intangible assets, net                                                     557,448           560,113
Other assets                                                                 4,662             4,572
                                                                         ---------         ---------
         Total assets                                                    $ 729,827         $ 735,350
                                                                         =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                   $     693         $     956
     Accounts payable                                                        8,518             8,535
     Accrued wages, benefits and other                                      46,444            47,859
     Income taxes payable                                                    2,379               752
                                                                         ---------         ---------
         Total current liabilities                                          58,034            58,102

Long-term debt                                                             271,284           253,395
Other long-term liabilities                                                 32,292            54,010
                                                                         ---------         ---------
         Total liabilities                                                 361,610           365,507

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value; shares authorized 5,000;
        No shares issued and outstanding                                        --                --
     Common stock, $.01 par value; shares authorized 95,000;
        33,065 shares issued at April 2, 2000 and January 2, 2000              331               331
     Additional paid-in capital                                            329,970           330,237
     Retained earnings                                                      98,878            94,836
     Deferred compensation                                                     (35)              (61)
                                                                         ---------         ---------
                                                                           429,144           425,343
       Less common stock held in treasury at cost -
           8,371 shares at April 2, 2000 and 7,587 shares at               (60,927)          (55,500)
           January 2, 2000                                               ---------         ---------
           Total shareholders' equity                                      368,217           369,843
                                                                         ---------         ---------
           Total liabilities and shareholders' equity                    $ 729,827         $ 735,350
                                                                         =========         =========

      The accompanying notes are an integral part of these balance sheets.

                        PERSONNEL GROUP OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE PERIODS ENDED APRIL 2, 2000 AND APRIL 4, 1999
                                 (IN THOUSANDS)


                                                                             Three months ended
                                                                          April 2,         April 4,
                                                                            2000             1999
                                                                          --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $  4,042         $  7,133
     Adjustments to reconcile net income from continuing
          operations to net cash provided by operating activities:
          Depreciation and amortization                                      5,781            5,070
          Deferred income taxes, net                                            --            1,133
          Changes in assets and liabilities:
               Accounts receivable                                            (751)          (2,753)
               Accounts payable and accrued liabilities                        453            4,348
               Income taxes payable                                          1,627            1,496
               Other, net                                                   (1,345)          (1,134)
                                                                          --------         --------
     Net cash provided by operating activities                               9,807           15,293

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash used in acquisitions, net of cash acquired                       (25,438)         (10,095)
     Purchases of property and equipment, net                               (1,958)          (3,321)
                                                                          --------         --------
     Net cash used in investing activities                                 (27,396)         (13,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments under credit facility                                      (11,000)         (10,500)
     Borrowings under credit facility                                       29,000           34,500
     Repurchases of common stock                                            (5,874)         (26,469)
     Repayments of seller notes and other borrowings                          (374)          (1,344)
     Proceeds from  employee stock purchase plan and exercise
          of stock options                                                     661            1,968
                                                                          --------         --------

     Net cash provided by (used in) financing activities                    12,413           (1,845)

     Net (decrease) increase in cash and cash equivalents                   (5,176)              32

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             5,752              962
                                                                          --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $    576         $    994
                                                                          ========         ========

        The accompanying notes are an integral part of these statements.

                        PERSONNEL GROUP OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1)      GENERAL

         The unaudited consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended January 2, 2000. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

(2)      INTANGIBLE ASSETS

         Intangible assets primarily consist of goodwill associated with the acquired businesses. The Company allocates the excess of cost over the fair value of net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although the Company believes that goodwill has an unlimited life, the Company amortizes such costs on a straight-line basis over 40 years. Other intangibles consist primarily of covenants not to compete. Accumulated amortization of intangible assets amounted to $42,709 and $38,690 at April 2, 2000 and January 2, 2000, respectively. Amortization expense for the quarters ended April 2, 2000 and April 4, 1999 was $4,019 and $3,808, respectively.

         The Company periodically evaluates the recoverability of its investment in intangible assets in relation to anticipated future cash flows on an undiscounted basis. Based on this assessment, the Company expects its investment in excess of cost over fair value of net assets and other intangibles to be fully recovered.

(3)      LONG-TERM DEBT

         Long-term debt consisted of the following at April 2, 2000 and January 2, 2000:

                                                            April 2,         January 2,
                                                              2000              2000
                                                           ---------         ---------
5-3/4% Convertible Subordinated Notes due July 2004        $ 115,000         $ 115,000
$200,000 revolving credit facility due June 2002             156,000           138,000
Notes payable to sellers of acquired companies
       and other                                                 977             1,351
                                                           ---------         ---------
                                                             271,977           254,351
               Less current portion                             (693)             (956)
                                                           ---------         ---------
                                                           $ 271,284         $ 253,395
                                                           =========         =========

(4)      NET INCOME PER SHARE

         In accordance with FAS 128, the following tables reconcile net income and weighted average diluted shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of the quarters ended April 2, 2000 and April 4, 1999:

                                                                       April 2,       April 4,
                                                                         2000          1999
                                                                       -------        -------
BASIC EARNINGS PER SHARE:
     Net income                                                        $ 4,042        $ 7,133
                                                                       =======        =======

     Weighted average shares outstanding                                25,194         32,310
     Basic earnings per share                                          $  0.16        $  0.22
                                                                       =======        =======

DILUTED EARNINGS PER SHARE:
     Net income                                                        $ 4,042        $ 7,133
        Add:  Interest expense on Convertible Notes, net of tax          1,064          1,064
                                                                       -------        -------
     Diluted net income                                                  5,106          8,197

     Weighted average shares outstanding                                25,194         32,310
        Add:  Dilutive employee stock options                              173            229
        Add:  Assumed conversion of Convertible Notes                    6,456          6,456
                                                                       -------        -------

     Diluted weighted average shares outstanding                        31,823         38,995

     Diluted earnings per share                                        $  0.16        $  0.21
                                                                       =======        =======

Stock options to purchase 2,703,660 and 1,546,612 shares of Common Stock were outstanding during the three months ended April 2, 2000, and April 4, 1999, respectively, but were excluded from the computation of net income per diluted share because their effect was antidilutive.

(5)      SEGMENT INFORMATION

         The Company is organized in two segments: Information Technology Services ("IT Services") and Commercial Staffing Services ("Commercial Staffing"). IT Services provides technical staffing, training and information technology consulting services. Commercial Staffing provides temporary staffing services, placement of full-time employees and on-site management of temporary employees. The Company evaluates segment performance based on income from operations before corporate expenses, amortization of intangible assets, interest and income taxes. Because of the Company's substantial intangible assets, management does not consider total assets by segment an important management tool and, accordingly, the Company does not report this information separately.

         The table below presents segment information for the quarters ended April 2, 2000 and April 4, 1999:

                                         April 2,         April 4,
                                           2000            1999
                                         --------        --------
Revenues
    IT Services                          $132,699        $146,600
    Commercial Staffing                    84,157          83,038
                                         --------        --------
       Total revenues                     216,856         229,638
                                         --------        --------

Operating income
    IT Services                            11,754          15,410
    Commercial Staffing                     8,139           6,960
                                         --------        --------
       Total operating income              19,893          22,370

Corporate expenses                          2,872           2,531
Amortization of intangible assets           4,019           3,808
Nonrecurring costs                          1,452              --
Interest expense                            4,434           3,733
                                         --------        --------
Income before income taxes               $  7,116        $ 12,298
                                         ========        ========


         The following table sets forth identifiable assets by segment at April 2, 2000 and January 2, 2000:

                                         April 2,         Jan. 2,
                                           2000            2000
                                         --------        --------
Accounts receivable, net
  IT Services                            $ 85,025        $ 81,990
  Commercial Staffing                      41,292          43,602
  Corporate                                   402             376
                                         --------        --------
   Total accounts receivable, net        $126,719        $125,968
                                         ========        ========


(6)      NONRECURRING COSTS

         In connection with the retirement of the Company's Chief Executive Officer in February 2000, the Company agreed to provide certain severance, retirement and other benefits to such officer. The total pre-tax cost to the Company of this arrangement (reduced by amounts that the Company had previously accrued for retirement benefits for this officer) is approximately $1.5 million and was recorded in the quarter ended April 2, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and related notes appearing elsewhere in this report. The Company's fiscal year ends on the Sunday nearest to December 31.

         The Company has two business lines: Information Technology Services ("IT Services") and Commercial Staffing Services ("Commercial Staffing"). IT Services provides technical staffing, training and information technology consulting services. Commercial Staffing provides temporary staffing services, placement of full-time employees and on-site management of temporary employees. Approximately 61% of the Company's first quarter 2000 revenues came from IT Services and 39% came from Commercial Staffing.

         The following table sets forth the number of the Company's offices by business line at the end of the years indicated and at April 2, 2000:

                                                          Fiscal Year End
                                   April 2,       ----------------------------
                                     2000         1999         1998       1997
                                   --------       ----         ----       ----
      IT Services                      43           43           47         30
      Commercial Staffing             101          101          100         82
                                      ---          ---          ---        ---
            Total offices             144          144          147        112
                                      ===          ===          ===        ===

         During the first quarter of 2000, the Company's Chief Executive Officer retired from his positions as an officer, employee and director of the Company. The Company incurred a nonrecurring pre-tax expense of approximately $1.5 million in the first quarter relating to severance and other benefits for the departed executive.

         The Company made a number of acquisitions of IT Services and Commercial Staffing companies in 1996, 1997 and 1998. Each of the Company's acquisitions has been accounted for using the purchase method of accounting. The Company allocates the excess of cost over the fair value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although the Company believes that goodwill has an unlimited life, the Company amortizes such costs on a straight-line basis over 40 years. Intangible assets represented 76.4% of total assets and 151.4% of total shareholders' equity at April 2, 2000. The Company periodically evaluates the recoverability of its investment in excess of cost over fair value of net assets acquired and other intangibles in relation to anticipated future cash flows on an undiscounted basis. Based on this assessment, the Company expects its investment in intangible assets to be fully recovered.

         Although the Company's acquisition program has been much less active since 1998, the Company intends to continue evaluating acquisition opportunities in the normal course of its business. The Company's revenues and expenses may be significantly affected by the number and timing of the opening or acquisition of additional offices or businesses. The timing of such expansion activities also can affect period-to-period comparisons of the Company's results of operations.

         The information technology services business is affected by the timing of holidays and seasonal vacation patterns, generally resulting in lower IT revenues and lower operating margins in the fourth quarter of each year. The commercial staffing business is subject to the seasonal impact of summer and holiday employment trends. Typically, the second six months of each calendar year are more heavily affected as companies tend to increase their use of temporary personnel during this period. While the commercial staffing industry is cyclical, the Company believes that the broad geographic coverage of its operations, its emphasis on high-end clerical staffing, and its rapid expansion into the less cyclical information technology staffing and consulting sectors, may partially mitigate the adverse effects of economic cycles in a single industry or geographic region.


RESULTS OF OPERATIONS

         QUARTER ENDED APRIL 2, 2000 VERSUS QUARTER ENDED APRIL 4, 1999

         Revenues. Total revenues declined 5.6% to $216.9 million in the first quarter of 2000 from $229.6 million in 1999. IT Services revenues declined 9.5% to $132.7 million in the first quarter of 2000 primarily as the result of the residual impact of Y2K issues on customer demand and slower than expected project starts at two of the Company's largest IT Services operations. Commercial Staffing revenues were up 1.3% to $84.2 million in the first quarter of 2000 primarily due to growth in permanent placement revenues and the retail component of the Company's temporary staffing business.

         Direct Costs of Service and Gross Profit. Direct costs, consisting of payroll and related expenses of consultants and temporary workers, decreased 5.9% to $155.9 million in the first quarter of 2000 on the lower revenue. Gross margin as a percentage of revenues increased 20 basis points to 28.1% for the first quarter of 2000 from 27.9% during 1999. This increase primarily was the result of the continued strength of the Company's higher margin permanent placement business. Although pay rate increases during the first quarter were generally passed on to the Company's customers through higher bill rates, there can be no assurance that the Company will be able to pass on pay rate increases to its customers in the future.

         Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses, before nonrecurring charges, and depreciation and amortization expense, were $48.0 million in the first quarter of 2000, unchanged from the first quarter last year. As a percentage of revenues, selling, general and administrative expenses, before nonrecurring charges, increased to 19.5% in the first quarter, up 80 basis points from last year. This increase was caused by continuing investments in management personnel and information systems and the continued strength of the Company's permanent placement business (which typically carries higher gross margins and higher operating expenses than Commercial Staffing's temporary staffing business). In addition, depreciation and amortization expense increased to 2.7% of revenues in the first quarter of 2000 from 2.2% last year primarily due to increased amortization expense resulting from earn-out payments related to prior acquisitions and continuing investments in management information systems.

         Interest Expense. Interest expense increased to $4.4 million in the first quarter of 2000 from $3.7 million in 1999 as the Company borrowed additional funds to make earn-out payments and finance its share repurchase programs. Additionally, average interest on borrowings was 7.4%, up 120 basis points over the first quarter last year. See "Liquidity and Capital Resources."

         Income Tax Expense. The effective tax rate increased to 43.2% in the first quarter of 2000 from 42.0% in 1999 primarily because nondeductible amortization expense related to acquisitions increased during 1999 as a percentage of the Company's pretax income. The Company's effective tax rate has historically been higher than the U.S. federal statutory rate of 35.0% primarily due to state income taxes and nondeductible amortization expense.

         Net Income. Net income decreased 43.3% to $4.0 million in the first quarter of 2000 from $7.1 million in 1999 due to the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of cash are from operations and borrowings under the Company's $200.0 million revolving credit facility (the "Credit Facility"). The Company's principal uses of cash are to fund working capital, capital expenditures and share repurchases under the Company's share repurchase programs. Prior to 1999, the Company had also used substantial cash to fund its acquisition program. The Company's acquisition activity declined significantly in 1999, however, and the use of cash for acquisitions declined accordingly.

      For the quarter ended April 2, 2000, cash provided by operating activities decreased to $9.8 million from $15.3 million for the quarter ended April 4, 1999, primarily as a result of lower earnings before depreciation and amortization in the quarter. In the aggregate, days sales outstanding were 52 days at April 2, 2000, unchanged from April 4, 1999. Cash used for investing activities increased to $27.4 million in the quarter from $13.4 million in 1999 primarily as a result of contingent earn-out payments relating to acquisitions.

      As of April 2, 2000, the Company was obligated to make certain contingent earnout payments to former owners of acquired businesses. Earnout payments made during the first quarter of 2000 were approximately $25.3 million in the aggregate (including $16.6 million in payments made on January 3, 2000). Earnout payments based on earnings for periods ending after April 2, 2000 and beyond are contingent on the future performance of such acquired businesses, and thus the actual amount cannot be determined at this date. The Company estimates, based on certain assumptions as to the future performance of such acquired businesses, that aggregate earnout payments may be in the range of $7.0 million to $9.0 million during the balance of 2000. There can be no assurance, however, that the future performance of the acquired businesses will be consistent with the assumptions used in establishing the foregoing estimates, or that the actual amounts of any earnout payments will not differ materially from the estimates set forth herein.

      The Company began a project in 1998 to replace the financial and human resource systems for its IT Services companies. Installation of these systems for the remaining companies is expected to continue through the end of the year 2000. The Company expects to spend one to one and one-half percent of its 2000 revenues on management information systems and other capital expenditures not directly related to acquisitions, including the project to replace the financial and human resource systems discussed above. There can be no assurance that there will not be unanticipated costs or delays associated with these installations or that the systems will operate as expected.

      The Company repurchased .9 million shares of its Common Stock during the first quarter of 2000 at an aggregate purchase price of $6.4 million. Between April 2, 2000, and May 12, 2000, the Company repurchased an additional .8 million shares of Common Stock for an aggregate purchase price of approximately $4.2 million. As of May 12, 2000, the Company had authorization from its Board of Directors to repurchase an additional $11.3 million of Common Stock. These share repurchases were made from time to time in accordance with applicable securities regulations in open market or privately negotiated transactions. All share repurchases were financed with cash from operations and borrowings under the Credit Facility and all repurchased shares have been held in the Company's treasury and are available for resale and for general corporate purposes.

      The Credit Facility is a five-year, $200.0 million revolving line of credit due June 2002. As of May 12, 2000, $165 million of borrowings were outstanding under the Credit Facility and approximately $6.6 million had been used for the issuance of undrawn letters of credit to secure the Company's workers' compensation programs. In the first quarter of 2000, the weighted average interest rate under the Credit Facility was 7.4%.

         The Company believes that cash flow from operations and borrowing capacity under the Credit Facility will be adequate to meet its presently anticipated needs for working capital, capital expenditures and share repurchases. In the event that significant acquisition activity resumed short-term, the Company would likely be required to seek alternative sources of capital, such as an expansion of the Credit Facility or one or more offerings of additional debt or equity securities of the Company. There can be no assurance, however, that other alternative sources will be available, if and when needed, on favorable terms.

YEAR 2000 COMPLIANCE

         The Company uses software and related information technologies and systems throughout its business that could be affected by the failure to correctly interpret and process dates after 1999. Accordingly, the Company attempted to identify and assess its areas of risk related to the year 2000 issue. The Company experienced no disruptions to its business as the result of the changes to calendar year 2000 and believes, based on its experience and upon representations from certain of its software vendors, that its key computer systems and related software are substantially year 2000 compliant.

         IT Services has performed work for clients to assist them in modifying their computer systems and software to make them year 2000 compliant, although this type of work did not represent a significant portion of IT Services' services. Generally, this work is preformed under the direction and supervision of the client, and the Company seeks to limit its liability contractually. Additionally, the Company maintains errors and omissions insurance to protect against these risks. Although to date the Company is unaware of any claims from its clients based on its work on year 2000 projects, there can be no assurance that the Company will not incur liabilities or experience other problems in the future related to the year 2000 issue or that any such liabilities or problems will not be material.

FORWARD-LOOKING INFORMATION

      This report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain various "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management's belief and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect" and similar expressions may identify forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or financial condition may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's actual results, performance or financial condition are fluctuations in the economy, the degree and nature of competition, demand for the Company's services, including the impact of changes in utilization rates, changes in laws and regulations affecting the Company's business, the Company's ability to complete acquisitions and integrate the operations of acquired businesses, to recruit and place temporary professions, to expand into new markets, and to maintain profit margins in the face of pricing pressures and wage inflation and other matters discussed in this report and the Company's other filings with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company's outstanding debt under the Credit Facility at April 2, 2000, was $156.0 million. Interest on borrowings under the Credit Facility is based on LIBOR plus a variable margin. Based on the outstanding balance at April 2, 2000, a change of 1% in the interest rate would cause a change in interest expense of approximately $1.6 million on an annual basis.


PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - The exhibits filed with or incorporated by reference into this Form 10-Q are set forth in the Exhibit Index, which immediately precedes the exhibits to this report.

     (b) Reports on Form 8-K -The Company filed one current report on Form 8-K, dated February 10, 2000, during the quarter ended April 2, 2000. This report incorporated by reference the contents of a Company press release issued on February 10, 2000, announcing the retirement of the Company's Chief Executive Officer, the appointment of Kevin Egan as Chairman and the formation of an interim Office of the President.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PERSONNEL GROUP OF AMERICA, INC.
                                       (Registrant)


Date: May 17, 2000                     By:    /s/ James C. Hunt
                                           -------------------------------------
                                           James C. Hunt
                                           President and Chief Operating Officer

Date: May 17, 2000                     By:   /s/ Ken R. Bramlett, Jr.
                                           -------------------------------------
                                           Ken R. Bramlett, Jr.
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer

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

     10.2+        Amended and Restated Management Incentive                 10.2                  10-K for year
                  Compensation Plan                                                                ended 1/3/99

     10.3+        Employee Stock Purchase Plan, as amended                  10.3                  10-K for year
                                                                                                   ended 1/2/00

     10.4#+       Director and Officer Indemnification                      10.3                  10-K for year
                  Agreement of James V. Napier                                                    ended 12/31/95

     10.5+        Employment Agreement between the Company and              10.10                 10-K for year
                  James C. Hunt                                                                   ended 12/29/96


     10.6+        Employment Agreement between the Company and              10.13                 10-K for year
                  Ken R. Bramlett, Jr.                                                            ended 12/29/96

     10.7+        Employment Agreement between the Company and              10.9               10-K for year ended
                  Michael H. Barker                                                                   1/3/99

     10.8+        Supplemental Retirement Plan for Edward P.                10.7               10-K for year ended
                  Drudge, Jr.                                                                         1/2/00

     10.9+        Retirement Agreement between the Company and                *
                  Edward P. Drudge, Jr.

     10.10        Amended and Restated Non-Qualified                        10.16                 10-K for year
                  Profit-Sharing Plan                                                             ended 12/29/96

     10.11+       Director's Non-Qualified Deferred Fee Plan                10.12              10-K for year ended
                                                                                                     12/28/97

     10.12        Amended and Restated Credit Agreement between             10.15                   333-31863
                  the Company and its subsidiaries, the Lenders
                  party thereto and NationsBank N.A., as Agent

     10.13        Amendment No. 1 to Amended and Restated                   10.14             10-Q for quarter ended
                  Credit Agreement among the Company and its                                         3/29/98
                  Subsidiaries,  The Lenders party thereto and
                  NationsBank, N.A., as agent

     10.14        Stock Purchase Agreement for the sale of                    1                 8-K dated 12/26/97
                  Nursefinders between PFI Corp., Nursefinders,
                  Inc., and Nursefinder Acquisition Corp.

     10.15        Registration Rights Agreement between the                 10.17                   333-31863
                  Company and the Initial Purchasers

      27.1        Financial Data Schedule                                     *
                  (For SEC Purposes Only)

# This Exhibit is substantially identical to Director and Officer Indemnification Agreements (i) of the same date between the Company and the following individuals: Kevin P. Egan, J. Roger King and William Simione, Jr.; (ii) dated April 17, 1998 between the Company and each of James C. Hunt and Ken R. Bramlett, Jr.; and (iii) dated August 9, 1999 between the Company and Janice L. Scites.

+        Management contract or compensatory plan required to be filed under
         Item 14(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.