Form 10-Q
period 2000-07-02
PERSONNEL GROUP OF AMERICA INC
filed 2000-08-16
CIK 948850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended July 2, 2000


                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from           to
                                            ----------  ------------

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

                                 [X] Yes              [ ] No

As of August 11, 2000, there were 24,943,010 shares of outstanding common stock, par value $.01 per share.

                        PERSONNEL GROUP OF AMERICA, INC.
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                                                     Page
                                                                                                     ----
Item 1.  Financial Statements (unaudited)
                  Consolidated Statements of Income ............................................       3
                  Consolidated Balance Sheets ..................................................       4
                  Consolidated Statements of Cash Flows ........................................       5
                  Notes to Consolidated Financial Statements ...................................       6

Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ................................       9

Item 3.  Quantitative and Qualitative Disclosures
                  about Market Risk ............................................................      14


PART II - OTHER INFORMATION

Item 2.  Changes in Securities .................................................................      14

Item 4.  Submission of Matters to Vote of Security Holders .....................................      14

Item 6.  Exhibits and Reports on Form 8-K ......................................................      15

Signatures .....................................................................................      16

Exhibit Index ..................................................................................      17

                        PERSONNEL GROUP OF AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE PERIODS ENDED JULY 2, 2000 AND JULY 4, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                Three Months Ended           Six Months Ended
                                               July 2,       July 4,       July 2,       July 4,
                                                2000          1999          2000          1999
                                              --------      --------      --------      --------
REVENUES                                      $223,006      $234,826      $439,862      $464,465

DIRECT COSTS OF SERVICES                       158,242       167,043       314,117       332,647
                                              --------      --------      --------      --------
     Gross profit                               64,764        67,783       125,745       131,818

OPERATING EXPENSES
     Selling, general and administrative        46,394        43,947        88,592        86,881
     Depreciation and amortization               6,173         5,303        11,954        10,373
                                              --------      --------      --------      --------
         Total operating expenses               52,567        49,250       100,546        97,254

OPERATING INCOME BEFORE NONRECURRING            12,197        18,533        25,199        34,564
     COSTS
NONRECURRING COSTS                                  --            --         1,452            --
                                              --------      --------      --------      --------
OPERATING INCOME                                12,197        18,533        23,747        34,564
INTEREST EXPENSE                                 5,079         4,393         9,513         8,126
                                              --------      --------      --------      --------

INCOME BEFORE INCOME TAXES                       7,118        14,140        14,234        26,438
PROVISION FOR INCOME TAXES                       3,203         5,939         6,277        11,104
                                              --------      --------      --------      --------

NET INCOME                                    $  3,915      $  8,201      $  7,957      $ 15,334
                                              --------      --------      --------      --------

NET INCOME PER BASIC SHARE                    $   0.16      $   0.31      $   0.32      $   0.52

NET INCOME PER DILUTED SHARE                  $   0.16      $   0.28      $   0.32      $   0.49



        The accompanying notes are an integral part of these statements.

                        PERSONNEL GROUP OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        JULY 2, 2000 AND JANUARY 2, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       July 2,       January 2,
ASSETS                                                                  2000            2000
                                                                      ---------      ----------
Current assets:
     Cash and cash equivalents                                        $       8       $   5,752
     Accounts receivable, net                                           134,344         125,968
     Prepaid expenses and other current assets                            6,842           5,690
     Deferred income taxes                                                6,844           6,594
     Notes receivable from sale of discontinued operations                  885             885
                                                                      ---------       ---------
         Total current assets                                           148,923         144,889

Property and equipment, net                                              27,408          25,776
Intangible assets, net                                                  572,255         560,113
Other assets                                                              4,140           4,572
                                                                      ---------       ---------
         Total assets                                                 $ 752,726       $ 735,350
                                                                      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                $     944       $     956
     Accounts payable                                                     9,958           8,535
     Accrued wages, benefits and other                                   49,621          47,859
     Income taxes payable                                                 2,409             752
                                                                      ---------       ---------
         Total current liabilities                                       62,932          58,102

Long-term debt                                                          287,129         253,395
Other long-term liabilities                                              31,612          54,010
                                                                      ---------       ---------
         Total liabilities                                              381,673         365,507

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value; shares authorized 5,000;
        No shares issued and outstanding                                     --              --
     Common stock, $.01 par value; shares authorized 95,000;
        33,065 shares issued at July 2, 2000 and January 2, 2000            331             331
     Additional paid-in capital                                         325,720         330,237
     Retained earnings                                                  102,793          94,836
     Deferred compensation                                                   (9)            (61)
                                                                      ---------       ---------
                                                                        428,835         425,343
       Less common stock held in treasury at cost -
          8,122 shares at July 2, 2000 and 7,587 shares at
          January 2, 2000                                               (57,782)        (55,500)
                                                                      ---------       ---------
           Total shareholders' equity                                   371,053         369,843
                                                                      ---------       ---------
           Total liabilities and shareholders' equity                 $ 752,726       $ 735,350
                                                                      =========       =========

      The accompanying notes are an integral part of these balance sheets.

                        PERSONNEL GROUP OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE PERIODS ENDED JULY 2, 2000 AND JULY 4, 1999
                                 (IN THOUSANDS)

                                                                            Six Months Ended
                                                                         July 2,        July 4,
                                                                          2000           1999
                                                                        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                         $  7,957       $ 15,334
     Adjustments to reconcile net income from continuing
          operations to net cash provided by operating activities:
          Depreciation and amortization                                   11,954         10,373
          Deferred income taxes, net                                          --         (1,158)
          Changes in assets and liabilities:
               Accounts receivable                                        (8,376)        (6,371)
               Accounts payable and accrued liabilities                    2,597          5,999
               Income taxes payable                                        1,657          3,526
               Other, net                                                   (630)        (1,079)
                                                                        --------       --------
     Net cash provided by operating activities                            15,159         26,624

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash used in acquisitions, net of cash acquired                     (40,470)       (14,196)
     Purchases of property and equipment, net                             (4,521)        (5,601)
                                                                        --------       --------
     Net cash used in investing activities                               (44,991)       (19,797)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments under credit facility                                    (16,000)       (25,000)
     Borrowings under credit facility                                     50,000         69,000
     Repurchases of common stock                                         (10,584)       (51,944)
     Repayments of seller notes and other borrowings                        (529)        (2,372)
     Proceeds from  employee stock purchase plan and exercise
          of stock options                                                 1,201          2,743
                                                                        --------       --------

     Net cash provided by (used in) financing activities                  24,088         (7,573)

     Net decrease in cash and cash equivalents                            (5,744)          (746)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           5,752            962
                                                                        --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $      8       $    216
                                                                        --------       --------



        The accompanying notes are an integral part of these statements.

                        PERSONNEL GROUP OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

(2)      INTANGIBLE ASSETS

         Intangible assets consist primarily of goodwill associated with acquired businesses, and represented 154.2% of total shareholders' equity at July 2, 2000. The Company allocates the excess of cost over the fair value of net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although the Company believes that goodwill has an unlimited life, the Company amortizes such costs (other than the goodwill associated with the Careershop.com acquisition) on a straight-line basis over 40 years. The Careershop.com goodwill will be amortized on a straight-line basis over five years. Other intangibles are primarily covenants not to compete. Amortization expense for the quarters ended July 2, 2000 and July 4, 1999 was $4,177 and $4,019, respectively. Accumulated amortization of intangible assets was $46,886 and $38,690 at July 2, 2000 and January 2, 2000, respectively.

         The Company periodically evaluates the recoverability of its investment in intangible assets in relation to anticipated future cash flows on an undiscounted basis. Based on this assessment, the Company expects its investment in excess of cost over fair value of net assets and other intangibles to be fully recoverable.

(3)      LONG-TERM DEBT

         Long-term debt consisted of the following at July 2, 2000 and January 2, 2000:

                                                       July 2,     January 2,
                                                        2000          2000
                                                      --------     ---------
5-3/4% Convertible Subordinated Notes due July
   2004                                               $115,000      $115,000
$200,000 revolving credit facility due June 2002       172,000       138,000
Notes payable to sellers of acquired companies
       and other                                         1,073         1,351
                                                      --------      --------
                                                       288,073       254,351
               Less current portion                        944           956
                                                      --------      --------
                                                      $287,129      $253,395
                                                      ========      ========

         As of August 11, 2000, the balance outstanding on the $200,000 revolving credit facility was $166,000.

(4)      NET INCOME PER SHARE

         In accordance with FAS 128, the following tables reconcile net income and weighted average diluted shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of the quarters ended July 2, 2000 and July 4, 1999:

                                                       Three Months Ended         Six Months Ended
                                                      July 2,      July 4,      July 2,      July 4,
                                                       2000         1999         2000         1999
                                                      -------      -------      -------      -------
BASIC EARNINGS PER SHARE:
     Net income                                       $ 3,915      $ 8,201      $ 7,957      $15,334
                                                      =======      =======      =======      =======

     Weighted average shares outstanding               24,273       26,433       24,732       29,349
     Basic earnings per share                         $  0.16      $  0.31      $  0.32      $  0.52
                                                      =======      =======      =======      =======

DILUTED EARNINGS PER SHARE:
     Net income                                       $ 3,915      $ 8,201      $ 7,957      $15,334
        Add: Interest expense on Convertible
           Notes, net of tax                            1,064        1,064        2,128        2,128
                                                      -------      -------      -------      -------
     Diluted net income                               $ 4,979      $ 9,265      $10,085      $17,462
                                                      =======      =======      =======      =======

     Weighted average shares outstanding               24,273       26,433       24,732       29,349
        Add:  Dilutive employee stock options               3          111           59          160
        Add:  Assumed conversion of Convertible
           Notes                                        6,456        6,456        6,456        6,456
                                                      -------      -------      -------      -------

     Diluted weighted average shares outstanding       30,732       33,000       31,247       35,965

     Diluted earnings per share                       $  0.16      $  0.28      $  0.32      $  0.49
                                                      =======      =======      =======      =======


Stock options to purchase 3,333 and 2,560 shares of the Company's common stock, $.01 par value (the "Common Stock"), were outstanding during the three months ended July 2, 2000 and July 4, 1999, respectively, but were excluded from the computation of net income per diluted share because their effect was antidilutive.

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

         The table below presents segment information for the quarters ended July 2, 2000 and July 4, 1999:

                                                        Three Months Ended                       Six Months Ended
                                                    July 2,             July 4,             July 2,             July 4,
                                                     2000                1999                2000                1999
                                                  ----------          ----------          ----------          ----------

Revenues
    IT Services                                   $  135,493          $  152,635          $  268,192          $  299,236
    Commercial Staffing                               87,513              82,191             171,670             165,229
                                                  ----------          ----------          ----------          ----------
       Total revenues                                223,006             234,826             439,862             464,465
                                                  ----------          ----------          ----------          ----------

Operating income
    IT Services                                       11,714              18,485              23,468              33,895
    Commercial Staffing                                8,471               7,605              16,610              14,565
                                                  ----------          ----------          ----------          ----------
       Total segment operating
            income                                    20,185              26,090              40,078              48,460

Corporate expenses                                     3,811               3,710               6,683               6,241
Amortization of intangible assets                      4,177               3,847               8,196               7,655
Nonrecurring costs                                        --                  --               1,452                  --
Interest expense                                       5,079               4,393               9,513               8,126
                                                  ----------          ----------          ----------          ----------
Income before income taxes                        $    7,118          $   14,140              14,234          $   26,438
                                                  ==========          ==========          ==========          ==========

         The following table sets forth identifiable assets by segment at July 2, 2000 and January 2, 2000:

                                                 July 2,           January 2,
                                                  2000                2000
                                               ----------          ----------

Accounts receivable, net
    IT Services                                $   90,536          $   81,990
    Commercial Staffing                            43,293              43,602
    Corporate                                         515                 376
                                               ----------          ----------
       Total accounts receivable, net          $  134,344          $  125,968
                                               ==========          ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and related notes appearing elsewhere in this report. The Company's fiscal year ends on the Sunday nearest to December 31.

         The Company has two business lines: Information Technology Services ("IT Services") and Commercial Staffing Services ("Commercial Staffing"). IT Services provides technical staffing, training and information technology consulting services. Commercial Staffing provides temporary staffing services, placement of full-time employees and on-site management of temporary employees. Approximately 61% of the Company's second quarter 2000 revenues came from IT Services and 39% came from Commercial Staffing.

         During the first quarter of 2000, the Company's Chief Executive Officer retired from his positions as an officer, employee and director of the Company. The Company incurred a nonrecurring pre-tax expense of approximately $1.5 million in the first quarter relating to severance and other benefits for the departed executive.

         The Careershop.com acquisition was completed in June 2000, providing the Company an entree into the internet recruiting and services industry. Careershop.com has been in business for over three years, but has not yet become profitable. Careershop.com has been accounted for using the purchase method of accounting, and the goodwill associated with the acquisition will be amortized on a straight-line basis over five years. As a result of this rapid amortization schedule, Careershop.com's unprofitability and certain other factors, this acquisition will be dilutive to the Company's earnings and earnings per share.

         On July 11, 2000, the Company issued .5 million stock options to key officers and employees under it's 1995 Equity Participation Plan. The options were granted at an exercise price of $2.53, vest 25% per year and are exercisable for a term not longer than 10 years. The closing price of the Company's Common Stock as of August 14, 2000, was $3.75. There can be no assurance that the Company's stock price will remain at levels higher than the exercise price for these options; however, if it does, these options will be dilutive to the Company's earnings per share.

         The information technology services business is affected by the timing of holidays and seasonal vacation patterns, generally resulting in lower IT revenues and gross margins in the fourth quarter of each year. The commercial staffing business is subject to the seasonal impact of summer and holiday employment trends. Typically, the Commercial Staffing business is stronger in the second half of each calendar year than in the first half. While the commercial staffing industry is also cyclical, the Company believes that the broad geographic coverage of its operations, its emphasis on high-end clerical staffing, and its concentration in the less cyclical information technology staffing and consulting sectors, may partially mitigate the adverse effects of economic cycles in a single industry or geographic region.

RESULTS OF OPERATIONS

         QUARTER ENDED JULY 2, 2000 VERSUS QUARTER ENDED JULY 4, 1999

         Revenues. IT Services revenues declined 11.2% to $135.5 million in the second quarter of 2000 primarily as the result of the continuing slower than expected recovery in customer demand for IT staffing services. Commercial Staffing revenues rose 6.5% to $87.5 million in the second quarter of 2000 primarily due to continuing growth in permanent placement revenues and the retail component of the Company's temporary staffing business. On a consolidated basis, total revenues declined 5.0% to $223.0 million in the second quarter of 2000 from $234.8 million in 1999.

         Gross Profit. Gross profit declined 4.5% to $64.8 million from $67.8 million last year on the lower revenues, but gross profit as a percentage of revenues increased 17 basis points to 29.04% for the second quarter of 2000 from 28.87% during 1999. The gross profit percentage increase primarily resulted from the continued strength of the Company's higher margin permanent placement business. Although pay rate increases during the second quarter were generally passed on to the Company's customers through higher bill rates, there can be no assurance that the Company will be able to pass on pay rate increases to its customers in the future.

         Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization expense, increased 6.7% to $52.6 million in the second quarter of 2000 from $49.3 million last year. As a percentage of revenues, selling, general and administrative expenses increased to 20.8% in the second quarter, up 210 basis points, from 18.7% last year. This increase was caused primarily by continuing infrastructure spending and the continued strength of the Company's permanent placement business (which typically carries higher gross margins and higher operating expenses than the temporary staffing business). In addition, depreciation and amortization expense increased to 2.8% of revenues in the second quarter of 2000 from 2.3% last year primarily due to increased amortization expense resulting from the Careershop.com acquisition, earn-out payments related to prior acquisitions and continuing investments in management information systems.

         Interest Expense. Interest expense increased to $5.1 million in the second quarter of 2000 from $4.4 million in 1999 as the Company borrowed additional funds to make earn-out payments, finance its share repurchase programs and complete the Careershop.com acquisition. Additionally, the average interest rate on borrowings was 8.1%, up 200 basis points over the second quarter last year. See "Liquidity and Capital Resources."

         Income Tax Expense. The effective tax rate increased to 45.0% in the second quarter of 2000 from 42.0% in 1999 primarily because nondeductible amortization expense related to acquisitions increased as a percentage of the Company's pretax income. The Company's effective tax rate has historically been higher than the U.S. federal statutory rate of 35.0% primarily due to state income taxes and nondeductible amortization expense.

         Net Income. Net income decreased 52.3% to $3.9 million in the second quarter of 2000 from $8.2 million last year due to the factors discussed above.

RESULTS OF OPERATIONS

         SIX MONTHS ENDED JULY 2, 2000 VERSUS SIX MONTHS ENDED JULY 4, 1999

         Revenues. IT Services revenues declined 10.4% to $268.2 million in the first six months of 2000 primarily as the result of the continuing slower than expected recovery in customer demand for IT staffing services. Commercial Staffing revenues were up 3.9% to $171.7 million in the first six months of 2000 primarily due to continuing growth in permanent placement revenues and the retail component of the Company's temporary staffing business. On a consolidated basis, total revenues declined 5.3% to $439.9 million in the first six months of 2000 from $464.5 million in 1999.

         Gross Profit. Gross profit declined 4.6% to $125.7 million from $131.8 million last year on the lower revenues, but gross profit as a percentage of revenues increased 21 basis points to 28.59% for the first six months of 2000 from 28.38% during 1999. The gross profit percentage increase primarily was the result of the continued strength of the Company's higher margin permanent placement business. Although pay rate increases during the first six months of 2000 were generally passed on to the Company's customers through higher bill rates, there can be no assurance that the Company will be able to pass on pay rate increases to its customers in the future.

         Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses, before nonrecurring charges, and depreciation and amortization expense, increased 3.4% to $100.5 million in the first six months of 2000 from $97.3 million in 1999. As a percentage of revenues, selling, general and administrative expenses, before nonrecurring charges, increased to 20.1% in the first six months, up 140 basis points, from 18.7% last year. This increase was caused primarily by continuing infrastructure spending and the continued strength of the Company's permanent placement business (which typically carries higher gross margins and higher operating expenses than the temporary staffing business). In addition, depreciation and amortization expense increased to 2.7% of revenues in the first six months of 2000 from 2.2% last year primarily due to increased amortization expense resulting from the Careershop.com acquisition, earn-out payments related to prior acquisitions and continuing investments in management information systems.

         Interest Expense. Interest expense increased to $9.5 million in the first six months of 2000 from $8.1 million in 1999 as the Company borrowed additional funds to make earn-out payments, finance its share repurchase programs and complete the Careershop.com acquisition. Additionally, the average interest rate on borrowings was 7.8%, up 180 basis points over the first six months of 1999. See "Liquidity and Capital Resources."

         Income Tax Expense. The effective tax rate increased to 44.1% in the first six months of 2000 from 42.0% in 1999 primarily because nondeductible amortization expense related to acquisitions increased as a percentage of the Company's pretax income. The Company's effective tax rate has historically been higher than the U.S. federal statutory rate of 35.0% primarily due to state income taxes and nondeductible amortization expense.

         Net Income. Net income decreased 48.1% to $8.0 million in the first six months of 2000 from $15.3 million in 1999 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of cash are from operations and borrowings under the Company's $200.0 million revolving credit facility (the "Credit Facility"). The Company's principal uses of cash in the first six months of 2000 were to fund working capital, capital expenditures, share repurchases under the Company's share repurchase programs, the Careershop.com acquisition and contingent earn-out payments related to previous acquisitions. The Company has not made any share repurchases since May 2000, and has no current intention of making significant share repurchases over the balance of this year. Prior to 1999, the Company had also used substantial cash to fund its acquisition program. The Company's acquisition activity has declined significantly since the end of 1998, however, and the use of cash for acquisitions, other than Careershop.com and for earn-out payments, has declined accordingly.

         As of July 2, 2000, the Company was obligated to make certain contingent earn-out payments to former owners of acquired businesses. Earn-out payments made during the first six months of 2000 were approximately $31.6 million in the aggregate. Earn-out payments based on earnings for periods ending after July 2, 2000 and beyond are contingent on the future performance of such acquired businesses, and thus the actual amount cannot be determined at this date. The Company estimates, based on certain assumptions as to the future performance of such acquired businesses, that aggregate earn-out payments may be in the range of $2.0 million to $3.0 million during the balance of 2000 and $10.0 million to $13.0 million in 2001. There can be no assurance, however, that the future performance of the acquired businesses will be consistent with the assumptions used in establishing the foregoing estimates, or that the actual amounts of any earn-out payments will not differ materially from the estimates set forth herein.

         For the six months ended July 2, 2000, cash provided by operating activities decreased to $15.2 million from $26.6 million for the six months ended July 4, 1999, primarily as a result of lower earnings before depreciation and amortization in the first half of 2000. In the aggregate, days sales outstanding were 54 and 53 days at July 2, 2000 and July 4, 1999, respectively. Cash used for investing activities increased to $45.0 million during the six-month period from $19.8 million in 1999 primarily as a result of contingent earn-out payments relating to acquisitions and the June 2000 acquisition of Careershop.com. With the Careershop.com acquisition completed and its earn-out obligations diminishing, the Company expects cash used for investing activities to decrease substantially over the balance of this year and into 2001.

         The Company repurchased 1.7 million shares of its Common Stock during the first six months of 2000 at an aggregate purchase price of $10.6 million. As of August 11, 2000, the Company had authorization from its Board of Directors to repurchase an additional $11.3 million of Common Stock. Share repurchases were made from time to time in accordance with applicable securities regulations in open market or privately negotiated transactions. All share repurchases were financed with cash from operations and borrowings under the Credit Facility and all repurchased shares have been held in the Company's treasury and are available for resale and for general corporate purposes.

         The Credit Facility is a five-year, $200.0 million revolving line of credit due June 2002. As of August 11, 2000, $166.0 million of borrowings were outstanding under the Credit Facility (down from $172.0 million at July 2, 2000) and approximately $6.2 million had been used for the issuance of undrawn letters of credit to secure the Company's workers' compensation programs. In the second quarter of 2000, the weighted average interest rate under the Credit Facility was 8.1%.

         The Company began a project in 1998 to replace the financial and human resource systems for its IT Services companies. Installation of these systems for the remaining companies is expected to continue into the first half of 2001. The Company expects to spend one to one and one-half percent of its 2000 revenues on management information systems and other capital expenditures not directly related to acquisitions, including the project to replace the financial and human resource systems discussed above. There can be no assurance that there will not be unanticipated costs or delays associated with these installations or that the systems will operate as expected.

         The Company believes that cash flow from operations and borrowing capacity under the Credit Facility will be adequate to meet its presently anticipated needs for working capital and capital expenditures and its diminishing needs for earn-out payments. In the event that significant acquisition activity resumed short-term, the Company would likely be required to seek alternative sources of capital, such as an expansion of the Credit Facility or one or more offerings of additional debt or equity securities of the Company. There can be no assurance, however, that alternative sources will be available, if and when needed, on favorable terms.

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

         IT Services has performed work for clients to assist them in modifying their computer systems and software to make them year 2000 compliant, although this type of work did not represent a significant portion of IT Services' business. Generally, this work was performed under the direction and supervision of the client, and the Company limited its liability contractually. Additionally, the Company maintains errors and omissions insurance to protect against these risks. Although to date the Company is unaware of any claims from its clients based on its work on year 2000 projects, there can be no assurance that the Company will not incur liabilities or experience other problems in the future related to the year 2000 issue or that any such liabilities or problems will not be material.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK.

         The Company's outstanding debt under the Credit Facility at July 2, 2000, was $172.0 million. Interest on borrowings under the Credit Facility is based on LIBOR plus a variable margin. Based on the outstanding balance at July 2, 2000, a change of 1% in the interest rate would cause a change in interest expense of approximately $1.7 million on an annual basis.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         On June 1, 2000, the Company acquired all of the outstanding stock of Careershop.com (4,752,538 shares) in exchange for approximately $4.5 million in cash and 792,090 shares of the Company's common stock. The Company Common Stock issued to the former Careershop.com shareholders was valued at approximately $2.9 million in the aggregate. Simultaneously, the Company assumed Careershop.com debt of approximately $4.1 million. The Company's common stock was issued to the holders of the outstanding capital stock of Careershop.com in a transaction not involving a public offering in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 4. - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         The Company's annual meeting of shareholders was held on May 25, 2000. The matters voted on at the meeting were proposals: (1) to elect three directors to serve a term of three years, (2) to approve an amendment to the Company's 1997 Employee Stock Purchase Plan and (3) to ratify the selection of PricewaterhouseCoopers LLP as the Company's independent public accountant for fiscal 2000. Each of these proposals was approved by the following margins:

PROPOSAL 1                             VOTES FOR            VOTES WITHHELD
----------                             ----------           --------------

Election of Directors
         Kevin P. Egan                 19,754,325              244,743
         J. Roger King                 19,753,039              246,029
         Janice L. Scites              19,757,895              241,173

                                  VOTES             VOTES
PROPOSAL 2                         FOR             AGAINST        ABSTENTIONS
----------                     ----------         ---------       -----------

Approval of the Amendment
to the 1997 Employee
Stock Purchase Plan            17,290,339         2,680,957         27,772

                                      VOTES           VOTES
PROPOSAL 3                             FOR           AGAINST     ABSTENTIONS
----------                          ----------       -------     -----------

Ratification of Selection of
Independent Public Accountants      19,932,970        37,801        28,297

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - The exhibits filed with or incorporated by reference into this Form 10-Q are set forth in the Exhibit Index, which immediately precedes the exhibits to this report.

(b) Reports on Form 8-K -The Company filed one current report on Form 8-K, dated June 1, 2000, during the quarter ended July 2, 2000. This report incorporated by reference the contents of a Company press release issued on June 1, 2000, announcing the Careershop.com acquisition.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PERSONNEL GROUP OF AMERICA, INC.
                                        (Registrant)


Date: August 16, 2000                   By: /s/ James C. Hunt
                                           -------------------------------------
                                           James C. Hunt
                                           President and Chief Operating Officer

Date: August 16, 2000                   By: /s/ Ken R. Bramlett, Jr.
                                           -------------------------------------
                                           Ken R. Bramlett, Jr.
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

                                                                           FILED
                                                                       HEREWITH(*),OR
                                                                      INCORPORATED BY
                                                                       REFERENCE FROM
     EXHIBIT                                                          PREVIOUS EXHIBIT            COMPANY REG.
     NUMBER                         DESCRIPTION                                                       NO.
     -------                        -----------                            NUMBER                  OR REPORT
                                                                           ------                  ---------
      3.1         Restated Certificate of Incorporation of the               3.1                  333-31863
                  Company, as amended

      3.2         Amended and Restated Bylaws of the Company                 3.2                  33-95228

      4.0         Specimen Stock Certificate                                 4.0                  33-95228

      4.1         Rights Agreement between the Company and                     1                  0-27792
                  First Union National Bank (as successor
                  trustee)

      4.2         Indenture between the Company and First Union              4.2                  333-31863
                  National Bank, as Trustee

      4.3         Form of Note Certificate for 5-3/4%                        4.3                  333-31863
                  Convertible Subordinated Notes

     10.1+        1995 Equity Participation Plan, as amended                10.1                  333-31863

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