Form 10-Q
period 2000-10-01
PERSONNEL GROUP OF AMERICA INC
filed 2000-11-13
CIK 948850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended October 1, 2000

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

                                 [X] Yes [ ] No

As of November 10, 2000, there were 25,909,031 shares of outstanding common stock, par value $.01 per share.

                        PERSONNEL GROUP OF AMERICA, INC.
                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                             Page

Item 1.    Financial Statements (unaudited)
                Unaudited Consolidated Statements of Income.................  3
                Unaudited Consolidated Balance Sheets.......................  4
                Unaudited Consolidated Statements of Cash Flows.............  5
                Unaudited Consolidated Statements of Shareholders' Equity...  6
                Notes to Unaudited Consolidated Financial Statements........  7

Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations............... 10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk........ 16




PART II - OTHER INFORMATION


Item 2.  Changes in Securities.............................................. 16

Item 6.   Exhibits and Reports on Form 8-K.................................. 16

Signatures.................................................................. 17

Exhibit Index .............................................................. 18

ITEM 1.   FINANCIAL STATEMENTS  (UNAUDITED)


                        PERSONNEL GROUP OF AMERICA, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
            FOR THE PERIODS ENDED OCTOBER 1, 2000 AND OCTOBER 3, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                 --------------------------      --------------------------
                                                 OCTOBER 1,      OCTOBER 3,      OCTOBER 1,      OCTOBER 3,
                                                    2000            1999            2000            1999
                                                  --------        --------        --------        --------
REVENUES                                          $223,954        $233,215        $663,816        $697,680

DIRECT COSTS OF SERVICE                            158,561         166,597         472,677         499,244
                                                  --------        --------        --------        --------
       Gross profit                                 65,393          66,618         191,139         198,436

OPERATING EXPENSES
    Selling, general and administrative             46,508          43,230         135,100         130,111
    Depreciation and amortization                    6,563           5,436          18,517          15,809
                                                  --------        --------        --------        --------
          Total operating expenses                  53,071          48,666         153,617         145,920

OPERATING INCOME BEFORE NONRECURRING COSTS          12,322          17,952          37,522          52,516
NONRECURRING COSTS                                      --              --           1,452              --
                                                  --------        --------        --------        --------
OPERATING INCOME                                    12,322          17,952          36,070          52,516
INTEREST EXPENSE                                     5,262           4,125          14,775          12,251
                                                  --------        --------        --------        --------
INCOME BEFORE INCOME TAXES                           7,060          13,827          21,295          40,265
PROVISION FOR INCOME TAXES                           3,318           5,807           9,596          16,911
                                                  --------        --------        --------        --------

NET INCOME                                        $  3,742        $  8,020        $ 11,699        $ 23,354
                                                  ========        ========        ========        ========

NET INCOME PER BASIC SHARE                        $   0.15        $   0.31        $   0.47        $   0.82

NET INCOME PER DILUTED SHARE                      $   0.15        $   0.28        $   0.47        $   0.76


        The accompanying notes are an integral part of these statements.

                        PERSONNEL GROUP OF AMERICA, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                       OCTOBER 1, 2000 AND JANUARY 2, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      OCTOBER 1,        JANUARY 2,
ASSETS                                                                   2000              2000
                                                                      ---------         ---------
Current assets:
     Cash and cash equivalents                                        $   2,469         $   5,752
     Accounts receivable, net                                           137,438           125,968
     Prepaid expenses and other current assets                            6,488             5,690
     Deferred income taxes                                                9,031             6,594
     Notes receivable from sale of discontinued operations                  885               885
                                                                      ---------         ---------
         Total current assets                                           156,311           144,889

Property and equipment, net                                              27,313            25,776
Intangible assets, net                                                  566,482           560,113
Other assets                                                              4,572             3,919
                                                                      ---------         ---------
         Total assets                                                 $ 754,025         $ 735,350
                                                                      =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
     Current portion of long-term debt                                $     795         $     956
     Accounts payable                                                    16,823             8,535
     Accrued wages, benefits and other                                   48,160            47,859
     Income taxes payable                                                    27               752
                                                                      ---------         ---------
         Total current liabilities                                       65,805            58,102

Long-term debt                                                          274,021           253,395
Other long-term liabilities                                              36,442            54,010
                                                                      ---------         ---------
         Total liabilities                                              376,268           365,507

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value; shares authorized 5,000;
        no shares issued and outstanding                                     --                --
     Common stock, $.01 par value; shares authorized 95,000;
        33,065 shares issued at October 1, 2000 and
        January 2, 2000                                                     331               331
     Additional paid-in capital                                         321,609           330,237
     Retained earnings                                                  106,535            94,836
     Deferred compensation                                                   --               (61)
                                                                      ---------         ---------
                                                                        428,475           425,343
     Less common stock held in treasury at cost -
        7,160 shares at October 1, 2000 and 7,587 shares
        at January 2, 2000                                              (50,718)          (55,500)
                                                                      ---------         ---------
              Total shareholders' equity                                377,757           369,843
                                                                      ---------         ---------
              Total liabilities and shareholders' equity              $ 754,025         $ 735,350
                                                                      =========         =========

      The accompanying notes are an integral part of these balance sheets.

                        PERSONNEL GROUP OF AMERICA, INC.
                    UNAUDITED CONSOLIDATED STATEMENTS OF CASH
         FLOWS FOR THE PERIODS ENDED OCTOBER 1, 2000 AND OCTOBER 3, 1999
                                 (IN THOUSANDS)


                                                                            NINE MONTHS ENDED
                                                                      ---------------------------
                                                                      OCTOBER 1,       OCTOBER 3,
                                                                         2000             1999
                                                                       --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                        $ 11,699         $ 23,354
     Adjustments to reconcile net income from continuing
       operations to net cash provided by operating activities:
          Depreciation and amortization                                  18,517           15,809
          Deferred income taxes, net                                      5,341           (1,158)
          Changes in assets and liabilities:
               Accounts receivable                                      (11,470)          (6,568)
               Accounts payable and accrued liabilities                     994            9,477
               Income taxes payable                                        (725)           5,092
               Other, net                                                   (46)             744
                                                                       --------         --------
     Net cash provided by operating activities                           24,130           46,750

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash used in acquisitions, net of cash acquired                    (40,607)         (15,484)
     Purchases of property and equipment, net                            (6,394)          (8,539)
                                                                       --------         --------
     Net cash used in investing activities                              (47,001)         (24,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments under credit facility                                   (33,500)         (49,500)
     Borrowings under credit facility                                    54,500           84,500
     Repurchases of common stock                                        (10,584)         (51,944)
     Repayments of seller notes and acquired indebtedness                  (686)          (9,140)
     Proceeds from  employee stock purchase plan and exercise
          of stock options                                                1,671            3,491
     Checks outstanding in excess of book balances                        8,007               --
                                                                       --------         --------

     Net cash provided (used) by financing activities                    19,408          (22,593)

     Net increase (decrease) in cash and cash equivalents                (3,283)             134

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          5,752              962
                                                                       --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  2,469         $  1,096
                                                                       ========         ========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
       AND FINANCING ACTIVITIES
     Stock issued for acquisition related earn-out payments            $  2,483         $    717

        The accompanying notes are an integral part of these statements.

                PERSONNEL GROUP OF AMERICA, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDING OCTOBER 1, 2000
                                 (IN THOUSANDS)

                                                   COMMON STOCK      ADDITIONAL                             COMMON         TOTAL
                                                 ----------------     PAID-IN     RETAINED    DEFERRED    STOCK HELD   SHAREHOLDERS'
                                                 SHARES    AMOUNT     CAPITAL     EARNINGS  COMPENSATION  IN TREASURY      EQUITY
                                                 ------    ------    ----------   --------  ------------  -----------  -------------
BALANCE, January 2, 2000                         33,065     $331     $ 330,237    $ 94,836     $(61)       $(55,500)     $ 369,843

    Stock issued for acquisitions                    --       --        (6,520)         --       --          11,588          5,068
    Repurchase of common stock                       --       --            --          --       --         (10,584)       (10,584)
    Stock issued for employee stock purchase
       plan and exercises of stock options           --       --        (2,108)         --       --           3,778          1,670
    Amortization of deferred compensation            --       --            --          --       61              --             61
    Net income                                       --       --            --      11,699       --              --         11,699
                                                 ------     ----     ---------    --------     ----        --------      ---------

BALANCE, October 1, 2000                         33,065     $331     $ 321,609    $106,535     $  0        $(50,718)       377,757
                                                 ======     ====     =========    ========     ====        ========      =========


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

(2)      INTANGIBLE ASSETS

         Intangible assets consist primarily of goodwill associated with acquired businesses, and represented 150.0% of total shareholders' equity at October 1, 2000. The Company allocates the excess of cost over the fair value of net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although the Company believes that goodwill has an unlimited life, the Company amortizes such costs (other than the goodwill associated with the Careershop.com acquisition completed in June 2000) on a straight-line basis over 40 years. The Careershop.com goodwill is amortized on a straight-line basis over five years. Other intangibles are primarily covenants not to compete. Amortization expense for the quarters ended October 1, 2000 and October 3, 1999 was $4,595 and $3,851, respectively. Accumulated amortization of intangible assets was $51,481 and $38,690 at October 1, 2000 and January 2, 2000, respectively.

         The Company periodically evaluates the recoverability of its intangible assets in relation to anticipated future cash flows on an undiscounted basis. Based on current estimated future cash flows, the Company expects its intangible assets to be fully recoverable.

(3)      LONG-TERM DEBT

         Long-term debt consisted of the following at October 1, 2000 and January 2, 2000:

                                                          October 1,      January 2,
                                                             2000            2000
                                                           --------        --------
5-3/4% Convertible Subordinated Notes due July 2004        $115,000        $115,000
$200,000 revolving credit facility due June 2002            159,000         138,000
Notes payable to sellers of acquired companies
       And other                                                816           1,351
                                                           --------        --------
                                                            274,816         254,351
               Less current portion                             795             956
                                                           --------        --------
       Total Long-term Debt                                $274,021        $253,395
                                                           ========        ========

         As of November 10, 2000, the balance outstanding on the $200,000 revolving credit facility was $155,000.

(4)      NET INCOME PER SHARE

         In accordance with FAS 128, the following table reconciles net income and weighted average diluted shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of the quarters and nine-month periods ended October 1, 2000 and October 3, 1999:

                                                           Three Months Ended            Nine Months Ended
                                                         ----------------------        ----------------------
                                                         Oct. 1,        Oct. 3,        Oct. 1,        Oct. 3,
                                                           2000           1999          2000            1999
                                                         -------        -------        -------        -------
NET INCOME PER BASIC SHARE:
    Net income                                           $ 3,742        $ 8,020        $11,699        $23,354
    Weighted average shares outstanding                   24,985         26,272         24,816         28,323
                                                         -------        -------        -------        -------
         Net income per basic share                      $  0.15        $  0.31        $  0.47        $  0.82
                                                         =======        =======        =======        =======
NET INCOME PER DILUTED SHARE:
    Net income                                           $ 3,742        $ 8,020        $11,699        $23,354
    Add:  Interest expense on
         Convertible Notes, net of tax                     1,064          1,064          3,193          3,193
                                                         -------        -------        -------        -------
    Diluted net income                                     4,806          9,084         14,892         26,547
                                                         -------        -------        -------        -------
    Weighted average shares outstanding                   24,985         26,272         24,816         28,323
    Add:  Dilutive employee stock options                    121             76            109            137
    Add:  Assumed conversion of Convertible Notes          6,456          6,456          6,456          6,456
                                                         -------        -------        -------        -------
    Weighted average diluted shares outstanding           31,562         32,804         31,381         34,916
                                                         =======        =======        =======        =======
         Net income per diluted share                    $  0.15        $  0.28        $  0.47        $  0.76
                                                         =======        =======        =======        =======

         Stock options to purchase 3,261 and 2,554 shares of the Company's common stock, $.01 par value (the "Common Stock"), were outstanding during the quarter ended October 1, 2000 and October 3, 1999, respectively, but were excluded from the computation of net income per diluted share because their effect was antidilutive.

(5)      SEGMENT INFORMATION

         The Company operates two business segments: Information Technology Services ("IT Services") and Commercial Staffing Services ("Commercial Staffing"). IT Services provides technical staffing, training and information technology consulting services. Commercial Staffing provides temporary staffing services, placement of full-time employees and on-site management of temporary employees. The Company evaluates segment performance based on income from operations before corporate expenses, amortization of intangible assets, interest and income taxes. Because of the Company's substantial intangible assets, management does not consider total assets by segment an important management tool and, accordingly, the Company does not report this information separately.

         The table below presents segment information for the quarters ended October 1, 2000 and October 3, 1999:

                                                Three Months Ended               Nine Months Ended
                                             ------------------------        ------------------------
                                             Oct. 1,         Oct. 3,          Oct. 1,        Oct. 3,
                                               2000            1999            2000            1999
                                             --------        --------        --------        --------
Revenues
    IT Services                              $136,299        $148,319        $404,491        $447,555
    Commercial Staffing                        87,655          84,896         259,325         250,125
                                             --------        --------        --------        --------
       Total revenues                         223,954         233,215         663,816         697,680
                                             --------        --------        --------        --------

Operating income
    IT Services                                11,999          17,514          35,467          51,409
    Commercial Staffing                         8,747           8,358          25,357          22,923
                                             --------        --------        --------        --------
       Total segment operating income          20,746          25,872          60,824          74,332

Corporate expenses                              3,829           4,069          11,963          10,310
Amortization of intangible assets               4,595           3,851          12,791          11,506
Interest expense                                5,262           4,125          14,775          12,251
                                             --------        --------        --------        --------
Income before income taxes                   $  7,060        $ 13,827        $ 21,295        $ 40,265
                                             ========        ========        ========        ========


         The following table sets forth identifiable assets by segment at October 1, 2000 and January 2, 2000:

                                            October 1,      January 2,
                                               2000            2000
                                             --------        --------
Accounts receivable, net
    IT Services                              $ 93,636        $ 81,990
    Commercial Staffing                        43,638          43,602
    Corporate                                     164             376
                                             --------        --------
       Total accounts receivable, net        $137,438        $125,968
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

         The Company has two business lines: Information Technology Services ("IT Services") and Commercial Staffing Services ("Commercial Staffing"). IT Services provides technical staffing, training and information technology consulting services. Commercial Staffing provides temporary staffing services, placement of full-time employees and on-site management of temporary employees. Approximately 61% of the Company's third quarter 2000 revenues came from IT Services and 39% came from Commercial Staffing.

         During the first quarter of 2000, the Company's Chief Executive Officer retired from his positions as an officer, employee and director of the Company. The Company incurred a nonrecurring pre-tax expense of approximately $1.5 million in the first quarter relating to severance and other benefits for the departed executive.

         The Careershop.com acquisition was completed in June 2000, providing the Company an entree into the internet recruiting and services industry. Careershop.com has been in business for over three years, but has not yet become profitable. Careershop.com has been accounted for using the purchase method of accounting, and the goodwill associated with this acquisition is amortized on a straight-line basis over five years. As a result of this rapid amortization schedule, Careershop.com's unprofitability and certain other factors, this acquisition is expected to be dilutive to the Company's earnings and earnings per share in 2000 and 2001.

         The Company has begun marketing Careershop's new vendor management system and other technology offerings through its Commercial Staffing operations, and Careershop's technology tools have already won several significant customer commitments. First customer installations of the new Web-enabled vendor management system and career channels resume management system have also recently been completed.

         On July 11, 2000, the Company issued .5 million stock options to key officers and employees under its 1995 Equity Participation Plan. These options were granted at an exercise price of $2.53, vest 25% per year and are exercisable for a term not longer than 10 years. The closing price of the Company's Common Stock as of November 3, 2000 was $3.06. There can be no assurance that the Company's stock price will remain at levels higher than the exercise price for these options; however, if it does, these options will be dilutive to the Company's earnings per share.

         PGA made progress during the third quarter in its continuing effort to identify a permanent Chief Executive Officer and develop its new branding and repositioning strategy, both of which the Company expects to announce before the end of the year. The objective with the branding and repositioning strategy is to create a more common, unified focus and image among PGA's operations and to take advantage of the Company's size and national scope more effectively.

         The Company continued to roll out the PeopleSoft system in its IT Services offices, although at a somewhat slower pace in the third quarter of 2000 than initially planned. Four IT Services offices were converted during the third quarter, and as a result almost 70 percent of the IT Services offices are currently on a common back office systems platform. In addition, during the third quarter the Company converted all of the Commercial Staffing operations and its corporate office to the PeopleSoft general ledger system.

         The information technology services business is affected by the timing of holidays and seasonal vacation patterns, generally resulting in lower IT revenues and gross margins in the fourth quarter of each year. Moreover, customer demand for IT staffing services has been lower than originally expected throughout the year 2000, and the Company does not expect significant improvements in IT demand over the balance of this year and early next year.

          The commercial staffing business is subject to the seasonal impact of summer and holiday employment trends. Typically, the Commercial Staffing business is stronger in the second half of each calendar year than in the first half.


RESULTS OF OPERATIONS

         QUARTER ENDED OCTOBER 1, 2000 VERSUS QUARTER ENDED OCTOBER 3, 1999

         Revenues. Total revenues declined 4.0% to $224.0 million in the third quarter of 2000 from $233.2 million in 1999 primarily as the result of a decline in IT Services revenues during the quarter. IT Services revenues declined 8.1% to $136.3 million in the third quarter of 2000 primarily as the result of the continuing industrywide slower than expected recovery in customer demand for IT staffing services. IT Services revenues in the third quarter would have been essentially flat with the third quarter last year but for two operations (one in the Pacific Northwest and one in the mid-Atlantic region) that had very poor quarters.

         The Company further increased its IT Services bill rates and pay rates during the third quarter of 2000 as its billable consultant base continued to migrate towards higher value technologies. Average bill rates were $80.27 per hour in the third quarter and average pay rates were $58.00, up sequentially from $79.20 and $56.79, respectively, in second quarter of this year. IT billable headcount continued essentially unchanged from second quarter levels, with an average of 3,825 IT professionals on assignment during the quarter.

         Commercial Staffing revenues rose 3.2% to $87.7 million in the third quarter of 2000 primarily due to continuing growth in permanent placement revenues, which increased 37.1% over last year to 10.3% of total Commercial Staffing revenues.

         Gross Profit. Although gross profit declined 1.8% to $65.4 million from $66.6 million last year on the lower revenues, gross profit as a percentage of revenues increased over 60 basis points to 29.2% for the third quarter of 2000 from 28.6% during 1999. The gross profit percentage increase primarily resulted from the continued strength of the Company's higher margin permanent placement business. Although pay rate increases during the third quarter were generally passed on to the Company's customers through higher bill rates, there can be no assurance that the Company will be able to pass on pay rate increases to its customers in the future.

         IT Services billable consultant utilization rates were negatively affected in the third quarter by certain regulatory issues in California relating to the payment of overtime pay and by project delays in the Company's government, e-Business and J. D. Edwards practices in the Pacific Northwest and mid-Atlantic regions. Lower consultant utilization rates negatively affected IT Services gross margin percentages. For third quarter, IT gross margins were 28.1%, up slightly from 27.9% in the second quarter this year and down from 28.6% in the third quarter of 1999. As a result of the strong Commercial Staffing permanent placement business, gross margin percentage in that business line rose to 30.8%, up from 28.4% in the third quarter last year.

         Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization expense, increased 9.1% to $53.1 million in the third quarter of 2000 from $48.7 million last year. As a percentage of revenues, selling, general and administrative expenses increased to 20.8% in the third quarter, up 230 basis points from 18.5% last year. This increase was caused primarily by the continued strength of the Company's permanent placement business (which typically carries higher gross margins and higher operating expenses than the temporary staffing business) and the Careershop.com acquisition. In addition, depreciation and amortization expense increased to 2.9% of revenues in the third quarter of 2000 from 2.3% last year primarily due to increased amortization expense resulting from the

Careershop.com acquisition, earn-out payments related to prior acquisitions and higher depreciation expense due to the Company's continuing investments in management information systems.

         IT Services operating income margins were 8.8% during the third quarter, down from 11.5% last year. Commercial Staffing operating income was 10.0%, essentially flat with the third quarter last year.

         Interest Expense. Interest expense increased to $5.3 million in the third quarter of 2000 from $4.1 million in 1999 primarily as the Company borrowed additional funds to make earn-out payments and finance its share repurchase programs during the first four months of the year, and to complete the Careershop.com acquisition in June 2000. Additionally, the average interest rate on borrowings during the third quarter rose to 8.8%, up 190 basis points over the third quarter last year. See "Liquidity and Capital Resources."

         Income Tax Expense. The effective tax rate increased to 47.0% in the third quarter of 2000 from 42.0% in 1999 primarily because nondeductible amortization expense related to acquisitions increased as a percentage of the Company's pretax income. The Company's effective tax rate has historically been higher than the U.S. federal statutory rate of 35.0% primarily due to state income taxes and nondeductible amortization expense.

         Net Income. Net income decreased 53.3% to $3.7 million in the third quarter of 2000 from $8.0 million last year due to the factors discussed above.

RESULTS OF OPERATIONS

         NINE MONTHS ENDED OCTOBER 1, 2000 VERSUS NINE MONTHS ENDED OCTOBER 3, 1999

         Revenues. IT Services revenues declined 9.6% to $404.5 million in the first nine months of 2000 primarily as the result of the continuing industrywide slower than expected recovery in customer demand for IT staffing services. Commercial Staffing revenues were up 3.7% to $259.3 million in the first nine months of 2000 primarily due to continuing growth in permanent placement revenues and the retail component of the Company's temporary staffing business. On a consolidated basis, total revenues declined 4.9% to $663.8 million in the first nine months of 2000 from $697.7 million in 1999.

         Gross Profit. Although gross profit declined 3.7% to $191.1 million from $198.4 million last year on the lower revenues, gross profit as a percentage of revenues increased over 30 basis points to 28.8% for the first nine months of 2000 from 28.4% during 1999. The gross profit percentage increase primarily was the result of the continued strength of the Company's higher margin permanent placement business. Although pay rate increases during the first nine months of 2000 were generally passed on to the Company's customers through higher bill rates, there can be no assurance that the Company will be able to pass on pay rate increases to its customers in the future.

         Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization expense, but before nonrecurring charges, increased 5.3% to $153.6 million in the first nine months of 2000 from $145.9 million in 1999. As a percentage of revenues, selling, general and administrative expenses, before nonrecurring charges, increased to 20.4% in the first nine months, up 170 basis points, from 18.7% last year. This increase was caused primarily by the continued strength of the Company's permanent placement business (which typically carries higher gross margins and higher operating expenses than the temporary staffing business) and the June 2000 acquisition of Careershop.com. In addition, depreciation and amortization expense increased to 2.8% of revenues in the first nine months of 2000 from 2.3% last year primarily due to increased depreciation and amortization expense resulting from the Careershop.com acquisition, earn-out payments related to prior acquisitions and continuing investments in management information systems.

         Interest Expense. Interest expense increased to $14.8 million in the first nine months of 2000 from $12.3 million in 1999 as the Company borrowed additional funds to make earn-out payments and finance its share repurchase programs during the first four months of the year, and to complete the Careershop.com acquisition in June 2000. Additionally, the average interest rate on borrowings rose to 8.1%, up 190 basis points over the first nine months of 1999. See "Liquidity and Capital Resources."

         Income Tax Expense. The effective tax rate increased to 45.1% in the first nine months of 2000 from 42.0% in 1999 primarily because nondeductible amortization expense related to acquisitions increased as a percentage of the Company's pretax income. The Company's effective tax rate has historically been higher than the U.S. federal statutory rate of 35.0% primarily due to state income taxes and nondeductible amortization expense.

         Net Income. Net income decreased 49.9% to $11.7 million in the first nine months of 2000 from $23.4 million in 1999 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of cash are from operations and borrowings under the Company's $200.0 million revolving credit facility (the "Credit Facility"). The Company's principal uses of cash in the first nine months of 2000 were to fund working capital and capital expenditures, share repurchases under the Company's share repurchase programs, contingent earn-out payments made during the first four months of the year related to previous acquisitions and the Careershop.com acquisition in June. The Company has not made any share repurchases since May 2000, and has no current intention of making additional significant share repurchases.

      As of October 1, 2000, the Company was obligated to make certain contingent earn-out payments to former owners of businesses that had been acquired prior to the end of 1998. Earn-out payments made during the first nine months of 2000 were approximately $31.6 million in the aggregate. The Company made its last 2000 earn-out payment in early October (approximately $5.0 million, of which 50% was paid in cash and the balance by the issuance of approximately 0.8 million shares of common stock). Earn-out payments based on earnings of acquired businesses for periods ending after the date of this report are contingent on the future performance of such acquired businesses, and thus the actual amounts cannot be determined currently. The Company estimates, based on certain assumptions as to the future performance of such acquired businesses, that aggregate earn-out payments will be substantially lower next year and in the range of $10.0 million to $14.0 million. There can be no assurance, however, that the future performance of the acquired businesses will be consistent with the assumptions used in establishing the foregoing estimates, or that the actual amounts of any earn-out payments will not differ materially from the estimates set forth herein. Following the 2001 earn-out payments, the Company will have no further earn-out obligations with respect to any of its existing operations.

      For the nine months ended October 1, 2000, cash provided by operating activities decreased to $24.1 million from $46.8 million for the nine months ended October 3, 1999, primarily as a result of lower earnings before depreciation and amortization in the first nine months of 2000. In the aggregate, days sales outstanding ("DSO") were 56 and 54 days at October 1, 2000 and October 3, 1999, respectively. IT Services DSO were 64 days and 58 days at October 1, 2000 and October 3, 1999, respectively, and Commercial Staffing DSO were 45 days and 47 days at the same dates. Cash used for investing activities increased to $47.0 million during the nine-month period from $24.0 million in 1999 primarily as a result of contingent earn-out payments relating to acquisitions and the June 2000 acquisition of Careershop.com. With the Careershop.com acquisition completed and earn-out obligations diminishing, the Company expects cash used for investing activities to decrease substantially over the balance of this year and into 2001.

      The Company repurchased 1.7 million shares of its common stock during the first nine months of 2000 at an aggregate purchase price of $10.6 million. Although no additional share repurchases are currently planned, as of November 10, 2000, the Company had authorization from its Board of Directors to repurchase an additional $11.3 million of common stock. Share repurchases were made from time to time in accordance with applicable securities regulations in open market or privately negotiated transactions. All share repurchases were financed with cash from operations and borrowings under the Credit Facility, and all repurchased shares have been held in the Company's treasury and are available for resale and for general corporate purposes.

      The Credit Facility is a five-year, $200.0 million revolving line of credit due June 2002. As of November 10, 2000, $155.0 million of borrowings were outstanding under the Credit Facility and approximately $6.2 million had been used for the issuance of undrawn letters of credit to secure the Company's workers' compensation programs. The Company reduced the revolver balance by $13.0 million in the third quarter, from $172.0 million to $159.0 million. In the third quarter of 2000, the weighted average interest rate under the Credit Facility was 8.8%.

      The Company began a project in 1998 to replace the financial and human resource systems for its IT Services companies. Installation of these systems for the remaining companies is expected to continue into the first half of 2001. The Company expects to spend approximately 1% of its 2000 revenues on management information systems and other capital expenditures not directly related to acquisitions, including the project to replace the financial and human resource systems discussed above. The Company reduced capital expenditures spending in the third quarter to less than $1.9 million, down from approximately $2.6 million in the second quarter of this year. There can be no assurance that there will not be unanticipated costs or delays associated with these installations or that the systems will operate as expected.

         The Company believes that cash flow from operations and borrowing capacity under the Credit Facility will be adequate to meet its presently anticipated needs for working capital and capital expenditures and its diminishing needs for earn-out payments. In the event of unanticipated needs short-term, the Company would likely be required to seek alternative sources of capital, such as an expansion or modification of the Credit Facility or one or more offerings of additional debt or equity securities of the Company. There can be no assurance, however, that alternative sources will be available, if and when needed, on favorable terms.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company is required to be in conformity with the provisions of SAB 101 by the fourth quarter of fiscal 2000. While the Company continues to evaluate SAB 101 including additional guidance issued by the SEC, the Company does not expect the adoption of SAB 101 to have a material impact on the financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company's outstanding debt under the Credit Facility at October 1, 2000, was $159.0 million. Interest on borrowings under the Credit Facility is based on LIBOR plus a variable margin. Based on the outstanding balance at October 1, 2000, a change of 1% in the interest rate would cause a change in interest expense of approximately $1.6 million on an annual basis.


PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

      On September 28, 2000, the Company issued 784,437 shares of common stock to the former owners of IMS Consulting, Inc. ("IMSC"), in partial payment of an earn-out obligation relating to IMSC's financial performance from the 12-month period ended June 30, 2000. The common stock issued to the former IMSC shareholders was valued at approximately $2.5 million in the aggregate. This common stock was issued in a transaction not involving a public offering in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - The exhibits filed with or incorporated by reference into this Form 10-Q are set forth in the Exhibit Index, which immediately precedes the exhibits to this report.

     (b) Reports on Form 8-K - None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PERSONNEL GROUP OF AMERICA, INC.
                                       (Registrant)


Date:  November 13, 2000               By:    /s/ James C. Hunt
                                           -------------------------------------
                                           James C. Hunt
                                           President and Chief Operating Officer

Date: November 13, 2000                By:   /s/ Ken R. Bramlett, Jr.
                                           -------------------------------------
                                           Ken R. Bramlett, Jr.
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

                                                                    FILED HEREWITH(*),OR
                                      PAT B?                           INCORPORATED BY
                                                                   REFERENCE FROM PREVIOUS
    EXHIBIT                                                                EXHIBIT               COMPANY REG. NO.
     NUMBER                        DESCRIPTION                             NUMBER                   OR REPORT
    -------                        -----------                     -----------------------       ----------------
      3.1         Restated Certificate of Incorporation of the               3.1                    333-31863
                  Company, as amended

      3.2         Amended and Restated Bylaws of the Company                 3.2                     33-95228

      4.0         Specimen Stock Certificate                                 4.0                     33-95228

      4.1         Rights Agreement between the Company and                    1                      0-27792
                  First Union National Bank (as successor
                  trustee)

      4.2         Indenture between the Company and First Union              4.2                    333-31863
                  National Bank, as Trustee

      4.3         Form of Note Certificate for 5-3/4%                        4.3                    333-31863
                  Convertible Subordinated Notes

     10.1+        1995 Equity Participation Plan, as amended                10.1                    333-31863

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


     10.5+        Employment Agreement between the Company and              10.10                 10-K for year
                  James C. Hunt                                                                   ended 12/29/96

     10.6+        Employment Agreement between the Company and              10.13                 10-K for year
                  Ken R. Bramlett, Jr.                                                            ended 12/29/96

     10.7+        Employment Agreement between the Company and              10.9               10-K for year ended
                  Michael H. Barker                                                                   1/3/99

     10.8+        Supplemental Retirement Plan for Edward P.                10.7               10-K for year ended
                  Drudge, Jr.                                                                         1/2/00

     10.9+        Retirement Agreement between the Company and              10.9              10-Q for quarter ended
                  Edward P. Drudge, Jr.                                                           April 2, 2000

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

+        Management contract or compensatory plan.