Form 10-Q/A
period 2000-10-01
PERSONNEL GROUP OF AMERICA INC
filed 2000-12-06
CIK 948850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-Q/A


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
                       OCTOBER 1, 2000 AND JANUARY 2, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      OCTOBER 1,        JANUARY 2,
ASSETS                                                                   2000              2000
                                                                      ---------         ---------
Current assets:
     Cash and cash equivalents                                        $   2,469         $   5,752
     Accounts receivable, net                                           137,438           125,968
     Prepaid expenses and other current assets                            6,488             5,690
     Deferred income taxes                                                9,031             6,594
     Notes receivable from sale of discontinued operations                  885               885
                                                                      ---------         ---------
         Total current assets                                           156,311           144,889

Property and equipment, net                                              27,313            25,776
Intangible assets, net                                                  566,482           560,113
Other assets                                                              3,919             4,572
                                                                      ---------         ---------
         Total assets                                                 $ 754,025         $ 735,350
                                                                      =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
     Current portion of long-term debt                                $     795         $     956
     Accounts payable                                                    16,823             8,535
     Accrued wages, benefits and other                                   48,160            47,859
     Income taxes payable                                                    27               752
                                                                      ---------         ---------
         Total current liabilities                                       65,805            58,102

Long-term debt                                                          274,021           253,395
Other long-term liabilities                                              36,442            54,010
                                                                      ---------         ---------
         Total liabilities                                              376,268           365,507

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value; shares authorized 5,000;
        no shares issued and outstanding                                     --                --
     Common stock, $.01 par value; shares authorized 95,000;
        33,065 shares issued at October 1, 2000 and
        January 2, 2000                                                     331               331
     Additional paid-in capital                                         321,609           330,237
     Retained earnings                                                  106,535            94,836
     Deferred compensation                                                   --               (61)
                                                                      ---------         ---------
                                                                        428,475           425,343
     Less common stock held in treasury at cost -
        7,160 shares at October 1, 2000 and 7,587 shares
        at January 2, 2000                                              (50,718)          (55,500)
                                                                      ---------         ---------
              Total shareholders' equity                                377,757           369,843
                                                                      ---------         ---------
              Total liabilities and shareholders' equity              $ 754,025         $ 735,350
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


                                       PERSONNEL GROUP OF AMERICA, INC.
                                       (Registrant)


Date: December 5, 2000                 By:    /s/ James C. Hunt
                                           -------------------------------------
                                           James C. Hunt
                                           President and Chief Operating Officer

Date: December 5, 2000                 By:   /s/ Ken R. Bramlett, Jr.
                                           -------------------------------------
                                           Ken R. Bramlett, Jr.
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer