Form 10-K405
period 2000-12-31
PERSONNEL GROUP OF AMERICA INC
filed 2001-03-30
CIK 948850

                                       `
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-K
                                -----------------
(Mark One)
[X]
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from _______________ to _____________

                        Commission file number 001-13956
                                 ---------------

                        PERSONNEL GROUP OF AMERICA, INC.

             (Exact name of registrant as specified in its charter)

                              Delaware                                                             56-1930691
            ---------------------------------------------------                                    ----------
      (State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification No.)
                      5605 Carnegie Blvd., Suite 500
                         Charlotte, North Carolina                                                   28209
                  ---------------------------------------                                            ------
                 (Address of principal executive offices)                                          (Zip Code)

                                 (704) 442-5100
                                 --------------
              (Registrant's telephone number, including area code)
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $.01 par value
                     --------------------------------------
                                (Title of Class)
                               ------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 15, 2001, computed by reference to the closing sale price on such date, was $39,784,731. (For purposes of calculating this amount only, all directors and executive officers are treated as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.) As of the same date, 26,165,747 shares of Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2000 (the "Annual Report") furnished to the Commission pursuant to Rule 14a-3(b) and definitive Proxy Statement pertaining to the 2001 Annual Meeting of Shareholders ("the Proxy Statement") filed with the Commission pursuant to Regulation 14A are incorporated herein by reference into Parts II and IV, and Part III, respectively.

                                     PART I.

ITEM 1.    BUSINESS

         Personnel Group of America, Inc. (the "Company"), is a leading provider of information technology and commercial staffing services to businesses, professional and government organizations. The Company is organized into two Divisions, the Information Technology Services Division ( "IT Services") and the Commercial Staffing Services Division ("Commercial Staffing"), and operates in strategic markets throughout the United States. The Company's services include information technology consulting, temporary staffing, placement of full time employees, on-site management of temporary employees and training and testing of temporary and permanent workers. The Company also provides technology tools for human capital management that enable its customers to automate portions or all of their hiring processes. At December 31, 2000, the Company operated through a network of 149 offices located in major metropolitan areas throughout the United States.

           IT Services offers information technology professionals on a temporary basis and consulting services in a range of computer-related disciplines. Commercial Staffing offers a wide variety of temporary office and clerical, and finance and accounting services, to more than 18,000 organizations nationwide. Commercial Staffing also provides light technical and light industrial services to its customers, but these services typically account for less than 20% of the division's total revenues. Each division also offers permanent placement services in a range of specialties. For the year ended December 31, 2001, IT Services and Commercial Staffing represented approximately 61% and 39%, respectively, of the Company's total revenues.

           The Company's businesses operate under a number of proprietary brand names. The Company endeavors to protect its intellectual property rights and has obtained registrations in the United States of certain of the trademarks, trade names and service marks that appear in this report.

INFORMATION TECHNOLOGY SERVICES DIVISION

           IT Services provides information technology professionals on a temporary basis and consulting services through 45 offices in 20 states at December 31, 2000. IT Services had approximately 3,500 consultants on assignment at February 28, 2001, of which approximately 1,300 (or 37%) were salaried employees. Of the balance (63% of the total), approximately 1,350 consultants were hourly employees and 850 consultants were independent contractors.

           IT Services provides skilled personnel, such as web developers and consultants, programmers, systems designers, software engineers, LAN administrators, systems integrators, helpdesk staff and other technology specialists, to a wide variety of clients, typically on an as-needed time and materials basis. A number of IT Services' offices have developed technology specialties, and have entered into alliances with packaged software and systems vendors and other technology partners to provide services necessary to install and maintain their partners' technologies. Many IT Services offices also provide software engineering, web design, applications development and strategic consulting services.

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

           Selected offices in IT Services also provide complementary or stand-alone consulting services in the information technology area, typically on a time and materials basis. For example, certain offices work with clients interested in alternatives to outsourcing their internal information technology organization, as well as implementing complex systems integration solutions, and offer a range of consulting services in areas such as systems development and client/server networks that span mainframe, mid-range and desktop systems. These services are provided at the client's site or at off-site development centers. The Company intends to continue expanding the consulting services component of the IT Services service offerings as part of its strategy to offer a full range of IT services to its clients.


           Technology Systems

           To complement its core staffing and consulting services offerings, the Company also offers its customers a variety of technology tools and automated hiring systems designed to streamline and automate portions or all of their human capital management processes. These tools and systems include a career enhancement website and internet job board, website development and hosting services, web based employment channels and vendor management systems.

           The Company recently introduced a new automated hiring product called AutoHire. AutoHire is a technology tool designed to serve as the career portion of a corporate website. Employment candidates visiting a corporate career channel powered by AutoHire will be provided with organizational information, searchable job opportunities, career enhancement opportunities and online job application tools. For the customer, AutoHire provides hiring managers with a single point-of-entry job posting system that facilitates simultaneous posting of jobs to the corporate website, the internet, external staffing services providers, vendor management systems, job boards and other recruitment tools and service providers. The system also allows hiring managers to update career channel content, tailor online interview questions to specific job requirements and rank employment candidates by score based on how they answer online interview questions.

           Operations

           IT Services markets its services to regional and local accounts on a decentralized basis. The following table sets forth information at December 31, 2000 on the brand names, markets, numbers of offices and dates founded of the IT Services companies:

                                                                             NUMBER OF        DATE
               NAME                 MARKETS                                   OFFICES        FOUNDED
               ----                 -------                               --------------     -------
Advanced Business Consultants       Kansas City, KS                              1            1986

BAL Associates                      Silicon Valley, CA                           2            1989
                                    Orlando, FL

BEST Consulting                     Seattle,  WA                                 11           1990
                                    Portland and Salem, OR
                                    Salt Lake City, UT
                                    Boise, ID
                                    Sacramento, CA
                                    Phoenix, AZ
                                    Minneapolis, MN
                                    Las Vegas and Reno, NV
                                    Chicago, IL

CareerShop                          Orlando, FL                                  1            1996

Command Technologies                Denver, CO                                   1            1978

Computer Resources Group            San Francisco and                            3            1972
                                    Sacramento, CA
                                    Salt Lake City, UT

DRACS/SSC                           Atlanta, GA                                  2            1989
                                    Birmingham, AL

Gentry                              Oakland, CA                                  1            1974
IMA Plus                            Jacksonville, FL                             1            1987
IMS Consulting                      Newport Beach, CA                            1            1980
InfoTech Contract Services          Waltham, MA                                  1            1993
Lloyd-Ritter Consulting             Silicon Valley, CA                           1            1980

Paladin Consulting                  Dallas, TX                                   1            1984
RealTime Consulting                 Dallas,  TX                                  3            1991
                                    Kansas City, KS

Staff Options                       Denver, CO                                   1            1969

Trilogy Consulting -- IL            Chicago, IL                                  6            1982
                                    Denver, CO
                                    Kalamazoo, MI
                                    Princeton, NJ
                                    Silicon Valley, CA
Trilogy Consulting -- VA            Richmond, VA                                 4            1980

Vital Computer Services             New York, NY                                 4            1970
                                    Fairfax, VA
                                    Livingston, NJ
                                    Ft. Lauderdale, FL

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

           Local accounts are targeted and sold by account managers at the branch offices, permitting IT Services to capitalize on the established IT Services brand name in that market and the local expertise and established relationships of its branch office employees. These accounts are solicited through personal sales presentations, telephone marketing, direct mail solicitation, referrals from clients and other companies in IT Services and Commercial Staffing and advertising in a variety of local and national media. Advertisements appear in the Yellow Pages, newspapers and trade publications. Local employees are also encouraged to be active in civic organizations and industry trade groups to facilitate the development of new customer relationships.

           The information technology services business is affected by the timing of holidays and seasonal vacation patterns, generally resulting in lower IT revenues and lower operating margins in the fourth quarter of each year.

COMMERCIAL STAFFING SERVICES DIVISION

           At December 31, 2000, Commercial Staffing operated through 104 offices in 14 states and the District of Columbia. Commercial Staffing provides temporary personnel who perform general office and administrative services, word processing and desktop publishing, office automation, records management, production/assembly/distribution, telemarketing, finance, accounting and other staffing services. Certain of Commercial Staffing's offices also provide full-time placement and payrolling services. Payrolling services entail employment by Commercial Staffing of individuals recruited by a customer on a fee basis.

           Operations

           Commercial Staffing markets its staffing services to local and regional clients through its network of offices across the United States. The following table sets forth information at December 31, 2000 on the brand names, markets, numbers of offices and dates founded of the Commercial Staffing companies:


                                                                                     NUMBER OF          DATE
                NAME                   MARKETS                                       OFFICES(1)       FOUNDED
                ----                   -------                                       ----------       -------
Abar Staffing                          San Francisco Bay Area, CA                         3             1954

Allegheny Personnel                    Pittsburgh and Camp Hill, PA                       6             1972

Ann Wells Personnel                    Silicon Valley, CA                                 1             1980

Careers                                Denver, CO                                         1             1969

Creative Staffing                      Charlotte Area, NC                                12             1972
                                       Rock Hill, SC

Denver Staffing                        Denver, CO                                         4             1978

FirstWord Staffing Services            Dallas and Fort Worth, TX                          9             1978
                                       Richmond and Charlottesville, VA
Fox Staffing                           Washington, DC                                     5             1978

Jeffrey Staffing Group                 Boston Area, MA                                   10             1971
                                       Warwick, RI

Profile Temporaries                    Loop Area of Chicago, IL                           1             1979

Sloan Staffing Services                New York, NY                                       1             1962

Temp Connection                        Long Island, NY                                    2             1982
                                       Secaucus, NJ

The Connection Group                   Houston, Dallas and Austin, TX                     6             1983

TempWorld                              Atlanta Area, GA                                  12             1978
                                       Birmingham, AL

Thomas Staffing                        Los Angeles/Orange County, CA                     21             1969
                                       Riverside/San Bernardino, CA
                                       San Diego, CA

West Personnel Service                 North and West Suburban Chicago, IL                8             1954

Word Processing Professionals          New York, NY                                       2             1982

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

           To meet the growing demand in the staffing services business for on-site management capability, Commercial Staffing offers SourcePLUS, its customized on-site temporary personnel management system. SourcePLUS places an experienced staffing service manager at the client facility to provide complete staffing support that is customized to meet client-specific needs. This program facilitates client use of temporary personnel and allows the client to outsource a portion of its personnel responsibility to Commercial Staffing's on-site representative, who gathers and records requests for temporary jobs from client department heads and then fulfills client requirements. These Commercial Staffing representatives can also access Commercial Staffing's systems through on-site personal computers.

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

           Sales and Marketing

           Commercial Staffing has implemented a business development program to target potential customers with temporary staffing needs and to maintain and expand existing customer relationships. The marketing efforts of Commercial Staffing are decentralized and capitalize on long-standing business relationships with the clients of Commercial Staffing's companies and their established brand names, which have been in use for more than 25 years on average. Commercial Staffing obtains new clients primarily through personal sales presentations and referrals from other clients of Commercial Staffing and IT Services and supports its sales efforts with telemarketing, direct mail solicitation and advertising in a variety of local and national media, including the Yellow Pages, newspapers, magazines and trade publications.

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

RECRUITING AND RETENTION OF TEMPORARY EMPLOYEES

           The Company recruits its Commercial Staffing temporary associates and IT Services consultants through a decentralized recruiting program that primarily utilizes the Internet and local and national advertisements. In addition, the Company has succeeded in recruiting qualified employees through referrals from its existing labor force. To encourage further referrals, most of the companies in IT Services and Commercial Staffing pay referral fees to employees responsible for attracting new recruits. The Company interviews, tests, checks references and evaluates the skills of applicants for temporary employment, utilizing systems and procedures developed and enhanced over the years. Commercial Staffing employs temporary associates on an as needed basis dependent upon client demand. These temporary associates are paid only for time they actually work.

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

           The Company provides competitive compensation packages and comprehensive benefits for its temporary associates and IT Services consultants. Most of the temporary associates and IT Services consultants are also eligible for the Company's 401(k) matching plans and employee stock purchase plan.

ORGANIZATIONAL STRUCTURE

           The Company operates through a network of decentralized offices, none of which are franchised or licensed. Each office reports to a manager who is responsible for day-to-day operations and the profitability of the office. Depending on, among other things, the number of offices in a region, branch managers may report to operating company presidents, regional managers, division vice presidents or division presidents. Branch and regional managers are given a high level of autonomy in making decisions about the operations in their principal region. The compensation of branch and regional managers includes bonuses primarily based on the incremental year-to-year increase in the profitability of their operations and is designed to motivate them to maximize the growth and profitability of their offices.

BACK OFFICE SYSTEMS

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

           The Company utilizes branch paybill systems for Commercial Staffing. The paybill processing system provides payroll processing and customer invoicing. The Company has also installed common financial and human resources systems in over 97% of its offices.

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

           The competitive factors in obtaining and retaining clients include an understanding of clients' specific job requirements, the ability to provide appropriately skilled temporary personnel at the local level in a timely manner, the monitoring of job performance quality and the price of services. The primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, responsiveness to work schedules and the number of hours of work available. Management believes that it is highly competitive in these areas due to its focus on local markets and the autonomy given to its local management.

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

EMPLOYEES

           At February 28, 2001, the Company had approximately 1,300 permanent administrative employees. Additionally, approximately 2,700 of the information technology consultants in IT Services were full-time salaried or hourly employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relationships with its employees are good.

ITEM 2.    PROPERTIES

           Generally, the Company's offices are leased under leases of relatively moderate duration (typically three to five years, with options to extend) containing customary terms and conditions. IT Services and Commercial Staffing offices are typically in office or industrial buildings, and occasionally in retail buildings, and the Company's headquarters facilities and regional offices are in similar facilities.

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

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

           The Company's common stock, $.01 par value (the "Common Stock"), is listed on the New York Stock Exchange under the symbol "PGA." As of March 15, 2001, there were approximately 6,800 shareholders based on the number of holders of record and an estimate of the number of individual participants represented by securities position listings.

           The Company's policy has been to retain earnings for use in its business and, accordingly, it has not historically paid cash dividends on the Common Stock. In addition, the Company's revolving credit facility currently prohibits the payment of dividends. In the future, the Company's Board of Directors will determine whether to pay cash dividends based on conditions then existing, including the Company's earnings, financial condition, capital requirements, financing arrangements, the terms of the Company's credit agreements and any other factors deemed relevant by the Board of Directors.

           The following table sets forth the high, low and closing sales prices for the Common Stock as reported on the New York Stock Exchange during the periods indicated:



                                       HIGH             LOW        CLOSE
                                       ----             ---        -----
      2000
      First Quarter                   $10 3/4          $ 6          $ 6 1/8
      Second Quarter                    6 1/2            2  5/8       2 61/64
      Third Quarter                     3 15/16          2  5/16      3 1/8
      Fourth Quarter                    3 3/8            1  5/16      1 11/16

      1999
      First Quarter                   $18 9/16         $ 5  7/8      $7 3/16
      Second Quarter                   11 5/8            6  3/4       9 15/16
      Third Quarter                    10 5/8            4 15/16      6 1/4
      Fourth Quarter                   11 11/16          6           10 1/4

      1998
      First Quarter                   $23 3/8          $15          $22 3/8
      Second Quarter                   23 3/8           17           17 1/6
      Third Quarter                    20 3/4           11           12 15/16
      Fourth Quarter                   17 1/2            8 5/8       17 1/2


The last reported sales price on March 15, 2001 was $1.56.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The information required by this Item is included in the Company's Annual Report under the captions "Report of Independent Accountants," "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements," which information is set forth in Exhibit 13.1 to this Form 10-K and is hereby incorporated herein by reference.

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

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

       a.    Documents filed as part of this Report

             (1) The following Report of Independent Accountants and financial statements of the Company are contained in Item 8 above:

                 CONSOLIDATED FINANCIAL STATEMENTS:

                     Report of Independent Accountants

                     Consolidated Balance Sheets as of December 31, 2000 and January 2, 2000

                     Consolidated Statements of Income for the years ended
                       December 31, 2000, January 2, 2000 and January 3, 1999

                     Consolidated Statements of Shareholders' Equity for the
                       years ended December 31, 2000, January 2, 2000 and January 3, 1999

                     Consolidated Statements of Cash Flows for the years ended
                        December 31, 2000, January 2, 2000 and January 3, 1999

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


       b.    Reports on Form 8-K

                  The Company filed no Current Reports on Form 8-K during the fourth quarter of 2000.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2001.

                                        PERSONNEL GROUP of AMERICA, INC.

                                        By:       /s/ Larry L. Enterline
                                           ------------------------------------
                                                  Larry L. Enterline
                                                  Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 26, 2001.

                                    Signature


                                                    Chairman of the Board
Kevin P. Egan
-----------------------------------------------

 /s/ Larry L. Enterline                              Chief Executive Officer and Director
-----------------------------------------------
Larry L. Enterline

 /s/ James C. Hunt                                   President, Chief Financial Officer and Director
-----------------------------------------------
James C. Hunt

 /s/ J. Roger King                                   Director
-----------------------------------------------
J. Roger King

 /s/ James V. Napier                                 Director
-----------------------------------------------
James V. Napier

 /s/ William J. Simione, Jr.                         Director
-----------------------------------------------
William J. Simione, Jr.

 /s/ Janice L. Scites                                Director
-----------------------------------------------
Janice L. Scites

                                  EXHIBIT INDEX

                                                                        FILED HEREWITH (*)
                                                                       NON-APPLICABLE (NA)
                                                                        OR INCORPORATED BY
                                                                          REFERENCE FROM

                                                                              PREVIOUS          COMPANY REG. NO.
EXHIBIT                                                                        EXHIBIT                OR
NUMBER                                   DESCRIPTION                           NUMBER               REPORT
------                                   -----------                           ------           ----------------
      3.1                Restated Certificate of Incorporation of              3.1                  333-31863
                         the Company, as amended

      3.2                Amended and Restated Bylaws of the Company            3.2                   33-95228

      4.0                Specimen Stock Certificate                            4.0                   33-95228

      4.1                Rights Agreement between the Company and                1                    0-27792
                         First Union National Bank (as successor
                         trustee)

      4.2                Indenture between the Company and First               4.2                  333-31863
                         Union National Bank, as Trustee

      4.3                Form of Note Certificate for 5-3/4%                   4.3                  333-31863
                         Convertible Subordinates Notes

     10.1+               1995 Equity Participation Plan, as amended           10.1                  333-31863

     10.2+               Amended and Restated Management Incentive            10.2               10-K for year
                         Compensation Plan                                                        ended 1/3/99

     10.3+               Employee Stock Purchase Plan, as amended               *

     10.4#+              Director and Officer Indemnification                 10.3               10-K for year
                         Agreement of James V. Napier                                            ended 12/31/95

     10.5+               Letter of Employment between the Company              *
                         and Larry L. Enterline

     10.6+               Supplemental Retirement Plan for Edward              10.7            10K for year ended
                         P. Drudge, Jr.                                                               1/2/00

     10.7+               Form of Retirement Agreement between the             10.8            10-K for year ended
                         Company and Edward P. Drudge, Jr.                                            1/2/00

     10.8+               Employment Agreement between the Company             10.10            10-K for year ended
                         and James C. Hunt                                                           12/29/96

     10.9+               Employment Agreement between the Company             10.13            10-K for year ended
                         and Ken R. Bramlett, Jr.                                                    12/29/96

                                                                        FILED HEREWITH (*)
                                                                       NON-APPLICABLE (NA)
                                                                        OR INCORPORATED BY
                                                                          REFERENCE FROM

                                                                              PREVIOUS          COMPANY REG. NO.
EXHIBIT                                                                        EXHIBIT                OR
NUMBER                                   DESCRIPTION                           NUMBER               REPORT
------                                   -----------                           ------           ----------------
     10.10+              Employment Agreement between the Company              10.9            10-K for year ended
                         and Michael H. Barker                                                        1/3/99

     10.11               Amended and Restated Non-Qualified                   10.16            10-K for year ended
                         Profit-Sharing Plan                                                         12/29/96

     10.12+              Director's Non-Qualified Deferred Fee Plan           10.12            10-K for year ended
                                                                                                     12/28/97
     10.13               Amendment No. 3 to Amended and Restated                *
                         Credit Agreement among the Company and
                         its subsidiaries, the lenders party
                         thereto and Bank of America, as Agent

     10.14               Stock Purchase Agreement for the sale of               1               8-K dated 12/26/97
                         Nursefinders between PFI Corp.,
                         Nursefinders, Inc., and Nursefinder
                         Acquisition Corp.

     10.15               Registration Rights Agreement between the            10.17                 333-31863
                         Company and the Initial Purchasers

     12.1                Statement regarding computation of ratio               *
                         of earnings to fixed charges
     13.1                Those portions of the Annual Report                    *
                         incorporated by reference in Parts II,
                         Items  6, 7, 7A and 8 and Part IV, Item
                         14(a)(1) of this report

     21.1                Subsidiaries of the Company                            *

     23.1                Consent of PricewaterhouseCoopers LLP                  *

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