Form 10-Q
period 2001-04-01
PERSONNEL GROUP OF AMERICA INC
filed 2001-05-16
CIK 948850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended April 1, 2001


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

                                 [X] Yes [ ] No

As of May 11, 2001, there were 26,534,458 shares of outstanding common stock, par value $.01 per share.

                        PERSONNEL GROUP OF AMERICA, INC.
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.    Financial Statements (unaudited)
                Unaudited Consolidated Statements of Income...............    3
                Unaudited Consolidated Balance Sheets.....................    4
                Unaudited Consolidated Statements of Cash Flows...........    5
                Notes to Unaudited Consolidated Financial Statements......    6

Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............    9

Item 3.    Quantitative and Qualitative Disclosures
                About Market Risk.........................................   12


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K...............................   12

Signatures................................................................   13

Exhibit Index ............................................................   14

                        PERSONNEL GROUP OF AMERICA, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE PERIODS ENDED APRIL 1, 2001 AND APRIL 2, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    Three months ended
                                                April 1,        April 2,
                                                  2001            2000
                                                --------        --------

REVENUES                                        $209,196        $216,856

DIRECT COSTS OF SERVICE                          152,522         155,875
                                                --------        --------
 GROSS PROFIT                                     56,674          60,981

OPERATING EXPENSES
     Selling, general and administrative          43,957          42,198
     Depreciation and amortization                 6,068           5,781
     Non-recurring costs                              --           1,452
                                                --------        --------

OPERATING INCOME                                   6,649          11,550
INTEREST EXPENSE                                   4,751           4,434
                                                --------        --------

INCOME BEFORE INCOME TAXES                         1,898           7,116
PROVISION FOR INCOME TAXES                           968           3,074
                                                --------        --------

NET INCOME                                      $    930        $  4,042
                                                ========        ========

NET INCOME PER BASIC SHARE                      $   0.04        $   0.16

NET INCOME PER DILUTED SHARE                    $   0.04        $   0.16



        The accompanying notes are an integral part of these statements.

                        PERSONNEL GROUP OF AMERICA, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                       APRIL 1, 2001 AND DECEMBER 31, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    April 1,        December 31,
ASSETS                                                                               2001               2000
                                                                                   ---------         ---------
Current assets:
     Cash and cash equivalents                                                     $   2,647         $   6,233
     Accounts receivable, net                                                        124,543           127,292
     Prepaid expenses and other current assets                                         8,721             6,537
     Deferred income taxes                                                            10,283            10,064
     Notes receivable from sale of discontinued operations                               885               885
                                                                                   ---------         ---------
         Total current assets                                                        147,079           151,011

Property and equipment, net                                                           25,176            25,986
Intangible assets, net                                                               558,926           563,031
Other assets                                                                           4,396             3,565
                                                                                   ---------         ---------
         Total assets                                                              $ 735,577         $ 743,593
                                                                                   =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                             $     498         $     647
     Accounts payable                                                                 13,604            13,910
     Accrued wages, benefits and other                                                52,664            53,877
                                                                                   ---------         ---------
         Total current liabilities                                                    66,766            68,434


Long-term debt                                                                       255,000           265,000
Other long-term liabilities                                                           48,300            45,860
                                                                                   ---------         ---------
         Total liabilities                                                           370,066           379,294

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value; shares authorized 5,000;
        No shares issued and outstanding                                                  --                --
     Common stock, $.01 par value; shares authorized 95,000;
        33,065 shares issued and outstanding                                             331               331
     Additional paid-in capital                                                      318,013           319,910
     Retained earnings                                                                93,591            92,661
                                                                                   ---------         ---------
                                                                                     411,935           412,902
       Less common stock held in treasury at cost - 6,576 shares at April 1,
           2001 and 6,873 shares at December 31, 2000                                (46,424)          (48,603)
                                                                                   ---------         ---------
           Total shareholders' equity                                                365,511           364,299
                                                                                   ---------         ---------
           Total liabilities and shareholders' equity                              $ 735,577         $ 743,593
                                                                                   =========         =========

      The accompanying notes are an integral part of these balance sheets.

                        PERSONNEL GROUP OF AMERICA, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE PERIODS ENDED APRIL 1, 2001 AND APRIL 2, 2000
                                 (IN THOUSANDS)


                                                                             Three months ended
                                                                          April 1,         April 2,
                                                                            2001             2000
                                                                          --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $    930         $  4,042
     Adjustments to reconcile net income from continuing
          operations to net cash provided by operating activities:
          Depreciation and amortization                                      6,068            5,781
          Deferred income taxes, net                                           736               --
          Changes in assets and liabilities:
               Accounts receivable                                           2,749             (751)
               Accounts payable and accrued liabilities                       (129)             453
               Income taxes payable                                             --            1,627
               Other, net                                                   (1,168)          (1,345)
                                                                          --------         --------
     Net cash provided by operating activities                               9,186            9,807

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition-related payments                                             (525)         (25,438)
     Purchases of property and equipment, net                               (1,153)          (1,958)
                                                                          --------         --------
     Net cash used in investing activities                                  (1,678)         (27,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments under credit facility                                      (11,000)         (11,000)
     Borrowings under credit facility                                        1,000           29,000
     Credit facility amendment fees                                         (1,227)              --
     Repurchases of common stock                                                --           (5,874)
     Repayments of seller notes and other borrowings                          (149)            (374)
     Proceeds from  employee stock purchase plan and exercise
          of stock options                                                     282              661
                                                                          --------         --------

     Net cash provided by (used in) financing activities                   (11,094)          12,413

     Net decrease in cash and cash equivalents                              (3,586)          (5,176)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             6,233            5,752
                                                                          --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  2,647         $    576
                                                                          ========         ========

        The accompanying notes are an integral part of these statements.

                        PERSONNEL GROUP OF AMERICA, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1)      GENERAL

         The unaudited consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

(2)      INTANGIBLE ASSETS

         Intangible assets primarily consist of goodwill associated with acquired businesses. The Company allocates the excess of cost over the fair value of net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although the Company believes that goodwill has an unlimited life, the Company amortizes such costs on a straight-line basis over 40 years. Other intangibles consist primarily of covenants not to compete. Accumulated amortization of intangible assets amounted to $58,852 and $54,747 at April 1, 2001 and December 31, 2000, respectively. Amortization expense for the quarters ended April 1, 2001 and April 2, 2000 was $4,105 and $4,019, respectively.

(3)      LONG-TERM DEBT

         Long-term debt consisted of the following at April 1, 2001 and December 31, 2000:

                                                                     April 1,        December 31,
                                                                       2001              2000
                                                                    ---------         ---------
5-3/4% Convertible Subordinated Notes due July 2004 (the
    "Notes")                                                        $ 115,000         $ 115,000
Revolving credit facility due June 2002                               140,000           150,000
Notes payable to sellers of acquired companies
       and other                                                          498               647
                                                                    ---------         ---------
                                                                      255,498           265,647
               Less current portion                                      (498)             (647)
                                                                    ---------         ---------
                                                                    $ 255,000         $ 265,000
                                                                    =========         =========

         The revolving credit facility expires in June 2002. As a result, the Company expects to reclassify the revolving credit debt outstanding to current liabilities on the balance sheet at the end of the second quarter of 2001.

         The Credit Facility was amended in March 2001 to cure fourth quarter technical violations of certain financial covenants. The amendment provides for a $180.0 million reducing revolving line of credit due June 2002. The amended Credit Facility contains customary covenants that require quarterly maintenance of certain financial ratios, minimum net worth and a restriction on the payment of cash dividends on Common Stock. It also places additional limitations on share repurchases, acquisitions and capital expenditures. Under the terms of the amendment, the maximum principal amount available for borrowing is scheduled to reduce to $176.0 million by the end of the third quarter of 2001, $171.0 million by the end of the fourth quarter of 2001 and $166.0 million by the end of the first quarter of 2002. Interest rates payable under the amended Credit Facility were increased to reflect current market and credit conditions, and are currently set at LIBOR plus 300 basis points. The amended Credit Facility is collateralized by substantially all of the Company's tangible and intangible assets.

(4)      NET INCOME PER SHARE

         In accordance with FAS 128, the following tables reconcile net income and weighted average diluted shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of the quarters ended April 1, 2001 and April 2, 2000:

                                                                       April 1,       April 2,
                                                                        2001           2000
                                                                       -------        -------
BASIC EARNINGS PER SHARE:
     Net income                                                        $   930        $ 4,042
                                                                       =======        =======

     Weighted average shares outstanding                                26,183         25,194
     Basic earnings per share                                          $  0.04        $  0.16
                                                                       =======        =======

DILUTED EARNINGS PER SHARE:
     Net income                                                        $   930        $ 4,042
        Add:  Interest expense on Convertible Notes, net of tax             --          1,064
                                                                       -------        -------
     Diluted net income                                                    930          5,106

     Weighted average shares outstanding                                26,183         25,194
        Add:  Dilutive employee stock options                              165            173
        Add:  Assumed conversion of Convertible Notes                       --          6,456
                                                                       -------        -------

     Diluted weighted average shares outstanding                        26,348         31,823

     Diluted earnings per share                                        $  0.04        $  0.16
                                                                       =======        =======

         Stock options to purchase 3,715,432 and 2,703,660 shares of Common Stock were outstanding during the three months ended April 1, 2001 and April 2, 2000, respectively, but were excluded from the computation of net income per diluted share because their effect was antidilutive. The conversion of the Notes into 6,456,140 common shares was also excluded from the computation of net income per diluted share in 2001 because their effect was antidilutive.

(5)      SEGMENT INFORMATION

         The Company is organized in two segments: Information Technology Services ("IT Services") and Commercial Staffing Services ("Commercial Staffing"). IT Services provides technical staffing, training, information technology consulting services and technology tools for human capital management. Commercial Staffing provides temporary staffing services, placement of full-time employees and on-site management of temporary employees. The Company evaluates segment performance based on income from operations before corporate expenses, amortization of intangible assets, interest and income taxes. Because of the Company's substantial intangible assets, management does not consider total assets by segment an important management tool and, accordingly, the Company does not report this information separately.

         The table below presents segment information for the quarters ended April 1, 2001 and April 2, 2000:

                                         April 1,        April 2,
                                           2001            2000
                                         --------        --------
Revenues
    IT Services                          $131,777        $132,699
    Commercial Staffing                    77,419          84,157
                                         --------        --------
       Total revenues                     209,196         216,856
                                         --------        --------

Operating income
    IT Services                             9,058          11,754
    Commercial Staffing                     5,810           8,139
                                         --------        --------
       Total operating income              14,868          19,893

Corporate expenses                          4,114           2,872
Amortization of intangible assets           4,105           4,019
Non-recurring costs                            --           1,452
Interest expense                            4,751           4,434
                                         --------        --------
Income before income taxes               $  1,898        $  7,116
                                         ========        ========

         The following table sets forth identifiable assets by segment at April 1, 2001 and December 31, 2000:

                                         April 1,       December 31,
                                           2001            2000
                                         --------        --------
Accounts receivable, net
    IT Services                          $ 88,459        $ 85,344
    Commercial Staffing                    35,470          41,398
    Corporate                                 614             550
                                         --------        --------
   Total accounts receivable, net        $124,543        $127,292
                                         ========        ========

(6)      NON-RECURRING COSTS

         In connection with the retirement of the Company's Chief Executive Officer in February 2000, the Company agreed to provide certain severance, retirement and other benefits to such officer. The total pre-tax cost to the Company of this arrangement (reduced by amounts that the Company had previously accrued for retirement benefits for this officer) was approximately $1.5 million and was recorded in the quarter ended April 2, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and related notes appearing elsewhere in this report. The Company's fiscal year ends on the Sunday nearest to December 31.

         The Company is organized into two Divisions: the Information Technology Services Division ("IT Services"), which provides information technology staffing and consulting services in a range of computer-related disciplines and technology tools for human capital management, and the Commercial Staffing Services Division ("Commercial Staffing"), which provides a variety of temporary office, clerical, accounting and finance, light technical and light industrial staffing services. Approximately 63% of the Company's first quarter 2001 revenues came from IT Services and 37% came from Commercial Staffing.

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


RESULTS OF OPERATIONS

         QUARTER ENDED APRIL 1, 2001 VERSUS QUARTER ENDED APRIL 2, 2000

         Revenues. Total revenues declined 3.5% to $209.2 million in the first quarter of 2001 from $216.9 million in 2000. IT Services revenues declined 0.7% to $131.8 million in the first quarter of 2001 primarily as the result of the continuing industry-wide slowdown in customer demand for IT staffing services. IT Services billable consultants on assignment declined from approximately 3,750 at the end of 2000 to approximately 3,500 at the end of the first quarter. Commercial Staffing revenues declined 8.0% to $77.4 million in the first quarter of 2001 from $84.2 million in 2000 primarily due to an uncertain economic climate that resulted in declines in permanent placement revenues and the retail component of the Company's temporary staffing business. Permanent placement revenues were 8.4% of Commercial Staffing revenues in the first quarter of 2001, down from 9.9% during the first quarter of 2000. The Company does not expect improvements in demand for its services in 2001 due to the ongoing weak economic conditions.

         Direct Costs of Service and Gross Profit. Direct costs, consisting of payroll and related expenses of consultants and temporary workers, decreased 2.2% to $152.5 million in the first quarter of 2001 on the lower revenues. Gross margin as a percentage of revenues decreased 100 basis points to 27.1% for the first quarter of 2001 from 28.1% in 2000. This decrease primarily was the result of the continued softening in the higher margin sectors of the staffing and consulting businesses and the decline in permanent placement services.

         Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses, before non-recurring charges, and depreciation and amortization expense, increased 4.3% to $50.0 million in the first quarter of 2001 from $48.0 million in 2000. As a percentage of revenues, selling, general and administrative expenses, before nonrecurring charges, increased to 21.0% in the first quarter, up 150 basis points from last year. This increase was caused by continuing investments in information systems and inflationary increases in personnel and office lease costs. In addition, depreciation and amortization expense increased to 2.9% of revenues in the first quarter of 2001 from 2.7% last year primarily due to increased amortization expense resulting from earn-out payments related to prior acquisitions and continuing investments in management information systems.

         Interest Expense. Interest expense increased slightly to $4.8 million in the first quarter of 2001 from $4.4 million in 2000. The average interest rate on borrowings was 7.8%, up 40 basis points over the first quarter last year. See "--Liquidity and Capital Resources."

         Income Tax Expense. The effective tax rate increased to 51.0% in the first quarter of 2001 from 43.2% in 2000 primarily because nondeductible amortization expense related to acquisitions increased during the year as a percentage of the Company's pretax income. The Company's effective tax rate has historically been higher than the U.S. federal statutory rate of 35.0% primarily due to state income taxes and nondeductible amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of cash are from operations and borrowings under the Company's bank revolving credit facility (the "Credit Facility"). The Company's principal uses of cash are to fund working capital, capital expenditures and contingent earn-out payments related to previous acquisitions.

      For the quarter ended April 1, 2001, cash provided by operating activities decreased to $7.9 million from $9.8 million for the quarter ended April 2, 2000, primarily as a result of lower earnings before depreciation and amortization in the quarter. In the aggregate, day's sales outstanding increased to 54 days at April 1, 2001, from 52 days at April 2, 2000. Cash used for investing activities decreased to $1.7 million in the quarter from $27.4 million in 2000 primarily as a result of lower contingent earn-out payments relating to acquisitions.

      As of April 1, 2001, the Company was obligated to make certain contingent earn-out payments to former owners of acquired businesses. Earn-out payments made during the first quarter of 2001 were approximately $0.5 million in the aggregate. The Company is obligated to make additional earn-out payments based on earnings of acquired businesses for the year ended December 31, 2000 and estimates that these payments will be in the range of $10.5 million to $11.5 million in the aggregate. The Company is obligated to make one earn-out payment based on earnings of an acquired business for the 12-month period ended June 30, 2001, and estimates that this payment will be immaterial. There can be no assurance, however, that the actual amounts of any earn-out payments will not differ materially from the estimates set forth herein. Following the 2001 earn-out payments, the Company will have no further earn-out obligations with respect to any of its existing operations.

         The Credit Facility was amended in March 2001 to cure fourth quarter technical violations of certain financial covenants. The amendment provides for a $180.0 million reducing revolving line of credit due June 2002. As of April 1, 2001, $140.0 million of borrowings were outstanding under the amended Credit Facility and approximately $6.7 million had been used for the issuance of undrawn letters of credit to secure the Company's workers' compensation programs. The Company had borrowing capacity of $33.3 million. The amended Credit Facility also includes covenants that require maintenance of certain financial ratios on a quarterly basis, and placed additional limitations on share repurchases, acquisitions and capital expenditures.

         Also under the terms of the amendment, the maximum principal amount available for borrowing is scheduled to reduce to $176.0 million by the end of the third quarter of 2001, $171.0 million by the end of the fourth quarter of 2001 and $166.0 million by the end of the first quarter of 2002. Interest rates payable under the amended Credit Facility were increased to reflect current market and credit conditions, and are currently set at LIBOR plus 300 basis points. Additionally, the Company paid bank fees of $1.2 million in connection with the amendment to the Credit Facility in March 2001. These fees will be amortized over the remaining term of the Credit Facility. The daily weighted average interest rate under the Credit Facility was 7.8% during the first quarter of 2001. The weighted average interest rate of the Company's borrowings under the Credit Facility was 8.3% at April 1, 2001. The amended Credit Facility is collateralized by a pledge of substantially all of the Company's tangible and intangible assets.

         The Company expects to spend less than 3/4 of 1% of its 2001 revenues on management information systems and other capital expenditures. The Company reduced capital spending in the first quarter of 2001 to less than $1.2 million, down from approximately $2.0 million in the first quarter of 2000 and $1.6 million in the fourth quarter of 2000.

         The Company believes that cash flow from operations and borrowing capacity under the amended Credit Facility will be adequate to meet its presently anticipated needs for working capital and capital expenditures and its diminishing needs for contingent earn-out payments. In the event of unanticipated short-term needs, the Company would likely be required to seek alternative sources of capital. Additionally, the Credit Facility expires in June 2002. The Company intends to seek an extension to, or a refinancing of, the Credit Facility. There can be no assurance, however, that alternative sources of capital will be available, if and when needed, on favorable terms.

FORWARD-LOOKING INFORMATION

      This report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain various "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management's belief and assumptions, as well as information currently available to management. These statements may be identified by words such as "estimate," "forecast," "plan," "intend," "believe," "expect," "anticipate," or variations or negatives thereof, or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in such statements. These risks and uncertainties include, but are not limited to, the following: changes in levels of unemployment and other economic conditions in the United States, or in particular regions or industries; adverse changes in credit and capital markets conditions that may affect the Company's ability to obtain financing or refinancing on favorable terms; adverse changes to management's periodic estimates of future cash flows that may affect management's assessment of its ability to fully recover its intangible assets; reduction in the supply of qualified candidates for temporary employment or the Company's ability to attract qualified candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for PGA's services, or the Company's ability to maintain its profit margins; the possibility that the Company will incur liability for the activities of its temporary employees or for events affecting its temporary employees on clients' premises; the success of the Company in attracting, training and retaining qualified management personnel and other staff employees; and whether governments will impose additional regulations or licensing requirements on personnel services businesses in particular or on employer/employee relationships in general, and other matters discussed in this report and the Company's other filings with the Securities and Exchange Commission. Because long-term contracts are not a significant part of PGA's business, future results cannot be reliably predicted by considering past trends or extrapolating past results. The Company undertakes no obligation to update information contained in this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company's outstanding debt under the Credit Facility at April 1, 2001, was $140.0 million. Interest on borrowings under the Credit Facility is based on LIBOR plus a variable margin. Based on the outstanding balance at April 1, 2001, a change of 1% in the interest rate would cause a change in interest expense of approximately $1.4 million on an annual basis.

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


                                    PERSONNEL GROUP OF AMERICA, INC.
                                    (Registrant)


Date: May 16, 2001                  By:      /s/ Larry L. Enterline
                                          --------------------------------------
                                          Larry L. Enterline
                                          Chief Executive Officer

Date: May 16, 2001                  By:     /s/ James C. Hunt
                                          --------------------------------------
                                          James C. Hunt
                                          President and Chief Financial Officer

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

     10.2+        Amended and Restated Management Incentive                 10.2                  10-K for year
                  Compensation Plan                                                                ended 1/3/99

     10.3+        1997 Employee Stock Purchase Plan, as amended             10.3                  10-K for year
                                                                                                  ended 12/31/00

     10.4#+       Director and Officer Indemnification                      10.3                  10-K for year
                  Agreement of James V. Napier                                                    ended 12/31/95

     10.5+        Letter of Employment between the Company and              10.5                  10-K for year
                  Larry L. Enterline                                                              ended 12/31/00

     10.6+        Supplemental Retirement Plan for Edward P.                10.7                  10-K for year
                  Drudge, Jr.                                                                      ended 1/2/00

     10.7+        Form of Retirement Agreement between the                  10.8                  10-K for year
                  Company and Edward P. Drudge, Jr.                                                ended 1/2/00

                                                                    FILED HEREWITH(*),OR
                                                                       INCORPORATED BY
                                                                   REFERENCE FROM PREVIOUS
                                                                           EXHIBIT
    EXHIBIT                                                                                      COMPANY REG. NO.
     NUMBER                        DESCRIPTION                             NUMBER                   OR REPORT
    -------                        -----------                             ------                ----------------

     10.8+        Employment Agreement between the Company and              10.10                 10-K for year
                  James C. Hunt                                                                   ended 12/29/96

     10.9+        Employment Agreement between the Company and              10.13                 10-K for year
                  Ken R. Bramlett, Jr.                                                            ended 12/29/96

     10.10+       Employment Agreement between the Company and              10.9                  10-K for year
                  Michael H. Barker                                                                ended 1/3/99

     10.11        Amended and Restated Non-Qualified                        10.16                 10-K for year
                  Profit-Sharing Plan                                                             ended 12/29/96

     10.12+       Director's Non-Qualified Deferred Fee Plan                10.12                 10-K for year
                                                                                                  ended 12/28/97

     10.13        Amendment No. 3 to Amended and Restated                   10.13                 10-K for year
                  Credit Agreement among the Company and its                                      ended 12/31/00
                  subsidiaries, the lenders party thereto and
                  Bank of America, as Agent

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