Form 10-Q
period 2001-07-01
PERSONNEL GROUP OF AMERICA INC
filed 2001-08-15
CIK 948850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X]         Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the quarterly period ended July 1, 2001


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

                                 (704) 442-5100
               (Registrant's telephone number including area code)

                                      None
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

As of August 14, 2001, there were 26,665,869 shares of outstanding common stock, par value $.01 per share.

                        PERSONNEL GROUP OF AMERICA, INC.
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                          Page

Item 1.    Financial Statements (unaudited)
                Unaudited Consolidated Statements of Operations.........    3
                Unaudited Consolidated Balance Sheets...................    4
                Unaudited Consolidated Statements of Cash Flows.........    5
                Notes to Unaudited Consolidated Financial Statements....    6

Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations...........   10

Item 3.    Quantitative and Qualitative Disclosures
                About Market Risk.......................................   14


PART II - OTHER INFORMATION

Item 4.    Submission of Matters to Vote of Security Holders............   14
Item 6.    Exhibits and Reports on Form 8-K.............................   14

Signatures..............................................................   15

Exhibit Index ..........................................................   16

                        PERSONNEL GROUP OF AMERICA, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE PERIODS ENDED JULY 1, 2001 AND JULY 2, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           Three Months Ended                 Six Months Ended
                                                       July 1,           July 2,           July 1,          July 2,
                                                         2001              2000             2001             2000
                                                      ---------         ---------        ---------         ---------
REVENUES                                              $ 194,370         $ 223,006        $ 403,993         $ 439,862

DIRECT COSTS OF SERVICE                                 142,427           158,242          295,301           314,117
                                                      ---------         ---------        ---------         ---------
 GROSS PROFIT                                            51,943            64,764          108,692           125,745

OPERATING EXPENSES
     Selling, general and administrative                 40,202            46,394           83,788            88,592
     Depreciation and amortization                        6,071             6,173           12,139            11,954
     Restructuring and rationalization charges            3,913                --            4,359             1,452
                                                      ---------         ---------        ---------         ---------

OPERATING INCOME                                          1,757            12,197            8,406            23,747
INTEREST EXPENSE                                          5,077             5,079            9,828             9,513
                                                      ---------         ---------        ---------         ---------

INCOME (LOSS) BEFORE INCOME TAXES                        (3,320)            7,118           (1,422)           14,234
PROVISION (BENEFIT) FOR INCOME TAXES                     (2,261)            3,203           (1,293)            6,277
                                                      ---------         ---------        ---------         ---------

NET INCOME (LOSS)                                     $  (1,059)        $   3,915        $    (129)        $   7,957
                                                      =========         =========        =========         =========

NET INCOME (LOSS) PER BASIC SHARE                     $    (.04)        $    0.16        $      --         $    0.32

NET INCOME (LOSS) PER DILUTED SHARE                   $    (.04)        $    0.16        $      --         $    0.32


        The accompanying notes are an integral part of these statements.

                        PERSONNEL GROUP OF AMERICA, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                       JULY 1, 2001 AND DECEMBER 31, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       July 1,         December 31,
                                                                         2001             2000
                                                                      ---------         ---------
ASSETS                                                               (Unaudited)        (Audited)
Current assets:
     Cash and cash equivalents                                        $   5,235         $   6,233
     Accounts receivable, net                                           115,926           127,292
     Prepaid expenses and other current assets                            9,403             6,537
     Deferred income taxes                                               11,450            10,064
     Notes receivable from sale of discontinued operations                  885               885
                                                                      ---------         ---------
         Total current assets                                           142,899           151,011

Property and equipment, net                                              22,680            25,986
Intangible assets, net                                                  554,934           563,031
Other assets                                                              3,862             3,565
                                                                      ---------         ---------
         Total assets                                                 $ 724,375         $ 743,593
                                                                      =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                $ 138,350         $     647
     Accounts payable                                                    12,665            13,910
     Accrued wages, benefits and other                                   50,970            53,877
                                                                      ---------         ---------
         Total current liabilities                                      201,985            68,434


Long-term debt                                                          115,000           265,000
Other long-term liabilities                                              42,814            45,860
                                                                      ---------         ---------
         Total liabilities                                              359,799           379,294

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value; shares authorized 5,000;
        No shares issued and outstanding                                     --                --
     Common stock, $.01 par value; shares authorized 95,000;
        33,065 shares issued and outstanding                                331               331
     Additional paid-in capital                                         317,201           319,910
     Retained earnings                                                   92,532            92,661
                                                                      ---------         ---------
                                                                        410,064           412,902
       Less common stock held in treasury at cost -
           6,476 shares at July 1, 2001 and 6,873 shares at
        December 31, 2000                                               (45,488)          (48,603)
                                                                      ---------         ---------
           Total shareholders' equity                                   364,576           364,299
                                                                      ---------         ---------
           Total liabilities and shareholders' equity                 $ 724,375         $ 743,593
                                                                      =========         =========

      The accompanying notes are an integral part of these balance sheets.

                        PERSONNEL GROUP OF AMERICA, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE PERIODS ENDED JULY 1, 2001 AND JULY 2, 2000
                                 (IN THOUSANDS)


                                                                              Six Months Ended
                                                                          July 1,          July 2,
                                                                            2001             2000
                                                                          --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                    $   (129)        $  7,957
     Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
          Depreciation and amortization                                     12,139           11,954
          Loss on abandonment and disposals                                    950               --
          Deferred income taxes, net                                           329               --
          Changes in assets and liabilities:
               Accounts receivable                                          11,366           (8,376)
               Accounts payable and accrued liabilities                     (8,560)           2,597
               Income taxes payable                                             --            1,657
               Other, net                                                    4,190             (630)
                                                                          --------         --------
     Net cash provided by operating activities                              20,285           15,159

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition-related payments                                           (6,575)         (40,470)
     Purchases of property and equipment, net                               (1,590)          (4,521)
                                                                          --------         --------
     Net cash used in investing activities                                  (8,165)         (44,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments under credit facility                                      (24,000)         (16,000)
     Borrowings under credit facility                                       12,000           50,000
     Credit facility amendment fees                                         (1,227)              --
     Repurchases of common stock                                                --          (10,584)
     Repayments of seller notes and other borrowings                          (297)            (529)
     Proceeds from employee stock purchase plan and exercise
          of stock options                                                     406            1,201
                                                                          --------         --------

     Net cash provided by (used in) financing activities                   (13,118)          24,088

     Net decrease in cash and cash equivalents                                (998)          (5,744)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             6,233            5,752
                                                                          --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  5,235         $      8
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

(2)      INTANGIBLE ASSETS

         Intangible assets primarily consist of goodwill associated with acquired businesses. The Company allocates the excess of cost over the fair value of net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although the Company believes that goodwill has an unlimited life, the Company amortizes such costs on a straight-line basis over 40 years. Other intangibles consist primarily of covenants not to compete. Accumulated amortization of intangible assets amounted to $62,940 and $54,747 at July 1, 2001 and December 31, 2000, respectively. Amortization expense for the quarters ended July 1, 2001 and July 2, 2000 was $4,088 and $4,177, respectively.

         The Company periodically evaluates the recoverability of its goodwill and other intangible assets in relation to anticipated future cash flows on an undiscounted basis. In conjunction with the decline in the demand for Company services, the Company continues to monitor for recoverability of its intangible assets. Under the Company's impairment policy, based on the operating results during the first six months of 2001, the Company generally recovers the intangible asset values over periods ranging from 5 to 20 years. Certain markets are more adversely impacted by current market conditions. The Company continues to forecast recoverability as these markets are anticipated to recover. However, should the Company continue to experience a further decline in operating results, the recoverability of its intangible assets could be impaired.

(3)      LONG-TERM DEBT

         Long-term debt consisted of the following at July 1, 2001 and December 31, 2000:

                                                             July 1,         December 31,
                                                               2001             2000
                                                            ---------         ---------
5-3/4% Convertible Subordinated Notes due July
    2004 (the "Notes")                                      $ 115,000         $ 115,000
Revolving credit facility due June 2002 (the "Credit
    Facility")                                                138,000           150,000
Notes payable to sellers of acquired companies
       and other                                                  350               647
                                                            ---------         ---------
                                                              253,350           265,647
               Less current portion                          (138,350)             (647)
                                                            ---------         ---------
                                                            $ 115,000         $ 265,000
                                                            =========         =========

         The Credit Facility expires in June 2002, and has been classified as a current liability on the Company's balance sheet. The Credit Facility was amended in March 2001 to cure fourth quarter 2000 technical violations of certain financial covenants. The amendment provides for a $180.0 million reducing revolving line of credit due June 2002. The amended Credit Facility contains customary covenants that require quarterly maintenance of certain financial ratios, minimum net worth and a restriction on the payment of cash dividends on Common Stock. It also places additional limitations on share repurchases, acquisitions and capital expenditures. Under the terms of the amendment, the maximum principal amount available for borrowing is scheduled to reduce to $176.0 million by the end of the third quarter of 2001, $171.0 million by the end of the fourth quarter of 2001 and $166.0 million by the end of the first quarter of 2002. Interest rates payable under the amended Credit Facility were increased to reflect current market and credit conditions, and are currently set at LIBOR plus 325 basis points. The amended Credit Facility is collateralized by substantially all of the Company's tangible and intangible assets.

(4)      RESTRUCTURING AND RATIONALIZATION CHARGES

         In June 2001, the Company announced a plan to restructure and rationalize certain operations, which resulted in the Company recording a charge totaling $3.9 million in the second quarter of 2001. Additionally, the Company initiated a workforce reduction program during the first quarter. Approximately 14% of permanent workforce has been eliminated since the beginning of 2001.

         A summary of the restructuring and rationalization charges for the six months ended July 1, 2001:

                                                Employee          Lease         Property
                                                Severance      Termination     Abandonment        Other
                                                ---------      -----------     -----------       -------
Restructuring and rationalization charges        $   999         $ 1,777         $   394         $ 1,189
Cash payments                                       (801)           (173)             --            (206)
Write down of abandoned property                      --              --            (394)             --
Loss on sale of CareerShop                            --              --              --            (660)
                                                 -------         -------         -------         -------
Accrued liability at July 1, 2001                $   198         $ 1,604         $    --         $   323
                                                 =======         =======         =======         =======

         The second quarter charges consisted primarily of estimated lease termination costs, write down of abandoned leasehold improvements and other equipment and severance-related costs. The job functions eliminated included both administrative and income-producing employees. The Company plans to consolidate operations in other geographic markets in which the Company currently operates multiple branches and to downsize in selected other existing locations. Other rationalization expenses of $1.2 million were recorded in 2001 associated with incremental costs in downsizing the business to current operating levels, the loss on the sale of CareerShop and changes in estimates for previous lease terminations of $0.4 million.

         To conform with classifications adopted in the second quarter, the financial statements for the first quarter were revised to reflect certain reclassifications, but these reclassifications had no effect on net income.

(5)      NET INCOME PER SHARE

         In accordance with FAS 128, the following tables reconcile net income and weighted average diluted shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of the quarters ended July 1, 2001 and July 2, 2000:

                                                            Three Months Ended                Six Months Ended
                                                         July 1,          July 2,         July 1,          July 2,
                                                          2001             2000            2001             2000
                                                        --------         --------        --------         --------
BASIC EARNINGS PER SHARE:
     Net income (loss)                                  $ (1,059)        $  3,915        $   (129)        $  7,957
                                                        ========         ========        ========         ========

     Weighted average shares outstanding                  26,540           24,273          26,362           24,732
     Basic earnings per share                           $   (.04)        $   0.16        $     --         $   0.32
                                                        ========         ========        ========         ========

DILUTED EARNINGS PER SHARE:
     Net income (loss)                                  $ (1,059)        $  3,915        $   (129)        $  7,957
        Add: Interest expense on Convertible
           Notes, net of tax                                  --            1,064              --            2,128
                                                        --------         --------        --------         --------
     Diluted net income (loss)                          $ (1,059)        $  4,979        $   (129)        $ 10,085
                                                        ========         ========        ========         ========

     Weighted average shares outstanding                  26,540           24,273          26,362           24,732
        Add:  Dilutive employee stock options                 --                3              --               59
        Add:  Assumed conversion of Convertible
           Notes                                              --            6,456              --            6,456
                                                        --------         --------        --------         --------

     Diluted weighted average shares outstanding          26,540           30,732          26,362           31,247

     Diluted earnings per share                         $   (.04)        $   0.16        $     --         $   0.32
                                                        ========         ========        ========         ========


         Stock options to purchase 4,532,183 and 3,333,337 shares of Common Stock were outstanding during the quarter ended July 1, 2001 and July 2, 2000, respectively, but were excluded from the computation of net income per diluted share because their effect was antidilutive. The conversion of the Notes into 6,456,140 shares of Common Stock was also excluded from the computation of net income per diluted share in 2001 because their effect was antidilutive.


(6)      SEGMENT INFORMATION

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

         The table below presents segment information for the quarters ended July 1, 2001 and July 2, 2000:

                                                      Three Months Ended                 Six Months Ended
                                                  July 1,           July 2,          July 1,           July 2,
                                                   2001               2000             2001              2000
                                                 ---------         ---------        ---------         ---------
Revenues
    IT Services                                  $ 120,833         $ 135,493        $ 253,038         $ 268,192
    Commercial Staffing                             73,537            87,513          150,955           171,670
                                                 ---------         ---------        ---------         ---------
       Total revenues                              194,370           223,006          403,993           439,862
                                                 ---------         ---------        ---------         ---------

Operating income
    IT Services                                      8,570            11,714           17,976            23,468
    Commercial Staffing                              5,348             8,471           11,235            16,610
                                                 ---------         ---------        ---------         ---------
       Total segment operating
            income                                  13,918            20,185           29,211            40,078

Corporate expenses                                   4,160             3,811            8,252             6,683
Amortization of intangible assets                    4,088             4,177            8,194             8,196
Restructuring and rationalization charges            3,913                --            4,359             1,452
Interest expense                                     5,077             5,079            9,828             9,513
                                                 ---------         ---------        ---------         ---------
Income (loss) before income taxes                $  (3,320)        $   7,118        $  (1,422)        $  14,234
                                                 =========         =========        =========         =========

         The following table sets forth identifiable assets by segment at July 1, 2001 and December 31, 2000:

                                              July 1,       December 31,
                                               2001            2000
                                             --------        --------
Accounts receivable, net
    IT Services                              $ 80,725        $ 85,344
    Commercial Staffing                        34,496          41,398
    Corporate                                     705             550
                                             --------        --------
       Total accounts receivable, net        $115,926        $127,292
                                             ========        ========

(7)      NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued Statement of Financial Accounting Standard No. 141, "Business Combinations" ("FAS 141"), and Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method, and eliminated the use of the pooling-of-interests method. The Company will be required to adopt FAS 141 in the third quarter of 2001. FAS 142 eliminates the amortization of goodwill against earnings, effective January 1, 2002. FAS 142 also provides that an intangible asset with a finite life is amortized over the estimated useful life of the asset; an intangible asset including goodwill, with an indefinite life is not amortized. FAS 142 also requires the Company to test goodwill and other intangible assets not subject to amortization for impairment annually, or more frequently, if events or changes in circumstances indicate that an asset might be impaired. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

         The Company's intangible assets consist principally of goodwill. While the Company has not made any assessment of the impact of FAS 142 on the carrying value of goodwill, the methodology for the impairment assessment represents a significant change from the existing goodwill impairment methodology periodically performed by the Company. The Company believes that based on current economic conditions and operating results experienced by the Company and the overall economic conditions of its industry, the implementation of the impairment test required under FAS 142 could result in an impairment charge which could be material to the Company's operating results and financial position. The Company expects to complete its assessment during the first six months of 2002 and any impact of the impairment test would be recognized in accordance with the FAS 142 provisions at that time.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and related notes appearing elsewhere in this report. The Company's fiscal year ends on the Sunday nearest to December 31.

         The Company is organized into two Divisions: the Information Technology Services Division ("IT Services"), which provides information technology staffing and consulting services in a range of computer-related disciplines and technology tools for human capital management, and the Commercial Staffing Services Division ("Commercial Staffing"), which provides a variety of temporary office, clerical, accounting and finance, light technical and light industrial staffing services. Approximately 62% of the Company's second quarter 2001 revenues came from IT Services and 38% came from Commercial Staffing.

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


RESULTS OF OPERATIONS

         QUARTER ENDED JULY 1, 2001 VERSUS QUARTER ENDED JULY 2, 2000

         Revenues. Total revenues declined 12.8% to $194.4 million in the second quarter of 2001 from $223.0 million in 2000. IT Services revenues declined 10.8% to $120.8 million in the second quarter of 2001 primarily as the result of the continuing industry-wide slowdown in customer demand for IT staffing services. IT Services billable consultants on assignment declined from approximately 3,500 at the end of the first quarter of 2001 to approximately 3,200 at the end of the second quarter. Commercial Staffing revenues declined 16.0% to $73.5 million in the second quarter of 2001 from $87.5 million in 2000 primarily due to the weak economic climate, which resulted in declines in permanent placement revenues and the retail component of the Company's temporary staffing business. Permanent placement revenues were 6.8% of Commercial Staffing revenues in the second quarter of 2001, down from 10.7% during the second quarter of 2000. The

Company does not expect improvements in demand for its services during the balance of 2001 due to the ongoing weak economic conditions.

         Direct Costs of Service and Gross Profit. Direct costs, consisting of payroll and related expenses of consultants and temporary workers, decreased 10.0% to $142.4 million in the second quarter of 2001 on the lower revenues. Gross margin as a percentage of revenues decreased 230 basis points to 26.7% for the second quarter of 2001 from 29.0% in 2000. This decrease primarily was the result of the continued softening in the higher margin sectors of the staffing and consulting businesses and the significant decline in permanent placement services.

         Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses, before restructuring and rationalization charges decreased 12.0% to $46.3 million in the second quarter of 2001 from $52.6 million in 2000. The decrease was primarily due to the Company's aggressive cost containment program, including the work force reduction and office consolidation initiatives. Approximately 14% of the Company's permanent workforce has been eliminated since the beginning of 2001. Also, variable or incentive compensation declined in the second quarter due to lower revenues and operating margins. As a percentage of revenues, selling, general and administrative expenses before restructuring and rationalization charges increased to 23.8% in the second quarter, up 20 basis points from last year. In addition, depreciation and amortization expense increased to 3.1% of revenues in the second quarter of 2001 from 2.8% last year primarily due to the decline in revenues in 2001.

         Interest Expense. Interest expense remained constant at $5.1 million in the second quarter of 2001 versus last year. The average interest rate on borrowings was 8.69%, up 60 basis points over the second quarter last year due to the increase in the Company's borrowing costs under the amended Credit Facility, but offset by lower borrowing levels under the Credit Facility. See "--Liquidity and Capital Resources."

         Income Tax Expense (Benefit). The income tax benefit recorded in the second quarter was comprised of the tax benefit related to the operating loss for the period and the $1.4 million tax benefit related to the diminution in value in the Company's investment in CareerShop, which was sold during the second quarter. The effective tax rate was 45.0% in the second quarter of 2000, higher than the U.S. federal statutory rate of 35.0% primarily due to non-deductible amortization expense and state income taxes.

RESULTS OF OPERATIONS

         SIX MONTHS ENDED JULY 1, 2001 VERSUS SIX MONTHS ENDED JULY 2, 2000

         Revenues. Total revenues declined 8.2% to $404.0 million in the first six months of 2001 from $439.9 million in 2000. IT Services revenues declined 5.7% to $253.0 million in the first six months of 2001 primarily as the result of the continuing industry-wide slowdown in customer demand for IT staffing services. IT Services billable consultants on assignment declined from approximately 3,750 at the end of 2000 to approximately 3,200 at the end of the second quarter of 2001. Commercial Staffing revenues declined 12.1% to $151.0 million in the first six months of 2001 from $171.7 million in 2000 primarily due to the weak economic climate, which resulted in declines in permanent placement revenues and the retail component of the Company's temporary staffing business. Permanent placement revenues were 7.7% of Commercial Staffing revenues in the first six months of 2001, down from 10.3% during the first six months of 2000. The Company does not expect improvements in demand for its services during the balance of 2001 due to the ongoing weak economic conditions.

         Direct Costs of Service and Gross Profit. Direct costs, consisting of payroll and related expenses of consultants and temporary workers, decreased 6.0% to $295.3 million in the first six months of 2001 on the lower revenues. Gross margin as a percentage of revenues decreased 170 basis points to 26.9% for the first six months of 2001 from 28.6% in 2000. This decrease primarily was the result of the continued softening in the higher margin sectors of the staffing and consulting businesses and the significant decline in permanent placement services.

         Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses, depreciation and amortization expense, before restructuring and rationalization charges decreased 4.6% to $95.9 million in the first six months of 2001 from $100.5 million in 2000. The decrease in operating expenses was due primarily to the Company's aggressive cost containment program, including the workforce reduction and office consolidation initiatives, as well as lower variable or incentive compensation due to reduced revenues and operating margins. As a percentage of revenues, selling, general and administrative expenses before restructuring and rationalization charges increased to 23.7% in the first six months, up 80 basis points from last year. In addition, depreciation and amortization expense increased to 3.0% of revenues in the first six months of 2001 from 2.7% last year primarily due to the decline in revenues in 2001.

         Interest Expense. Interest expense increased slightly to $9.8 million in the first six months of 2001 from $9.5 million in 2000. The average interest rate on borrowings was 8.24%, up 45 basis points over the first six months last year. See "--Liquidity and Capital Resources."

         Income Tax Expense (Benefit). The income tax benefit recorded for the six months ended July 1, 2001 included the tax benefit related to the operating loss for the period and the $1.4 million tax benefit related to the diminution in value in the Company's investment in CareerShop, which was sold during the second quarter of 2001. The effective tax rate was 45.0% for the first half of 2000, higher than the U.S. federal statutory rate of 35.0% primarily due to non-deductible amortization expense and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of cash are from operations and borrowings under the Company's bank revolving credit facility (the "Credit Facility"). The Company's principal uses of cash are to repay debt and to fund working capital, capital expenditures and contingent earn-out payments related to previous acquisitions.

      The Company's working capital needs have diminished on the lower business volumes during the first half of 2001. As a result, for the six months ended July 1, 2001, cash provided by operating activities increased to $20.3 million from $15.2 million for the same period last year, primarily as a result of a reduction in accounts receivables levels since the end of 2000. In the aggregate, day's sales outstanding increased slightly to 55 days at July 1, 2001, from 54 days at July 2, 2000. Cash used for investing activities decreased to $8.2 million in the quarter from $45.0 million in 2000 primarily as a result of lower contingent earn-out payments relating to acquisitions and reduced capital spending.

         The Company has also reduced its capital spending, and currently expects to spend less than 2/3 of 1% of its 2001 revenues on management information systems and other capital expenditures. Capital spending in the first six months of 2001 was less than $1.6 million, down from approximately $4.5 million in the first six months of 2000.

      Earn-out payments made to the former owners of acquired businesses during the first six months of 2001 were approximately $6.6 million in the aggregate. The Company is obligated to make additional earn-out payments based on earnings of acquired businesses for the year ended December 31, 2000 and estimates that these payments will be in the range of $2.1 million to $3.1 million in the aggregate. There can be no assurance, however, that the actual amounts of any earn-out payments will not differ materially from the estimates set forth herein. Following the 2001 earn-out payments, the Company will have no further earn-out obligations with respect to any of its existing operations.

         The Credit Facility expires in June 2002, and has been classified as a current liability on the Company's balance sheet. But for this reclassification, net current assets at July 1, 2001 would have been $78.9 million. The Credit Facility was amended in March 2001 to cure fourth quarter 2000 technical violations of certain financial covenants. The amendment provided for a $180.0 million reducing revolving line of credit due June 2002. As of August 14, 2001, $129.0 million of borrowings were outstanding under the amended Credit Facility and approximately $6.7 million had been used for the issuance of undrawn letters of credit to secure the Company's workers' compensation programs. The amended Credit Facility includes covenants that require maintenance of certain financial ratios on a quarterly basis, and placed additional limitations on share repurchases, acquisitions and capital expenditures. As of July 1, 2001 the Company was in compliance with the Credit Facility covenants.

         Also under the terms of the amendment, the maximum principal amount available for borrowing is scheduled to reduce to $176.0 million by the end of the third quarter of 2001, $171.0 million by the end of the fourth quarter of 2001 and $166.0 million by the end of the first quarter of 2002. Interest rates payable under the amended Credit Facility were increased to reflect current market and credit conditions, and are currently set at LIBOR plus 325 basis points. Additionally, the Company paid bank fees of $1.2 million in connection with the amendment to the Credit Facility in March 2001. These fees will be amortized over the remaining term of the Credit Facility. The daily weighted average interest rate under the Credit Facility was 8.24% during the first six months of 2001. The weighted average interest rate of the Company's borrowings under the Credit Facility was 7.88% at July 1, 2001. The amended Credit Facility is collateralized by a pledge of substantially all of the Company's tangible and intangible assets.

         The Company believes that cash flow from operations and borrowing capacity under the amended Credit Facility will be adequate to meet its diminished needs for working capital, capital expenditures and the remainder of its contingent earn-out payments. Because the Credit Facility matures in June 2002, however, it is reflected as a current liability on the Company's July 1, 2001 balance sheet. The Company intends to seek an extension to, or a refinancing of, the Credit Facility prior to maturity, but can give no assurance that it can obtain such extension or refinancing on acceptable terms. In the event of unanticipated short-term liquidity needs, the Company would likely be required to seek alternative sources of capital. There can be no assurance that alternative sources of capital will be available, if and when needed, on favorable terms. If the Company is unable to extend or refinance the Credit Facility prior to maturity, or is unable to find alternative sources of capital in the event of an unanticipated short-term need, the Company could be required to consider a number of strategic alternatives, including the sale of certain or all of its assets, to finance its operations.

FORWARD LOOKING INFORMATION

          This report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain various "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management's belief and assumptions, as well as information currently available to management. These statements may be identified by words such as "estimate," "forecast," "plan," "intend," "believe," "expect,"

"anticipate," or variations or negatives thereof, or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in such statements. These risks and uncertainties include, but are not limited to, the following: changes in levels of unemployment and other economic conditions in the United States, or in particular regions or industries; adverse changes in credit and capital markets conditions that may affect the Company's ability to obtain financing or refinancing on favorable terms; adverse changes to management's periodic estimates of future cash flows that may affect management's assessment of its ability to fully recover its intangible assets; economic declines that affect the Company's ability to comply with its loan covenants; reductions in the supply of qualified candidates for temporary employment or the Company's ability to attract qualified candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for its services, or the Company's ability to maintain its profit margins; the possibility that the Company will incur liability for the activities of its temporary employees or for events affecting its temporary employees on clients' premises; the success of the Company in attracting, training and retaining qualified management personnel and other staff employees; and whether governments will impose additional regulations or licensing requirements on personnel services businesses in particular or on employer/employee relationships in general, and other matters discussed in this report and the Company's other filings with the Securities and Exchange Commission. Because long-term contracts are not a significant part of the Company's business, future results cannot be reliably predicted by considering past trends or extrapolating past results. The Company undertakes no obligation to update information contained in this report.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company's outstanding debt under the Credit Facility at July 1, 2001, was $138 million. Interest on borrowings under the Credit Facility is based on LIBOR plus a variable margin or the base rate, as defined. Based on the outstanding balance at July 1, 2001, a change of 1% in the interest rate would cause a change in interest expense of approximately $1.4 million on an annual basis.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         The Company's annual meeting of shareholders was held on May 23, 2001. The matters voted on at the meeting were proposals: (1) to elect three directors to serve a term of three years and (2) to ratify the selection of PricewaterhouseCoopers LLP as the Company's independent public accountant for fiscal 2001. Each of these proposals was approved by the following margins:

PROPOSAL 1                                  VOTES FOR                  VOTES WITHHELD
----------                                  ---------                  --------------
Election of Directors
         Larry L. Enterline                 21,447,017                 248,804
         James V. Napier                    21,492,799                 203,022
         William J. Simione, Jr.            21,492,824                 202,997

PROPOSAL 2                                  VOTES FOR                  VOTES AGAINST             ABSTENTIONS
----------                                  ---------                  -------------             -----------

Ratification of Selection of
Independent Public Accountants              21,637,327                  39,552                    18,942

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


                                     PERSONNEL GROUP OF AMERICA, INC.
                                     (Registrant)


Date: August 15, 2001                By:     /s/ Larry L. Enterline
                                          --------------------------------------
                                          Larry L. Enterline
                                          Chief Executive Officer

Date: August 15, 2001                By:    /s/ James C. Hunt
                                          --------------------------------------
                                          James C. Hunt
                                          President and Chief Financial Officer

                                  EXHIBIT INDEX

                                                                    FILED HEREWITH(*), OR
                                                                       INCORPORATED BY
                                                                   REFERENCE FROM PREVIOUS
                                                                           EXHIBIT
    EXHIBIT                                                                                      COMPANY REG. NO.
     NUMBER                        DESCRIPTION                             NUMBER                   OR REPORT
    -------                        -----------                             ------                ----------------

      3.1         Restated Certificate of Incorporation of the               3.1                    333-31863
                  Company, as amended

      3.2         Amended and Restated Bylaws of the Company                 3.2                     33-95228

      4.0         Specimen Stock Certificate                                 4.0                     33-95228

      4.1         Rights Agreement between the Company and                    1                      0-27792
                  First Union National Bank (as successor
                  trustee)

      4.2         Indenture between the Company and First Union              4.2                    333-31863
                  National Bank, as Trustee

      4.3         Form of Note Certificate for 5-3/4%                        4.3                    333-31863
                  Convertible Subordinated Notes

     10.1+        1995 Equity Participation Plan, as amended                10.1                    333-31863

     10.2+        Amended and Restated Management Incentive                 10.2                  10-K for year
                  Compensation Plan                                                                ended 1/3/99

     10.3+        2001 Non-Qualified Employee Stock Purchase                 4.1                    333-66334
                  Plan

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