Form 10-Q
period 2001-09-30
PERSONNEL GROUP OF AMERICA INC
filed 2001-11-14
CIK 948850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________to____________

                        Commission File Number 001-13956

                        PERSONNEL GROUP OF AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Delaware                               56-1930691
-------------------------------------------------------------------------------
             (State or other jurisdiction of                 (IRS Employer
             incorporation or organization)               Identification No.)

5605 Carnegie Blvd., Suite 500, Charlotte, North Carolina        28209
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

                                 [X] Yes [ ] No

As of November 9, 2001, there were 26,646,517 shares of outstanding common stock, par value $.01 per share.

                        PERSONNEL GROUP OF AMERICA, INC.
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                                                             Page
                                                                                                             ----
Item 1.   Financial Statements (unaudited)
                  Unaudited Consolidated Statements of Operations..................................            3
                  Unaudited Consolidated Balance Sheets............................................            4
                  Unaudited Consolidated Statements of Cash Flows..................................            5
                  Notes to Unaudited Consolidated Financial Statements.............................            6

Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations....................................           11

Item 3.   Quantitative and Qualitative Disclosures
                  About Market Risk................................................................           16


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.........................................................           16

Signatures.........................................................................................           17

Exhibit Index .....................................................................................           18

                        PERSONNEL GROUP OF AMERICA, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE PERIODS ENDED SEPTEMBER 30, 2001 AND OCTOBER 1, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                Three Months Ended                       Nine Months Ended
                                                           Sept. 30,            Oct. 1,           Sept. 30,           Oct. 1,
                                                             2001                 2000              2001                2000
                                                           ---------           ---------          ---------           ---------
REVENUES                                                   $ 173,573           $ 223,954          $ 577,567           $ 663,816

DIRECT COSTS OF SERVICE                                      129,451             158,561            424,916             472,677
                                                           ---------           ---------          ---------           ---------
 GROSS PROFIT                                                 44,122              65,393            152,651             191,139

OPERATING EXPENSES
        Selling, general and administrative                   35,138              46,508            118,762             135,100
        Depreciation and amortization                          5,942               6,563             18,081              18,517
        Restructuring and rationalization charges
                                                                 474                  --              4,833               1,452
                                                           ---------           ---------          ---------           ---------

OPERATING INCOME                                               2,568              12,322             10,975              36,070
INTEREST EXPENSE                                               4,638               5,262             14,467              14,775
                                                           ---------           ---------          ---------           ---------

INCOME (LOSS) BEFORE INCOME TAXES                             (2,070)              7,060             (3,492)             21,295
PROVISION (BENEFIT) FOR INCOME TAXES                            (900)              3,318             (2,193)              9,596
                                                           ---------           ---------          ---------           ---------

NET INCOME (LOSS)                                          $  (1,170)          $   3,742          $  (1,299)          $  11,699
                                                           =========           =========          =========           =========

NET INCOME (LOSS) PER BASIC SHARE                          $   (0.04)          $    0.15          $   (0.05)          $    0.47

NET INCOME (LOSS) PER DILUTED SHARE                        $   (0.04)          $    0.15          $   (0.05)          $    0.47

        The accompanying notes are an integral part of these statements.

                        PERSONNEL GROUP OF AMERICA, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           September 30,       December 31,
                                                                                                2001                2000
                                                                                           -------------       ------------
                                                                                             (Unaudited)         (Audited)
ASSETS
Current assets:
  Cash and cash equivalents                                                                  $   1,448           $   6,233
  Accounts receivable, net                                                                     102,448             127,292
  Prepaid expenses and other current assets                                                      7,624               6,537
  Deferred income taxes                                                                         11,070              10,064
  Notes receivable from sale of discontinued operations                                            885                 885
                                                                                             ---------           ---------
         Total current assets                                                                  123,475             151,011

Property and equipment, net                                                                     21,227              25,986
Intangible assets, net                                                                         550,893             563,031
Other assets                                                                                     3,315               3,565
                                                                                             ---------           ---------
               Total assets                                                                  $ 698,910           $ 743,593
                                                                                             =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                          $ 120,000           $     647
  Accounts payable                                                                               7,305              13,910
  Accrued wages, benefits and other                                                             51,661              53,877
                                                                                             ---------           ---------
         Total current liabilities                                                             178,966              68,434

Long-term debt                                                                                 115,000             265,000
Other long-term liabilities                                                                     41,505              45,860
                                                                                             ---------           ---------
         Total liabilities                                                                     335,471             379,294

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.01 par value; shares authorized 5,000;
     No shares issued and outstanding                                                               --                  --
   Common stock, $.01 par value; shares authorized 95,000;
     33,065 shares issued and outstanding                                                          331                 331
   Additional paid-in capital                                                                  317,010             319,910
   Retained earnings                                                                            91,362              92,661
                                                                                             ---------           ---------
                                                                                               408,703             412,902
   Less common stock held in treasury at cost - 6,419 shares at
     September 30, 2001 and 6,873 shares at
     December 31, 2000                                                                         (45,264)            (48,603)
                                                                                             ---------           ---------
         Total shareholders' equity                                                            363,439             364,299
                                                                                             ---------           ---------
         Total liabilities and shareholders' equity                                          $ 698,910           $ 743,593
                                                                                             =========           =========

      The accompanying notes are an integral part of these balance sheets.

                        PERSONNEL GROUP OF AMERICA, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE PERIODS ENDED SEPTEMBER 30, 2001 AND OCTOBER 1, 2000
                                 (IN THOUSANDS)

                                                                                                   Nine Months Ended
                                                                                             Sept. 30,            Oct. 1,
                                                                                                2001                2000
                                                                                             ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                         $  (1,299)          $  11,699
   Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
      Depreciation and amortization                                                             18,081              18,517
      Loss on abandonment and disposals                                                            950                  --
      Deferred income taxes, net                                                                 4,253               5,341
      Changes in assets and liabilities:
         Accounts receivable                                                                    24,844             (11,470)
         Accounts payable and accrued liabilities                                              (10,600)                994
         Income taxes payable                                                                       --                (725)
         Other, net                                                                              1,045                 (46)
                                                                                             ---------           ---------
   Net cash provided by operating activities                                                    37,274              24,310

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition-related payments                                                                 (8,620)            (40,607)
   Purchases of property and equipment, net                                                     (2,004)             (6,394)
                                                                                             ---------           ---------
   Net cash used in investing activities                                                       (10,624)            (47,001)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under credit facility                                                             (45,000)            (33,500)
  Borrowings under credit facility                                                              15,000              54,500
  Credit facility amendment fees                                                                (1,227)                 --
  Repurchases of common stock                                                                       --             (10,584)
  Repayments of seller notes and other borrowings                                                 (647)               (686)
  Proceeds from employee stock purchase plan and exercise
     of stock options                                                                              439               1,671
  Checks outstanding in excess of book balances                                                     --               8,007
                                                                                             ---------           ---------

  Net cash provided by (used in) financing activities                                          (31,435)             19,408

  Net decrease in cash and cash equivalents                                                     (4,785)             (3,283)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 6,233               5,752
                                                                                             ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $   1,448           $   2,469
                                                                                             =========           =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
  Stock issued for acquisition related earn-out payments                                     $      --           $   2,483

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

(2)      INTANGIBLE ASSETS

         Intangible assets primarily consist of goodwill associated with acquired businesses. The Company allocates the excess of cost over the fair value of net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although the Company believes that goodwill has an unlimited life, the Company amortizes such costs on a straight-line basis over 40 years. Other intangibles consist primarily of covenants not to compete. Accumulated amortization of intangible assets amounted to $67,016 and $54,747 at September 30, 2001 and December 31, 2000, respectively. Amortization expense for the quarters ended September 30, 2001 and October 1, 2000 was $4,075 and $4,595, respectively.

         The Company periodically evaluates the recoverability of its goodwill and other intangible assets in relation to anticipated future cash flows on an undiscounted basis. As general economic conditions have weakened over the last year, demand for the Company's services has declined. As of September 30, 2001, the Company continues to project recoverability of recorded goodwill over periods ranging from 5 to 20 years based on long-term cash flow projections. These projections assume the Company will continue to have access to capital to finance on-going operations, and assume a recovery in the economy beginning in 2002. The assumptions used in these cash flow projections are subject to change. Changes such as a continued decline in operating results, changes in management's assumptions regarding the economic recovery, the Company's inability to obtain an extension or refinancing of the existing revolving credit facility or a requirement to close certain locations or sell assets in the near term are likely to result in projected cash flows that do not fully recover existing goodwill resulting in a requirement to record a significant non-cash impairment provision.

(3)      BORROWINGS

         Long-term debt consisted of the following at September 30, 2001 and December 31, 2000:

                                                                                    September 30,           December 31,
                                                                                        2001                   2000
                                                                                    -------------            -----------
5-3/4% Convertible Subordinated Notes due July 2004 (the "Notes")
                                                                                       $115,000               $  115,000
Revolving credit facility due June 2002 (the "Credit Facility")
                                                                                        120,000                  150,000
Notes payable to sellers of acquired companies
   and other                                                                                 --                      647
                                                                                      ---------                ---------
                                                                                        235,000                  265,647
       Less current portion                                                            (120,000)                    (647)
                                                                                      ---------                ---------
                                                                                      $ 115,000                $ 265,000
                                                                                      =========                =========

         The Credit Facility expires in June 2002, and has been classified as a current liability on the Company's balance sheet. The Credit Facility was amended in March 2001 to cure fourth quarter 2000 technical violations of certain financial covenants. The amendment provided for a $180.0 million reducing revolving line of credit due June 2002. The amended Credit Facility contains customary covenants that require quarterly maintenance of certain financial ratios, minimum net worth and a restriction on the payment of cash dividends on Common Stock. It also places additional limitations on share repurchases, acquisitions and capital expenditures. Under the terms of the amendment, the maximum principal amount available for borrowing was reduced to $176.0 million as of September 30, 2001, and is scheduled to reduce to $171.0 million by the end of the fourth quarter of 2001 and $166.0 million by the end of the first quarter of 2002. Interest rates payable under the amended Credit Facility were increased to reflect current market and credit conditions, and are set at the base rate, as defined, or LIBOR plus 350 basis points. The amended Credit Facility is collateralized by substantially all of the Company's tangible and intangible assets.

         The Company has experienced a decline in operating results for the first nine months of fiscal 2001 as compared to the prior year due to the weak economic environment, which weakened further following the events of September 11, 2001. Although currently in compliance with its covenants, unless the fourth quarter results improve substantially, the Company is likely to fail to meet certain of the Credit Facility financial covenants as of the end of the fourth quarter. The Company is currently seeking an extension to, or a refinancing of, the Credit Facility, but can give no assurance that it can obtain such extension or refinancing on acceptable terms. If unable to obtain such extension or refinancing, the Company could be required to seek alternative sources of capital, and there can be no assurance that alternative sources of capital will be available, if and when needed, on favorable terms. If the Company is unable to extend or refinance the Credit Facility prior to maturity, is unable to obtain a waiver of covenant violations, and is unable to find alternative sources of capital, the lenders would be entitled to require immediate repayment of all amounts outstanding under the Credit Facility. Should this occur, the Company will be required to consider a number of strategic alternatives, including the closure of certain locations or the sale of certain or all of its assets in order to continue to fund its operations. In the current economic environment, management believes that any such sale would be at depressed prices that could be significantly lower than the net book value of assets sold and may not be sufficient to satisfy its liabilities.

(4)      RESTRUCTURING AND RATIONALIZATION CHARGES

         In June 2001, the Company announced a plan to restructure and rationalize certain operations, which resulted in the Company recording a charge totaling $3.9 million in the second quarter of 2001. Additionally, the Company initiated a workforce reduction program during the first quarter. Approximately 18% of the Company's permanent workforce has been eliminated since the beginning of 2001. During the third quarter of 2001, the Company recorded $0.5 million restructuring and rationalization charges related primarily to severance and other costs.

         Following is a summary of the restructuring and rationalization charges for the nine months ended September 30, 2001:

                                                            Employee             Lease             Property
                                                           Severance          Termination        Abandonment             Other
                                                           ---------          -----------        -----------           ---------
Restructuring and rationalization
     charges                                               $   1,278           $   1,777           $     394           $   1,384
Cash payments                                                 (1,224)               (412)                 --                (424)
Write down of abandoned property                                  --                  --                (394)                 --
Loss on sale of CareerShop                                        --                  --                  --                (660)
                                                           ---------           ---------           ---------           ---------
Accrued liability at September 30, 2001                    $      54           $   1,365           $      --           $     300
                                                           =========           =========           =========           =========

         The charges consisted primarily of estimated lease termination costs, write down of abandoned leasehold improvements and other equipment and severance-related costs. The job functions eliminated included both administrative and income-producing employees. The Company plans to consolidate operations in other geographic markets in which the Company currently operates multiple branches and to downsize in selected other existing locations. Other rationalization expenses of $1.4 million were recorded in 2001 associated with incremental costs in downsizing the business to current operating levels, the loss on the sale of CareerShop, professional services expenses and changes in estimates for previous lease terminations of $0.4 million. Of the remaining accrued liability, the Company expects to pay approximately $0.8 million over the next twelve months and the balance, primarily lease termination payments, over the following five years.

(5)      NET INCOME PER SHARE

         In accordance with FAS 128, the following tables reconcile net income and weighted average diluted shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of the quarters ended September 30, 2001 and October 1, 2000:

                                                                Three Months Ended                      Nine Months Ended
                                                           Sept. 30,            Oct. 1,           Sept. 30,            Oct. 1,
                                                             2001                2000                2001               2000
                                                           ---------           ---------          ---------           ---------
BASIC EARNINGS PER SHARE:
  Net income (loss)                                        $  (1,170)          $   3,742          $  (1,299)          $  11,699
                                                           =========           =========          =========           =========

  Weighted average shares outstanding                         26,624              24,985             26,449              24,816
  Basic earnings per share                                 $   (0.04)          $    0.15          $   (0.05)          $    0.47
                                                           =========           =========          =========           =========

DILUTED EARNINGS PER SHARE:
  Net income (loss)                                        $  (1,170)          $   3,742          $  (1,299)          $  11,699
       Add: Interest expense on Convertible
          Notes, net of tax                                       --               1,064                 --               3,193
                                                           ---------           ---------          ---------           ---------
  Diluted net income (loss)                                $  (1,170)          $   4,806          $  (1,299)          $  14,892
                                                           =========           =========          =========           =========

  Weighted average shares outstanding                         26,624              24,985             26,499              24,816
       Add:  Dilutive employee stock options                      --                 121                 --                 109
       Add:  Assumed conversion of Convertible
          Notes                                                   --               6,456                  --              6,456
                                                           ---------           ---------          ---------           ---------

  Diluted weighted average shares outstanding                 26,624              31,562             26,449              31,381

  Diluted earnings per share                               $   (0.04)          $    0.15          $   (0.05)          $    0.47
                                                           =========           =========          =========           =========

         Stock options to purchase 4,423,196 and 3,261,350 shares of Common Stock were outstanding during the quarters ended September 30, 2001 and October 1, 2000, respectively, but were excluded from the computation of net income per diluted share because their effect was antidilutive. The conversion of the Notes into 6,456,140 shares of Common Stock was also excluded from the computation of net income per diluted share in 2001 because their effect was antidilutive.

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

         The table below presents segment information for the quarters ended September 30, 2001 and October 1, 2000:

                                                                Three Months Ended                      Nine Months Ended
                                                           Sept. 30,            Oct. 1,           Sept. 30,            Oct. 1,
                                                              2001                2000              2001                2000
                                                           ---------           ---------          ---------           ---------
Revenues
   IT Services                                             $ 103,939           $ 136,299          $ 356,976           $ 404,491
   Commercial Staffing                                        69,634              87,655            220,591             259,325
                                                           ---------           ---------          ---------           ---------
        Total revenues                                       173,573             223,954            577,567             663,816
                                                           ---------           ---------          ---------           ---------

Operating income
    IT Services                                                6,890              11,999             24,083              35,467
    Commercial Staffing                                        4,140               8,747             15,142              25,357
                                                           ---------           ---------          ---------           ---------
         Total segment operating
              income                                          11,030              20,746             39,225              60,824

Corporate expenses                                             3,913               3,829             11,148              10,511
Amortization of intangible assets                              4,075               4,595             12,269              12,791
Restructuring and rationalization charges                        474                  --              4,833               1,452
Interest expense                                               4,638               5,262             14,467              14,775
                                                           ---------           ---------          ---------           ---------
Income (loss) before income taxes                          $  (2,070)          $   7,060          $  (3,492)          $  21,295
                                                           =========           =========          =========           =========

         The following table sets forth identifiable assets by segment at September 30, 2001 and December 31, 2000:

                                                                                           September 30,      December 31,
                                                                                               2001               2000
                                                                                           -------------      ------------
Accounts receivable, net
  IT Services                                                                                $  70,548          $  85,344
  Commercial Staffing                                                                           31,117             41,398
  Corporate                                                                                        783                550
                                                                                             ---------          ---------
    Total accounts receivable, net                                                           $ 102,448          $ 127,292
                                                                                             =========          =========

(7)      NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued Statement of Financial Accounting Standard No. 141, "Business Combinations" ("FAS 141"), and Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method, and eliminated the use of the pooling-of-interests method. The Company will be required to adopt FAS 141 in the third quarter of 2001. FAS 142 eliminates the amortization of goodwill against earnings, effective January 1, 2002. FAS 142 also provides that an intangible asset with a finite life is amortized over the estimated useful life of the asset; an intangible asset, including goodwill, with an indefinite life is not amortized. FAS 142 also requires the Company to test goodwill and other intangible assets not subject to amortization for impairment annually, or more frequently, if events or changes in circumstances indicate that an asset might be impaired. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

         The Company's intangible assets consist principally of goodwill. While the Company has not made any assessment of the impact of FAS 142 on the carrying value of its goodwill, the methodology for the impairment assessment represents a significant change from the existing goodwill impairment methodology periodically performed by the Company. The Company believes that based on current economic conditions and operating results experienced by the Company and the overall economic conditions of its industry, the implementation of the impairment test required under FAS 142 will result in an impairment charge that could be material to the Company's operating results and financial position. The Company expects to complete its assessment during the first six months of 2002 and any impact of the impairment test would be recognized in accordance with the FAS 142 provisions at that time.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This new statement also supersedes certain aspects of APB 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not yet determined what effect this statement will have on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and related notes appearing elsewhere in this report. The Company's fiscal year ends on the Sunday nearest to December 31.

         The Company is organized into two Divisions: the Information Technology Services Division ("IT Services"), which provides information technology staffing and consulting services in a range of computer-related disciplines and technology tools for human capital management, and the Commercial Staffing Services Division ("Commercial Staffing"), which provides a variety of temporary office, clerical, accounting and finance, light technical and light industrial staffing services. Approximately 60% of the Company's third quarter 2001 revenues came from IT Services and 40% came from Commercial Staffing.

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

RESULTS OF OPERATIONS

         QUARTER ENDED SEPTEMBER 30, 2001 VERSUS QUARTER ENDED OCTOBER 1, 2000

         Revenues. Total revenues declined 22.5% to $173.6 million in the third quarter of 2001 from $224.0 million in 2000. IT Services revenues declined 23.7% to $103.9 million in the third quarter of 2001 primarily as the result of the continuing industry-wide slowdown in customer demand for IT staffing services. IT Services billable consultants on assignment declined from approximately 3,200 at the end of the second quarter of 2001 to approximately 2,800 at the end of the third quarter. Commercial Staffing revenues declined 20.6% to $69.6 million in the third quarter of 2001 from $87.7 million in 2000 primarily due to the weak economic climate, which resulted in declines in permanent placement revenues and the retail component of the Company's temporary staffing business. Permanent placement revenues were 5.2% of Commercial Staffing revenues in the third quarter of 2001, down from 10.3% during the third quarter of 2000. The Company does not expect improvements in demand for its services during the balance of 2001 due to the ongoing weak economic conditions.

         Direct Costs of Service and Gross Profit. Direct costs, consisting of payroll and related expenses of consultants and temporary workers, decreased 18.4% to $129.5 million in the third quarter of 2001 on the lower revenues. Gross margin as a percentage of revenues decreased 380 basis points to 25.4% for the third quarter of 2001 from 29.2% in 2000. This decrease primarily was the result of the continued softening in the higher margin sectors of the staffing and consulting businesses and the significant decline in permanent placement services.

         Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses, before restructuring and rationalization charges decreased 22.6% to $41.1 million in the third quarter of 2001 from $53.1 million in 2000. The decrease was primarily due to the Company's aggressive cost containment program, including its work force reduction and office consolidation initiatives. Approximately 18% of the Company's permanent workforce has been eliminated since the beginning of 2001. Also, variable or incentive compensation declined in the third quarter due to lower revenues and operating margins. As a percentage of revenues, selling, general and administrative expenses before restructuring and rationalization charges remained constant at 23.7% in the third quarter of 2001 versus last year. In addition, depreciation and amortization expense increased to 3.4% of revenues in the third quarter of 2001 from 2.9% last year primarily due to the decline in revenues in 2001.

         Interest Expense. Interest expense decreased 11.9% to $4.6 million in the third quarter of 2001 from $5.3 million in 2000 due to the decreases in interest rates and due to lower borrowing levels under the Credit Facility. The average interest rate on borrowings was 8.1% in the third quarter, down 70 basis points over the third quarter last year. See "--Liquidity and Capital Resources."

         Income Tax Expense (Benefit). The income tax benefit recorded in the third quarter of 2001 was comprised of the tax benefit related to the operating loss for the period. The effective tax rate was 47.0% in the third quarter of 2000, higher than the U.S. federal statutory rate of 35.0%, primarily due to non-deductible amortization expense and state income taxes.

RESULTS OF OPERATIONS

         NINE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS NINE MONTHS ENDED OCTOBER 1, 2000

         Revenues. Total revenues declined 13.0% to $577.6 million in the first nine months of 2001 from $663.8 million in 2000. IT Services revenues declined 11.7% to $357.0 million in the first nine months of 2001 primarily as the result of the continuing industry-wide slowdown in customer demand for IT staffing services. IT Services billable consultants on assignment declined from approximately 3,750 at the end of 2000 to approximately 2,800 at the end of the third quarter of 2001. Commercial Staffing revenues declined 14.9% to $220.6 million in the first nine months of 2001 from $259.3 million in 2000 primarily due to the weak economic climate, which resulted in declines in permanent placement revenues and the retail component of the Company's temporary staffing business. Permanent placement revenues were 7.0% of Commercial Staffing revenues in the first nine months of 2001, down from 10.3% during the first nine months of 2000. The Company does not expect improvements in demand for its services during the balance of 2001 due to the ongoing weak economic conditions.

         Direct Costs of Service and Gross Profit. Direct costs, consisting of payroll and related expenses of consultants and temporary workers, decreased 10.1% to $424.9 million in the first nine months of 2001 on the lower revenues. Gross margin as a percentage of revenues decreased 240 basis points to 26.4% for the first nine months of 2001 from 28.8% in 2000. This decrease primarily was the result of the continued softening in the higher margin sectors of the staffing and consulting businesses and the significant decline in permanent placement services.

         Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses, depreciation and amortization expense, before restructuring and rationalization charges decreased 10.6% to $137.3 million in the first nine months of 2001 from $153.6 million in 2000. The decrease in operating expenses was due primarily to the Company's aggressive cost containment program, including the workforce reduction and office consolidation initiatives, as well as lower variable or incentive compensation due to reduced revenues and operating margins. As a percentage of revenues, selling, general and administrative expenses before restructuring and rationalization charges increased to 23.8% in the first nine months, up 70 basis points from last year, primarily due to lower revenue levels. In addition, depreciation and amortization expense increased to 3.1% of revenues in the first nine months of 2001 from 2.8% last year primarily due to the decline in revenues in 2001.

         Interest Expense. Interest expense decreased slightly to $14.5 million in the first nine months of 2001 from $14.8 million in 2000. The average interest rate on borrowings during 2001 was 7.9%, down 20 basis points over the first nine months last year. See "--Liquidity and Capital Resources."

         Income Tax Expense (Benefit). The income tax benefit recorded for the nine months ended September 30, 2001 included the tax benefit related to the operating loss for the period and the $1.4 million tax benefit related to the diminution in value in the Company's investment in CareerShop, which was sold during the second quarter of 2001. The effective tax rate was 45.1% for the first nine months of 2000, higher than the U.S. federal statutory rate of 35.0%, primarily due to non-deductible amortization expense and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of cash are from operations and borrowings under the Company's bank revolving credit facility (the "Credit Facility"). The Company's principal uses of cash are to repay debt and to fund working capital, capital expenditures and contingent earn-out payments related to previous acquisitions.

         The Company's working capital needs have diminished on the lower business volumes during the first nine months of 2001. As a result, for the nine months ended September 30, 2001, cash provided by operating activities increased to $37.3 million from $24.1 million for the same period last year, primarily as a result of a reduction in accounts receivables levels since the end of 2000. In the aggregate, days sales outstanding decreased slightly to 54 days at September 30, 2001, from 56 days at October 1, 2000. Cash used for investing activities decreased to $10.6 million during the nine-month period from $47.0 million in 2000 primarily as a result of lower contingent earn-out payments relating to previous acquisitions and reduced capital spending.

         The Company has also reduced its capital spending, and currently expects to spend less than 1/2 of 1% of its 2001 revenues on management information systems and other capital expenditures. Capital spending in the first nine months of 2001 was $2.0 million, down from $6.4 million in the first nine months of 2000.

         Earn-out payments made to the former owners of acquired businesses during the first nine months of 2001 were approximately $8.6 million in the aggregate. In October 2001, the Company completed its obligation to make additional earn-out payments with a final payment of $1.5 million.

         The Credit Facility expires in June 2002, and has been classified as a current liability on the Company's balance sheet. But for this reclassification, net current assets at September 30, 2001 would have been $64.5 million. The Credit Facility was amended in March 2001 to cure fourth quarter 2000 technical violations of certain financial covenants. The amendment provided for a $180.0 million reducing revolving line of credit due June 2002. As of November 9, 2001, $122.0 million of borrowings were outstanding under the amended Credit Facility and approximately $6.7 million had been used for the issuance of undrawn letters of credit to secure the Company's workers' compensation programs. The amended Credit Facility includes covenants that require maintenance of certain financial ratios on a quarterly basis, and placed additional limitations on share repurchases, acquisitions and capital expenditures. As of September 30, 2001, the Company was in compliance with the Credit Facility covenants.

         Also under the terms of the Credit Facility amendment, the maximum principal amount available for borrowing was reduced to $176.0 million as of September 30, 2001, and is scheduled to reduce to $171.0 million by the end of the fourth quarter of 2001 and $166.0 million by the end of the first quarter of 2002. Interest rates payable under the amended Credit Facility were increased to reflect current market and credit conditions, and are set at the base rate, as defined, or LIBOR plus 350 basis points. Additionally, the Company paid bank fees of $1.2 million in connection with the amendment to the Credit Facility in March 2001. These fees will be amortized over the remaining term of the Credit Facility. The daily weighted average interest rate under the Credit Facility was 7.9% during the first nine months of 2001. The weighted average interest rate of the Company's borrowings under the Credit Facility was 6.0% at September 30, 2001. The amended Credit Facility is collateralized by a pledge of substantially all of the Company's tangible and intangible assets.

         The Company believes that cash flow from operations and, subject to continued availability, borrowing capacity under the amended Credit Facility will be adequate to meet its diminished needs for working capital and its capital expenditures. Because the Credit Facility matures in June 2002, however, it is reflected as a current liability on the Company's September 30, 2001 balance sheet. The Company has experienced a decline in operating results for the first nine months of fiscal 2001 as compared to the prior year due to the weak economic environment, which weakened further following the events of September 11, 2001. Although currently in compliance with its covenants, unless the fourth quarter results improve substantially, the Company is likely to fail to meet certain of the Credit Facility financial covenants as of the end of the fourth quarter. The Company is currently seeking an extension to, or a refinancing of, the Credit Facility, but can give no assurance that it can obtain such extension or refinancing on acceptable terms. If unable to obtain such extension or refinancing, the Company could be required to seek alternative sources of capital, and there can be no assurance that alternative sources of capital will be available, if and when needed, on favorable terms. If the Company is unable to extend or refinance the Credit Facility prior to maturity, is unable to obtain a waiver of covenant violations, and is unable to find alternative sources of capital, the lenders would be entitled to require immediate repayment of all amounts outstanding under the Credit Facility. Should this occur, the Company will be required to consider a number of strategic alternatives, including the closure of certain locations or the sale of certain or all of its assets in order to continue to fund its operations. In the current economic environment, management believes that any such sale would be at depressed prices that could be significantly lower than the net book value of assets sold and may not be sufficient to satisfy its liabilities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's outstanding debt under the Credit Facility at September 30, 2001, was $120 million. Interest on borrowings under the Credit Facility is based on LIBOR plus a variable margin or the base rate, as defined. Based on the outstanding balance at September 30, 2001, a change of 1% in the interest rate would cause a change in interest expense of approximately $1.2 million on an annual basis.

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

                                    PERSONNEL GROUP OF AMERICA, INC.
                                    (Registrant)


Date: November 14, 2001             By: /s/ Larry L. Enterline
                                       ----------------------------------------
                                       Larry L. Enterline
                                       Chief Executive Officer

Date: November 14, 2001             By: /s/ James C. Hunt
                                       ----------------------------------------
                                       James C. Hunt
                                       President and Chief Financial Officer

                                  EXHIBIT INDEX

                                                                                          FILED HEREWITH(*),
                                                                                         OR INCORPORATED BY
                                                                                           REFERENCE FROM              COMPANY
EXHIBIT                                                                                   PREVIOUS EXHIBIT             REG. NO.
NUMBER                                    DESCRIPTION                                           NUMBER                OR REPORT
-------                                   -----------                                    -------------------          ---------
 3.1      Restated Certificate of Incorporation of the Company, as amended                       3.1                 333-31863

 3.2      Amended and Restated Bylaws of the Company                                             3.2                  33-95228

 4.0      Specimen Stock Certificate                                                             4.0                  33-95228

 4.1      Rights Agreement between the Company and First Union National Bank (as                  1                   0-27792
          successor trustee)

 4.2      Indenture between the Company and First Union National Bank, as Trustee                4.2                 333-31863

 4.3      Form of Note Certificate for 5-3/4% Convertible Subordinated Notes                     4.3                 333-31863

10.1+     1995 Equity Participation Plan, as amended                                            10.1                 333-31863

10.2+     Amended and Restated Management Incentive Compensation Plan                           10.2                10-K for year
                                                                                                                     ended 1/3/99
10.3+     2001 Non-Qualified Employee Stock Purchase Plan                                        4.1                 333-66334

10.4#+    Director and Officer Indemnification Agreement of James V. Napier                     10.3                10-K for year
                                                                                                                    ended 12/31/95
10.5+     Letter of Employment between the Company and Larry L. Enterline                       10.5                10-K for year
                                                                                                                    ended 12/31/00
10.6+     Supplemental Retirement Plan for Edward P. Drudge, Jr.                                10.7                10-K for year
                                                                                                                     ended 1/2/00
10.7+     Form of Retirement Agreement between the Company and Edward P. Drudge, Jr.            10.8                10-K for year
                                                                                                                    ended 1/2/00

10.8+     Employment Agreement between the Company and James C. Hunt                            10.10               10-K for year
                                                                                                                   ended 12/29/96

                                                                                          FILED HEREWITH(*),
                                                                                         OR INCORPORATED BY
                                                                                           REFERENCE FROM              COMPANY
EXHIBIT                                                                                   PREVIOUS EXHIBIT             REG. NO.
NUMBER                                    DESCRIPTION                                           NUMBER                OR REPORT
-------                                   -----------                                    -------------------          ---------
10.9+     Employment Agreement between the Company and Ken R. Bramlett, Jr.                     10.13               10-K for year
                                                                                                                    ended 12/29/96
10.10+    Employment Agreement between the Company and Michael H. Barker                        10.9                10-K for year
                                                                                                                     ended 1/3/99
10.11     Amended and Restated Non-Qualified Profit-Sharing Plan                                10.16               10-K for year
                                                                                                                    ended 12/29/96

10.12+    Director's Non-Qualified Deferred Fee Plan                                            10.12               10-K for year
                                                                                                                    ended 12/28/97

10.13     Amendment No. 3 to Amended and Restated Credit Agreement among the Company            10.13               10-K for year
          and its subsidiaries, the lenders party thereto and Bank of America, as                                   ended 12/31/00
          Agent

10.14     Stock Purchase Agreement for the sale of Nursefinders between PFI Corp.,                1              8-K dated 12/26/97
          Nursefinders, Inc., and Nursefinder Acquisition Corp.

10.15     Registration Rights Agreement between the Company and the Initial                     10.17                333-31863
          Purchasers

- This Exhibit is substantially identical to Director and Officer Indemnification Agreements (i) of the same date between the Company and the following individuals: Kevin P. Egan, J. Roger King and William Simione, Jr.; (ii) dated April 17, 1998 between the Company and each of James C. Hunt and Ken R. Bramlett, Jr.; and (iii) dated August 9, 1999 between the Company and Janice L. Scites.

-        Management contract or compensatory plan required to be filed under
         Item 14(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.