Form 10-K405
period 2001-12-30
PERSONNEL GROUP OF AMERICA INC
filed 2002-04-01
CIK 948850

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

                   For the fiscal year ended December 30, 2001

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from _______________ to _____________

                        Commission file number 001-13956
                                               ---------

                        PERSONNEL GROUP OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                56-1930691
   ----------------------------------                   ----------
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

         Five Lakepointe Plaza
        2709 Water Ridge Parkway
        Charlotte, North Carolina                          28217
 ---------------------------------------                   ------
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

                                -----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 15, 2002, computed by reference to the closing sale price on such date, was $37,583,580. (For purposes of calculating this amount only, all directors and executive officers are treated as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.) As of the same date, 26,713,642 shares of Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 30, 2001 (the "Annual Report") furnished to the Commission pursuant to Rule 14a-3(b) and definitive Proxy Statement pertaining to the 2002 Annual Meeting of Shareholders ("the Proxy Statement") filed with the Commission pursuant to Regulation 14A are incorporated herein by reference into Parts II and IV, and Part III, respectively.
================================================================================

                                     PART I.

ITEM 1.  BUSINESS

         Personnel Group of America, Inc. (the "Company"), is a leading provider of information technology and commercial staffing services to businesses, professional and government organizations. The Company is organized into two Divisions, the Information Technology Services Division ("IT Services") and the Commercial Staffing Services Division ("Commercial Staffing"), and operates in strategic markets throughout the United States. Certain financial information is reported by segment in Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of this report. The Company's services include information technology consulting, temporary staffing, placement of full time employees, on-site management of temporary employees and training and testing of temporary and permanent workers. The Company also provides technology tools for human capital management that enable its customers to automate portions or all of their hiring processes. At February 28, 2002, the Company operated through a network of 125 offices located in major metropolitan areas throughout the United States.

         IT Services offers information technology professionals on a temporary basis and consulting services in a range of computer-related disciplines. Commercial Staffing offers a wide variety of temporary office and clerical, and finance and accounting services, to more than 15,000 organizations nationwide. Commercial Staffing also provides light technical and light industrial services to its customers, but these services typically account for less than 20% of the division's total revenues. Each division also offers permanent placement services in a range of specialties. For the year ended December 30, 2001, IT Services and Commercial Staffing represented approximately 61% and 39%, respectively, of the Company's total revenues.

         The Company's businesses operate under a number of proprietary brand names. The Company endeavors to protect its intellectual property rights and has obtained registrations in the United States of certain of the trademarks, trade names and service marks that appear in this report.

INFORMATION TECHNOLOGY SERVICES DIVISION

         IT Services provides information technology professionals on a temporary basis and consulting services through 33 offices in 20 states at February 28, 2002. IT Services had approximately 2,350 consultants on assignment at February 28, 2002, of which approximately 890 (or 38%) were salaried employees. Of the balance (62% of the total), approximately 910 consultants were hourly employees and 550 consultants were independent contractors.

         Services Offerings

         IT Services provides skilled personnel, such as web developers and consultants, project managers, programmers, systems designers, software engineers, LAN administrators, systems integrators, helpdesk staff and other technology specialists, to a wide variety of clients, typically on an as-needed time and materials basis. A number of IT Services' offices have developed technology specialties, and have entered into alliances with packaged software and systems vendors and other technology partners to provide services necessary to install and maintain their partners' technologies. Many IT Services offices also provide software engineering, web design, applications development and strategic consulting services.

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

         Technology Tools and Automated Hiring Systems

         To complement its core staffing and consulting services offerings, the Company also offers its customers a variety of technology tools and automated hiring systems designed to streamline and automate portions or all of their human capital management processes. These tools and systems include vendor management systems, a career enhancement website and Internet job board, website development and hosting services and web based employment channels.

         Rebranding Initiative

         IT Services historically marketed its services to regional and local accounts on a decentralized basis under a family of separate and distinct brand names. In 2001 IT Services launched a rebranding initiative to develop a common brand position as "Venturi Technology Partners," and expects to have completed this initiative by March 2002. The following table sets forth information at February 28, 2002 on the markets and numbers of offices of the IT Services operations:

               NAME            MARKETS                         NUMBER OF OFFICES
               ----            -------                         -----------------

Venturi Technology Partners    Birmingham, Alabama                     1
                               Phoenix, Arizona                        1
                               Mountain View, California               1
                               Newport Beach, California               1
                               Sacramento, California                  1
                               San Francisco, California               1
                               San Jose, California                    1
                               Silicon Valley, California              1
                               Denver, Colorado                        1
                               Ft. Lauderdale, Florida                 1
                               Jacksonville, Florida                   1
                               Orlando, Florida                        1
                               Atlanta, Georgia                        1
                               Boise, Idaho                            1
                               Chicago, Illinois                       1
                               Kansas City, Kansas                     2
                               Waltham, Massachusetts                  1
                               Kalamazoo, Michigan                     1
                               Minneapolis, Minnesota                  1
                               Livingston, New Jersey                  1
                               Princeton, New Jersey                   1
                               Las Vegas, Nevada                       1
                               Reno, Nevada                            1
                               New York, New York                      1
                               Portland, Oregon                        1
                               Salem, Oregon                           1
                               Dallas, Texas                           1
                               Salt Lake City, Utah                    1
                               Richmond, Virginia                      2
                               Vienna, Virginia                        1
                               Seattle, Washington                     1

         Sales and Marketing

         IT Services has developed a sales and marketing strategy that focuses on both national and local accounts, and is implemented in a decentralized manner through its various branch locations. At the national level, IT Services has attained preferred vendor status under multiple local brand names, and is in the process of converting those contracts to "Venturi Technology Partners" to provide leverage across the practice. These accounts are typically targeted by a local IT Services company with a presence in a specific market, and then are sold on the basis of the strength of IT Services' geographic presence in multiple markets. IT Services also is supported by a centralized proposal generating department, which assists in the development of responses to large account RFP's and supports the Division's efforts to broaden its preferred vendor relationships.

         Local accounts are targeted and sold by account managers at the branch office level, permitting IT Services to capitalize on the established local expertise and relationships of its branch office employees. These accounts are solicited through personal sales presentations, telephone marketing, direct mail solicitation, referrals from clients and other companies in IT Services and Commercial Staffing and advertising in a variety of local and national media. Advertisements appear in the Yellow Pages, newspapers and trade publications. Local employees are encouraged to be active in civic organizations and industry trade groups to facilitate the development of new customer relationships.

         The information technology services business is affected by the timing of holidays and seasonal vacation patterns, generally resulting in lower IT revenues and lower operating margins in the fourth quarter of each year.

COMMERCIAL STAFFING SERVICES DIVISION

         At February 28, 2002, Commercial Staffing operated through 92 offices in 14 states and the District of Columbia. Commercial Staffing provides temporary personnel who perform general office and administrative services, word processing and desktop publishing, office automation, records management, production/assembly/distribution, telemarketing, finance, accounting and other staffing services. Certain of Commercial Staffing's offices also provide full-time placement and payrolling services. Payrolling services entail employment by Commercial Staffing of individuals recruited by a customer on a fee basis.

         Operations

         Commercial Staffing markets its staffing services to local and regional clients through its network of offices across the United States. Like IT Services, Commercial Staffing is rebranding its operations "Venturi Staffing Partners," and expects to be substantially completed with this initiative by the end of 2002. The following table sets forth information at February 28, 2002 on the brand names, markets, numbers of offices and dates founded of the Commercial Staffing companies:


NAME                         MARKETS                             NUMBER OF OFFICES(1)       DATE FOUNDED
----                         -------                             --------------------       ------------
Venturi Staffing Partners    San Francisco, California                    7                      1954
                             Denver, Colorado
Allegheny Personnel          Pittsburgh and Camp Hill, PA                 6                      1972
Creative Staffing            Charlotte Area, NC                           8                      1972
                             Rock Hill, SC
FirstWord Staffing Services  Dallas and Fort Worth, TX                    7                      1978
Fox Staffing                 Richmond and Charlottesville, VA             5                      1978
                             Washington, DC
Jeffrey Staffing Group       Boston Area, MA                              9                      1971
                             Warwick, RI
Profile Temporaries          Loop Area of Chicago, IL                     1                      1979
Sloan Staffing Services      New York, NY                                 1                      1962
Temp Connection              Long Island, NY                              2                      1982
                             Secaucus, NJ
The Connection Group         Houston, Dallas and Austin, TX               6                      1983
TempWorld                    Atlanta Area, GA                            12                      1978
                             Birmingham, AL
Thomas Staffing              Los Angeles/Orange County, CA               19                      1969
                             Riverside/San Bernardino, CA
                             San Diego, CA
West Personnel Service       North and West  Suburban  Chicago,           8                      1954
                             IL
Word Processing              New York, NY                                 1                      1982
Professionals

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

         Sales and Marketing

         Commercial Staffing has implemented a standardized Business Development Process (BDP) to target potential customers with temporary staffing needs and to maintain and expand existing customer relationships. The marketing efforts of Commercial Staffing are decentralized and capitalize on long-standing business relationships with the clients of Commercial Staffing's companies and their lengthy market tenure, as these operations have been in their existing geographic markets for more than 25 years on average. Commercial Staffing obtains new clients primarily through personal sales presentations and referrals from other clients of Commercial Staffing and IT Services and supports its sales efforts with telemarketing, direct mail solicitation and advertising in a variety of local and national media, including the Yellow Pages, newspapers, magazines and trade publications. Commercial Staffing also is supported by a centralized proposal generation department, which assists in the development of responses to large account RFPs, and otherwise supports the Division's efforts to broaden its large account base.

         Commercial Staffing devotes the majority of its selling efforts to the local and regional operations of a wide variety of businesses (including a number of Fortune 500 companies) and to other potential customers that it has identified as consistent users of temporary staffing services. Local and regional accounts are characterized by shorter sales cycles and higher gross margins. Commercial Staffing generally does not seek low margin national account agreements, but does provide services to a wide variety of customers with national and international businesses. Bids for large user accounts and the provision of services to clients with multiple location requirements are coordinated at the Company's headquarters.

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

ORGANIZATIONAL STRUCTURE

         The Company operates through a network of decentralized offices, none of which are franchised or licensed. Each office reports to a manager who is responsible for day-to-day operations and the profitability of the office. Depending on, among other things, the number of offices in a region, branch managers may report to operating company presidents, regional managers, division vice presidents or division presidents. Branch and regional managers are given a high level of autonomy in making decisions about the operations in their principal region. The compensation of branch and regional managers includes bonuses primarily based on the growth and profitability of their operations and is designed to motivate them to maximize revenue and profit growth each year.

SYSTEMS

         Commercial Staffing uses a number of automated systems to measure the skills of the temporary employee candidates that make themselves available and to match skills with client requests. The ProficiencyPLUS program is designed to test specific computer-related skills by allowing the candidate to operate in the actual software program environment. The QuestPLUS system integrates the results of the Company's skills testing with personal attributes and work history and automatically matches available candidates with customer requirements. This system also allows the Company to track the performance of its temporary employees and provide quality reports to customers that document the level of the Company's performance.

         The Company utilizes branch paybill systems for Commercial Staffing. The paybill processing system provides payroll processing and customer invoicing. The Company has also installed common financial and human resources systems in all of its offices.

COMPETITION

         Despite significant consolidation within the United States staffing services market in the middle to late 1990's, the market remains highly competitive and highly fragmented and has limited barriers to entry. A number of publicly owned companies specializing in professional staffing services in the United States have greater marketing, financial and other resources than the Company.

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

         Since many clients contract for their staffing services locally, competition varies from market to market. In most areas, no single company has a dominant share of the market. Many client companies use more than one staffing services company, and it is common for large clients to use several staffing services companies at the same time. However, in recent years there has been a significant increase in the number of large customers consolidating their temporary staffing purchases with a single supplier or vendor manager, or with a smaller number of preferred vendors. The trend to consolidate temporary staffing purchases has in some cases made it more difficult for the Company to gain business from potential customers who have already contracted to fill their staffing needs with competitors of the Company. In other cases, the Company has been able to increase the volume of business with certain customers who choose to purchase staffing services primarily from the Company.

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

EMPLOYEES

         At February 28, 2002, the Company had approximately 1,025 permanent administrative employees. Additionally, approximately 1,800 of the information technology consultants in IT Services were full-time salaried or hourly employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relationships with its employees are good.

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

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The Company's common stock, $.01 par value (the "Common Stock"), is listed on the New York Stock Exchange under the symbol "PGA." The Company was advised in December 2001 by the New York Stock Exchange ("NYSE") that the Company had fallen below NYSE continued listing standards, which require a minimum share price of not less than $1.00 and total market capitalization of not less than $15.0 million. At the market close on March 28, 2002, the Company's share price closed at $1.35 and total market capitalization was approximately $36.0 million. As required by the NYSE, the Company has submitted a plan to the Listings and Compliance Committee of the NYSE demonstrating how the Company plans to comply with the listing standards by the June 2002 deadline set by the NYSE. Based upon internal estimates, the Company believes it will satisfy the listing standards by the NYSE deadline, although it can give no assurance that it will be able to do so. Should the Company fail to maintain eligibility for the continued listing of its shares on the NYSE, the Company believes, although can provide no assurance, that an alternative trading venue will be available. If the Company were unable to secure an alternative trading venue that was either a US national securities exchange or established over-the-counter US trading market, the holders of the Notes would have the right to require repayment of the Notes, which could lead to a default under the Notes and a further default and acceleration of outstanding amounts under the Credit Facility.

         As of February 28, 2002, there were approximately 4,860 shareholders based on the number of holders of record and an estimate of the number of individual participants represented by securities position listings.

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

         The following table sets forth the high, low and closing sales prices for the Common Stock as reported on the New York Stock Exchange during the periods indicated:


                                       HIGH             LOW            CLOSE
                                       -----           -----           -----
      2001
      First Quarter                    $3.25           $1.20           $1.20
      Second Quarter                    2.07            1.09            1.38
      Third Quarter                     1.48            0.77            0.85
      Fourth Quarter                    1.11            0.40            0.88

      2000
      First Quarter                   $10.75           $6.00           $6.13
      Second Quarter                    6.50            2.63            2.95
      Third Quarter                     3.94            2.31            3.13
      Fourth Quarter                    3.38            1.31            1.69

      1999
      First Quarter                   $18.56           $5.88           $7.19
      Second Quarter                   11.63            6.75            9.94
      Third Quarter                    10.63            4.94            6.25
      Fourth Quarter                   11.69            6.00           10.25

The last reported sales price on March 15, 2002 was $1.43.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this Item is included in the Company's Annual Report under the captions "Report of Independent Accountants," "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements," which information is set forth in Exhibit 13.1 to this Form 10-K and is hereby incorporated herein by reference.

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

         a.       Documents filed as part of this Report:

                  (1) The following Report of Independent Accountants and financial statements of the Company are contained in
                           Item 8 above:

                           CONSOLIDATED FINANCIAL STATEMENTS:

                           Report of Independent Accountants

                           Consolidated Balance Sheets as of December 30, 2001 and December 31, 2000

                           Consolidated Statements of Operations for the years ended December 30, 2001, December 31, 2000 and January 2, 2000

                           Consolidated Statements of Shareholders' Equity for the years ended December 30, 2001, December 31, 2000 and January 2, 2000

                           Consolidated Statements of Cash Flows for the years ended December 30, 2001, December 31, 2000 and January 2, 2000

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

                  (3)      Exhibits:

                           The Exhibits filed with or incorporated by reference into this Report on Form 10-K are listed in the accompanying Exhibit Index.

         b.       Reports on Form 8-K:

                  The Company filed a report on Form 8-K dated December 31, 2001 announcing a first amendment to its shareholders' rights agreement.

                  The Company filed a report on Form 8-K dated February 12, 2002 announcing extensions to its Senior Credit Facility.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2002.

                                       PERSONNEL GROUP of AMERICA, INC.

                                       By:  /s/  Larry L. Enterline
                                            ------------------------------------
                                                Larry L. Enterline
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 28, 2002.

                         Signature
                         ---------



/s/  Kevin P. Egan                    Chairman of the Board
-------------------------------
Kevin P. Egan



/s/  Larry L. Enterline               Chief Executive Officer and Director
-------------------------------
Larry L. Enterline



/s/  James C. Hunt                    President, Chief Financial Officer and
-------------------------------       Director
James C. Hunt



/s/  J. Roger King                    Director
-------------------------------
J. Roger King



/s/  James V. Napier                  Director
-------------------------------
James V. Napier



/s/  William J. Simione, Jr.          Director
-------------------------------
William J. Simione, Jr.


/s/ Janice L. Scites
-------------------------------       Director
Janice L. Scites

                                  EXHIBIT INDEX

                                                                               FILED HEREWITH (*)
                                                                             NON-APPLICABLE (NA) OR
                                                                                 INCORPORATED BY
                                                                                  REFERENCE FROM

                                                                                  PREVIOUS                COMPANY REG. NO.
    EXHIBIT                                                                        EXHIBIT                        OR
     NUMBER                                DESCRIPTION                             NUMBER                      REPORT
    -------                                -----------                            --------                ----------------
      3.1                Restated Certificate of Incorporation of the                3.1                      333-31863
                         Company, as amended
      3.2                Amended and Restated Bylaws of the Company                  3.2                       33-95228
      4.0                Specimen Stock Certificate                                  4.0                       33-95228
      4.1                Rights Agreement between the Company and First               1                        0-27792
                         Union National Bank (as successor trustee)
      4.2                First Amendment to Rights Agreement                         4.1                  8-K filed 12/31/01
      4.3                Indenture between the Company and HSBC Bank                 4.2                      333-31863
                         USA (as successor trustee)
      4.4                Form of Note Certificate for 5-3/4%                         4.3                      333-31863
                         Convertible Subordinates Notes
     10.1+               1995 Equity Participation Plan, as amended                 10.1                      333-31863
     10.2+               Amended and Restated Management Incentive                  10.2              10-K for year ended 1/3/99
                         Compensation Plan
     10.3+               2001 Non-Qualified Employee Stock Purchase Plan             4.1                      333-66334
     10.4#+              Director and Officer Indemnification Agreement             10.3                 10-K for year ended
                         of James V. Napier                                                                    12/31/95
     10.5+               Letter of Employment between the Company and               10.5                 10-K for year ended
                         Larry L. Enterline                                                                    12/31/00
     10.6+               Supplemental Retirement Plan for Edward P.                 10.7              10K for year ended 1/2/00
                         Drudge, Jr.
     10.7+               Form of Retirement Agreement between the                   10.8              10-K for year ended 1/2/00
                         Company and Edward P. Drudge, Jr.
     10.8+               Employment Agreement between the Company and               10.10                10-K for year ended
                         James C. Hunt                                                                         12/29/96
     10.9+               Employment Agreement between the Company and               10.13                10-K for year ended
                         Ken R. Bramlett, Jr.                                                                  12/29/96
     10.10+              Employment Agreement between the Company and               10.9              10-K for year ended 1/3/99
                         Michael H. Barker

                                                                               FILED HEREWITH (*)
                                                                             NON-APPLICABLE (NA) OR
                                                                                 INCORPORATED BY
                                                                                  REFERENCE FROM

                                                                                  PREVIOUS                COMPANY REG. NO.
    EXHIBIT                                                                        EXHIBIT                        OR
     NUMBER                                DESCRIPTION                             NUMBER                      REPORT
     ------                                -----------                             ------                      ------

     10.11+              Employment Agreement between the Company and                 *
                         Thomas M. Wittenschlaeger
     10.12               Amended and Restated Non-Qualified                         10.16                10-K for year ended
                         Profit-Sharing Plan                                                                   12/29/96
     10.13+              Director's Non-Qualified Deferred Fee Plan                 10.12                10-K for year ended
                                                                                                               12/28/97
     10.14               Amendment No. 4 to Amended and Restated Credit             99.2                  8-K filed 2/12/02
                         Agreement among the Company and its
                         subsidiaries, the lenders party thereto and
                         Bank of America, as Agent
     10.15               Equity Appreciation Rights Agreement                       99.3                  8-K filed 2/12/02
     10.16               Registration Rights Agreement between the                  10.17                     333-31863
                         Company and the Initial Purchasers

     12.1                Statement regarding computation of ratio of                  *
                         earnings to fixed charges
     13.1                Those portions of the Annual Report                          *
                         incorporated by reference in Parts II, Items
                         6, 7, 7A and 8 and Part IV, Item 14(a)(1) of
                         this report
     21.1                Subsidiaries of the Company                                  *
     23.1                Consent of PricewaterhouseCoopers LLP                        *
     99.1                Amendment to the Company's Amended and                       *
                         Restated Credit Agreement

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