Form 10-Q
period 2002-03-31
PERSONNEL GROUP OF AMERICA INC
filed 2002-05-15
CIK 948850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

OR

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ______________________

Commission File Number 001-13956

PERSONNEL GROUP OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-1930691

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Five LakePointe Plaza 2709 Water Ridge Parkway Charlotte, NC	28217

(Address of principal executive offices)	(Zip Code)

(704) 442-5100

(Registrant’s telephone number including area code)

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

   ☒   Yes    ☐   No

As of May 13, 2002, there were 26,727,466 shares of outstanding common stock, par value $.01 per share.

PERSONNEL GROUP OF AMERICA, INC.
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PERSONNEL GROUP OF AMERICA, INC.

Unaudited Consolidated Statements of Operations
For the periods ended March 31, 2002 and April 1, 2001
(In thousands, except per share data)

	Three months ended

	March 31,	April 1,
	2002	2001

Revenues	$142,053	$209,624
Direct costs of services	108,292	152,950

Gross profit	33,761	56,674
Operating expenses
Selling, general and administrative	30,052	43,510
Depreciation and amortization	1,841	6,068
Restructuring and rationalization charges	372	447

Operating income	1,496	6,649
Interest expense	4,288	4,751

Income (loss) before income taxes	(2,792)	1,898
Provision (benefit) for income taxes	(880)	968

Net income (loss)	$(1,912)	$930

Earnings per basic share	$(0.07)	$0.04
Earnings per diluted share	$(0.07)	$0.04

The accompanying notes are an integral part of these statements.

PERSONNEL GROUP OF AMERICA, INC.
Unaudited Consolidated Balance Sheets
March 31, 2002 and December 30, 2001
(In thousands, except share data)

	March 31,	December 30,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$5,705	$17,557
Accounts receivable, net	89,018	87,088
Prepaid expenses and other current assets	6,142	7,975
Recoverable income taxes	19,201	6,470
Deferred income taxes	2,596	11,896

Total current assets	122,662	130,986
Property and equipment, net	16,654	18,061
Intangible assets, net	478,709	478,836
Other assets	4,110	2,705

Total assets	$622,135	$630,588

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$634	$882
Accounts payable	7,553	9,598
Accrued wages, benefits and other	49,188	48,265

Total current liabilities	57,375	58,745
Long-term debt	226,000	234,000
Other long-term liabilities	42,545	39,750

Total liabilities	325,920	332,495
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; shares authorized 5,000; No shares issued and outstanding	—	—
Common stock, $.01 par value; shares authorized 95,000; 33,065 shares issued and outstanding	331	331
Additional paid-in capital	316,531	316,694
Retained earnings	24,071	25,983

	340,933	343,008
Less common stock held in treasury at cost - 6,344 shares at March 31, 2002 and 6,371 shares at December 30, 2001	(44,718)	(44,915)

Total shareholders’ equity	296,215	298,093

Total liabilities and shareholders’ equity	$622,135	$630,588

The accompanying notes are an integral part of these balance sheets.

PERSONNEL GROUP OF AMERICA, INC.

Unaudited Consolidated Statements of Cash Flows
For the periods ended March 31, 2002 and April 1, 2001
(In thousands)

	Three months ended

	March 31,	April 1,
	2002	2001

Cash flows from operating activities:
Net income (loss)	$(1,912)	$930
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,841	6,068
Deferred income taxes, net	(804)	736
Changes in assets and liabilities:
Accounts receivable	(1,930)	2,749
Accounts payable and accrued liabilities	(931)	(129)
Other, net	237	(1,168)

Net cash provided by (used in) operating activities	(3,499)	9,186
Cash flows from investing activities:
Proceeds from sale of business	1,825	—
Acquisition-related payments	—	(525)
Purchases of property and equipment, net	(307)	(1,153)

Net cash provided by (used in) investing activities	1,518	(1,678)
Cash flows from financing activities:
Repayments under credit facility	(13,000)	(11,000)
Borrowings under credit facility	5,000	1,000
Credit facility amendment fees	(1,657)	(1,227)
Repayments of seller notes and other borrowings	(248)	(149)
Proceeds from employee stock purchase plan	34	282

Net cash used in financing activities	(9,871)	(11,094)
Net decrease in cash and cash equivalents	(11,852)	(3,586)
Cash and cash equivalents at beginning of period	17,557	6,233

Cash and cash equivalents at end of period	$5,705	$2,647

The accompanying notes are an integral part of these statements.

PERSONNEL GROUP OF AMERICA, INC.

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share data)

(1)   General

     The unaudited consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2001. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

Debt Compliance

     The Company experienced a decline in operating results for the year ended December 30, 2001 and the first quarter of 2002 as compared to the prior year due to the weak economic environment, which weakened further following the events of September 11, 2001. In response to the deterioration in operating performance, the Company undertook several initiatives beginning in 2001 including the following:

•	Restructuring actions including the reduction of approximately 31% of the Company’s permanent workforce and office space rationalization with further headcount and infrastructure rationalization planned in 2002;

•	The divesture of an under-performing business on December 31, 2001;

•	An amendment to its revolving credit facility extending the facility’s maturity to January 2003, with additional extensions to January 2004 assuming certain conditions are met; and

•	Reduction in accounts receivable resulting in substantial cash flow which was used to reduce debt.

     The Company’s ability to continue operating is largely dependent upon its ability to maintain compliance with the financial covenants in the Company’s amended revolving credit facility (the “Credit Facility”). The Company was able to maintain compliance with its Credit Facility as of December 30, 2001 after obtaining a waiver in December 2001 of an anticipated default under certain financial ratios for the fourth quarter of 2001. The Credit Facility was then amended in February and March 2002, with modification of the financial covenants to reflect the weak economic environment beginning with the fourth quarter of 2001 and extending through the new maturity date of the Credit Facility, January 2003 (with extensions to January 2004 assuming certain conditions are met). As a result of these amendments, the Credit Facility, with an outstanding balance of $111,000 at March 31, 2002, is classified as long-term in the consolidated balance sheet. For further discussion of the Company’s Credit Facility and debt compliance matters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

(2)   Intangible Assets

     Intangible assets are principally comprised of goodwill. The Company’s businesses have been acquired from unrelated third parties for cash and other consideration and have been accounted for using the purchase method of accounting. The assets and liabilities of the entities acquired were recorded at their estimated fair values at the dates of the acquisitions. Excess of cost over fair value of net assets acquired resulting from such acquisitions has been recorded at historical cost. Other intangible assets consist mainly of covenants not to compete.

     Total intangible assets and accumulated amortization of intangible assets were $617,259 and $138,550 at March 31, 2002, respectively, and $617,259 and $138,423 at December 30, 2001, respectively.

     The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, on the first day of fiscal 2002. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets, require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

     SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company currently expects to complete that first step of the goodwill impairment test during the second quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. The Company currently expects that approximately $300,000 to $350,000 of its goodwill will likely be impaired. While the exact amount of that impairment loss has not been determined, the Company expects to complete that analysis during the second quarter of 2002.

     The following table sets forth a reconciliation of net income (loss) and earnings per share information for the quarters ended March 31, 2002 and April 1, 2001, adjusted for the non-amortization provisions of SFAS 142:

	March 31, 2002	April 1, 2001

Net income (loss)	$(1,912)	$930
Add: Goodwill amortization, net of tax	—	2,846
Adjusted net income (loss)	$(1,912)	$3,776
Basic earnings per share:
Net income	$(0.07)	$0.04
Goodwill amortization, net of tax	—	0.10
Adjusted net income	$(0.07)	$0.14
Diluted earnings per share:
Net income	$(0.07)	$0.04
Goodwill amortization, net of tax	—	0.10
Adjusted net income	$(0.07)	$0.14

(3)   Long-term Debt

     Long-term debt consisted of the following at March 31, 2002 and December 30, 2001:

	March 31,	December 30,
	2002	2001

5-3/4% Convertible Subordinated Notes due July 2004 (the “Notes”)	$115,000	$115,000
Bank revolving credit facility	111,000	119,000
Other	634	882

	226,634	234,882
Less current portion	634	882

	$226,000	$234,000

     The Company’s 5-3/4% Convertible Subordinated Notes (the “Notes”) are due July 2004. Interest on the Notes is payable semi-annually. The Notes are convertible into Common Stock of the Company at any time before maturity at an initial conversion price of $17.81 per share. Beginning in July 2000, the Company was permitted to redeem the Notes initially at 103.29% and at decreasing prices thereafter to 100% at maturity, in each case together with accrued interest. The Notes are subordinated to all present and future senior indebtedness of the Company (as defined), including indebtedness under the Company’s Credit Facility.

     The Credit Facility was amended in February and March 2002 and provides for a $136,000 revolving line of credit due January 2003 with modification of the financial covenants to reflect the weak economic environment beginning with the fourth quarter of 2001 and extending through the new maturity date. After January 2003, the Company at its option and provided certain conditions, including compliance with financial covenants, are met, can further extend the maturity of the facility in six-month increments up through January 2004. As a result of these amendments, the Credit Facility, with an outstanding balance of $111,000 at March 31, 2002, is classified as long-term in the consolidated balance sheet. The amended Credit Facility contains customary covenants that require quarterly maintenance of certain financial ratios, minimum tangible net worth and a restriction on the payment of cash dividends on Common Stock. It also places additional limitations on share repurchases, acquisitions and capital expenditures and includes an Equity Appreciation Rights agreement (the “EAR”) whereby the Company may have to pay a fee (the “Rights Fee”) to the banks in the event of default on the Credit Facility or if the Credit Facility has not been paid in full by January 1, 2004. The Rights Fee shall be the greater of 10% of the fair market value of the Company (as defined in the EAR) as of the exercise date of the EAR or $3,000. Interest rates payable under the amended Credit Facility were increased to reflect current market and credit conditions, and are currently set at prime plus 200 basis points through June 2002, with increases during each six-month period through January 2004.

     The principal financial covenants are highly dependent upon the Company’s EBITDA levels, as measured at each quarter end based on the 12-month period then ended, including an interest coverage ratio and a leverage ratio. The amended Credit Facility provides for certain adjustments that increase EBITDA including certain restructuring and rationalization charges and certain other non-cash charges. The adjusted EBITDA for the trailing four quarters were $12,023, $8,817, $6,800, and $3,709, respectively. In addition to the quarterly covenants, the amended agreement includes EBITDA and liquidity requirements to be measured based on the five-month period ending May 2002 and the six-month periods ending November 2002 and May 2003. The Company believes its margin for compliance is at its lowest level for the November 2002 EBITDA covenant. In order to stay in compliance, the Company will need to generate adjusted EBITDA of at least $3,321 and $7,207 for the five-month period ending May 2002 and the six-month period ending November 2002, respectively.

     Based on the Company’s fiscal 2002 projections, which reflect the declining demand for the Company’s services, offset by reductions in costs associated with the reduced revenues and lower costs due to the Company’s restructuring and rationalization activities, management believes the Company will be able to maintain compliance with the modified financial covenants for the remaining term of the Credit Facility. The Company also believes that the operating results in the first quarter of 2002 support the key assumptions in its 2002 operating plan. However, there can be no assurance that the economy or the Company will perform as expected or that further economic declines will not adversely impact the Company’s ability to comply with its covenants. If actual results of operations do not meet current forecasts, covenant violations could occur. If the Company does violate future covenants, it would seek further waivers and amendments from its lenders, but can give no assurance that any such necessary waivers and amendments would be available at all or on acceptable terms. If the Company were unable to obtain a waiver of future covenant violations, the lenders would be entitled to require immediate repayment of all amounts outstanding under the Credit Facility and, as described above, payment of the Rights Fee. An acceleration of outstanding amounts under the Credit Facility could also cause a default under, and permit acceleration of, the Company’s Notes due July 2004. In the event of one or more such defaults, the Company’s ongoing viability would be seriously threatened, and it would be forced to evaluate a number of strategic alternatives, including a debt restructuring or other reorganization, the closure of certain locations or the sale of certain or all of its assets in order to continue to fund its operations. In the current economic environment, management believes that asset sales, if any, would be at depressed prices that could be significantly lower than the net book value of assets sold and may not be sufficient to satisfy the Company’s liabilities.

(4)   Earnings Per Share

     The following table reconciles net income (loss) and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of the quarters ended March 31, 2002 and April 1, 2001:

	March 31,	April 1,
	2002	2001

Basic earnings per share:
Net income (loss)	$(1,912)	$930

Weighted average common shares outstanding	26,704	26,183
Basic earnings per share	$(0.07)	$0.04

Diluted earnings per share:
Net income (loss)	$(1,912)	$930
Add: Interest expense on Notes, net of tax	—	—

Diluted net income (loss)	$(1,912)	$930
Weighted average common shares outstanding	26,704	26,183
Add: Dilutive employee stock options	—	165
Add: Assumed conversion of Notes	—	—

Diluted weighted average common shares outstanding	26,704	26,348
Diluted earnings per share	$(0.07)	$0.04

     Stock options to purchase 4,284,821 and 3,715,432 shares of Common Stock were outstanding during the three months ended March 31, 2002 and April 1, 2001, respectively, but were excluded from the computation of earnings per diluted share because their effect was antidilutive. The conversion of the Notes into 6,456,140 common shares was also excluded from the computation of earnings per diluted share because their effect was antidilutive.

(5)   Segment Information

     The Company is organized in two segments: Information Technology Services (“IT Services”) and Commercial Staffing Services (“Commercial Staffing”). IT Services provides technical staffing, training and information technology consulting services and technology tools for human capital management. Commercial Staffing provides temporary staffing services, placement of full-time employees and on-site management of temporary employees. The Company evaluates segment performance based on income from operations before corporate expenses, restructuring, rationalization and intangibles impairment charges, amortization of intangible assets, interest and income taxes. Because of the Company’s substantial intangible assets, management does not consider total assets by segment an important management tool and, accordingly, the Company does not report this information separately.

     The table below presents segment information for the quarters ended March 31, 2002 and April 1, 2001:

	March 31, 2002	April 1, 2001

Revenues
IT Services	$82,308	$132,205
Commercial Staffing	59,745	77,419

Total revenues	142,053	209,624

Operating income
IT Services	4,076	9,386
Commercial Staffing	1,839	5,889

Total segment operating income	5,915	15,275
Corporate expenses	3,920	4,074
Restructuring and rationalization charges	372	447
Amortization of intangible assets	127	4,105
Interest expense	4,288	4,751

Income (loss) before income taxes	$(2,792)	$1,898

     The following table sets forth identifiable assets by segment at March 31, 2002 and December 30, 2001:

	March 31,	December 30,
	2002	2001

Accounts receivable, net
IT Services	$61,910	$59,313
Commercial Staffing	27,104	27,775
Corporate	4	—

Total accounts receivable, net	$89,018	$87,088

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes appearing elsewhere in this report. The Company’s fiscal year ends on the Sunday nearest to December 31.

FORWARD-LOOKING INFORMATION

     In addition to historical information, this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain information that may be deemed forward-looking statements regarding events and financial trends, that may affect the Company’s future operating results or financial position within the meaning of Section 21E of the Securities Exchange Act of 1934 and, that are based on management’s belief and assumptions, as well as information currently available to management. These statements may be identified by words such as “estimate,” “forecast,” “plan,” “intend,” “believe,” “should,” “expect,” “anticipate,” or variations or negatives thereof, or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in such statements. These risks and uncertainties include, but are not limited to, the following: changes in levels of unemployment and other economic conditions in the United States, or in particular regions or industries; adverse changes in credit and capital markets conditions that may affect the Company’s ability to obtain financing or refinancing on favorable terms; economic declines that affect the Company’s liquidity or ability to comply with its loan covenants; reductions in corporate information technology spending levels; adverse changes to management’s periodic estimates of future cash flows that may affect management’s assessment of its ability to fully recover its intangible assets; the risk of further violations of New York Stock Exchange continued listing standards or of New York Stock Exchange delisting; reductions in the supply of qualified candidates for temporary employment or the Company’s ability to attract qualified candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for its services, or the Company’s ability to maintain its profit margins; the possibility of the Company incurring liability for the activities of its temporary employees or for events impacting its temporary employees on clients’ premises; the Company’s success in attracting, training and retaining qualified management personnel and other staff employees; whether governments will impose additional regulations or licensing requirements on personnel services businesses in particular or on employer/employee relationships in general, and other matters discussed in this report and the Company’s other filings with the Securities and Exchange Commission. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results. The Company undertakes no obligation to update information contained in this report.

OVERVIEW

     The Company is organized into two Divisions: the Information Technology Services Division (“IT Services”), which provides information technology staffing and consulting services in a range of computer-related disciplines and technology tools for human capital management, and the Commercial Staffing Services Division (“Commercial Staffing”), which provides a variety of temporary office, clerical, accounting and finance, light technical and light industrial staffing services.

     Approximately 58% of the Company’s first quarter 2002 revenues came from IT Services and 42% came from Commercial Staffing.

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

RESULTS OF OPERATIONS

     Quarter Ended March 31, 2002 Versus Quarter Ended April 1, 2001

     Revenues. Total revenues decreased 32.2% to $142.1 million in the first quarter of 2002 from $209.6 million in the first quarter of 2001. IT Services revenues decreased 37.7% primarily as the result of the continuing industry-wide slowdown in customer demand for IT staffing services. IT Services billable consultants on assignment declined from approximately 2,500 at year-end to approximately 2,300 at the end of the first quarter. Commercial Staffing revenues declined 22.8% to $59.7 million in the first quarter of 2002 primarily due to the weak economic climate, which resulted in declines in permanent placement revenues and the retail component of the Company’s temporary staffing business. Permanent placement revenues were 3.3% of Commercial Staffing revenues in the first quarter of 2002, down from 8.4% in 2001, while the retail component of temporary staffing declined to 68.8% of Commercial Staffing temporary revenues in the first quarter of 2002, down from 82.9% in 2001. The Company does not expect significant improvements in demand for its services until the second half of 2002 due to expected ongoing weak economic conditions. In addition, there can be no guarantee that IT Services revenues will increase as the broader economy increases.

     Direct Costs of Services and Gross Profit. Direct costs, consisting of payroll and related expenses of consultants and temporary workers, decreased 29.2% to $108.3 million in the first quarter of 2002 on the lower revenues. Gross profit decreased 40.4% to $33.8 million on the lower revenues. Gross profit as a percentage of revenue decreased 320 basis points to 23.8% in the first quarter of 2002 from 27.0% in the first quarter of 2001. This decrease primarily was the result of the continued softening in the higher margin sectors of the staffing and consulting businesses, the significant decline in the retail component of temporary staffing and permanent placement services in Commercial Staffing and downward bill rate pressure imposed by many of the Company’s larger customers, which will negatively impact gross profit for the foreseeable future.

     Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses, before restructuring and rationalization charges, and depreciation and amortization expense, decreased 35.7% to $31.9 million in the first quarter of 2002 from $49.6 million in 2001. The decrease was primarily due to the Company’s aggressive cost containment program, including its workforce reduction and office consolidation initiatives. Approximately 31% of the Company’s permanent workforce has been eliminated since the beginning of 2001. Also, variable or incentive compensation declined due to lower revenues and operating margins. As a percentage of revenues, selling, general and administrative expenses increased to 21.2% in the first quarter of 2002 from 20.8% in 2001. In addition, depreciation and amortization expense decreased to 1.3% of revenues in the first quarter of 2002 from 2.9% in 2001 primarily due to the change in accounting principles eliminating goodwill amortization in 2002. Goodwill amortization expense was $3.9 million in the first quarter of 2001.

     Restructuring and Rationalization Charges. Beginning in 2001 the Company implemented a plan to restructure and rationalize certain operations. As a result, the Company recorded charges totaling $0.4 million in the first quarter of 2002. These charges were comprised of the following components: employee severance of $0.2 million and lease termination charges of $0.2 million.

     Following is a summary of the accrued liability for cash restructuring and rationalization charges for the quarter ended March 31, 2002:

	Employee	Lease
	Severance	Termination	Other	Total

Accrued liability at December 30, 2001	$42	$3,109	$583	$3,734
Additions	186	198	4	388
Cash payments	(228)	(301)	(406)	(935)

Accrued liability at March 31, 2002	$—	$3,006	$181	$3,187

     Employee severance-related costs include the elimination of both administrative and income-producing employees. Under the workforce reduction plan, the Company terminated 65 employees in the first quarter of 2002, increasing the total workforce reduction to approximately 31% or 460 employees since the beginning of 2001. Lease termination costs relate primarily to office closures, branch consolidations and lease space reductions. Other rationalization expenses of $0.1 million were recorded in the first quarter of 2002 associated with professional services expenses and branding costs.

     Of the remaining accrued liability at March 31, 2002, the Company expects to pay approximately $1.2 million over the next 12 months and the balance, primarily lease termination payments, over the next eight years.

     The Company expects to continue consolidating operations in other geographic markets in which the Company currently operates multiple branches and to downsize in selected other existing locations, which will result in additional restructuring and rationalization charges throughout 2002; however, the amount of such additional charges is not currently determinable.

     Interest Expense. Interest expense decreased 9.7% to $4.3 million in the first quarter of 2002 from $4.8 million in 2001 due to lower borrowing levels under the Company’s bank revolving credit facility (the “Credit Facility”) and decreases in interest rates. The average interest rate on borrowings was 7.0% in the first quarter of 2002, down 60 basis points from 2001. See “ — Liquidity and Capital Resources.”

     Provision (Benefit) for Income Taxes. The effective tax benefit rate of 31.5% in the first quarter of 2002 was lower than the U.S. federal statutory rate of 35% primarily due to the impact of non-deductible expenses. The effective tax rate was 51.0% in 2001, higher than the U.S. federal statutory rate of 35%, primarily due to non-deductible amortization expense and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s primary sources of cash are from operations and borrowings under the Company’s Credit Facility. The Company’s principal uses of cash are to repay debt and to fund working capital and capital expenditures. The Company believes, subject to the conditions and contingencies described below, that cash flow from operations, anticipated tax refunds in 2002 and borrowing capacity under the Credit Facility will be adequate to meet its diminished needs for working capital and its capital expenditures.

     For the quarter ended March 31, 2002, cash used in operating activities was $3.5 million compared with cash provided by operating activities of $9.2 million last year. Lower operating cash flows in 2002 resulted primarily as a result of an increase in accounts receivables since the end of 2001 and lower operating earnings. In the aggregate, days sales outstanding increased slightly to 51 days at March 31, 2002 from 50 days at December 30, 2001. Cash provided by investing activities was $1.5 million during the first quarter of 2002 due primarily to the cash proceeds received from the sale of a business. Cash used for investing activities of $1.7 million in the first quarter of 2001 related primarily to the Company’s contingent earn-out obligations and capital spending. The Company completed its obligation to make additional earn-out payments in October 2001. The Company has reduced its capital spending, and expects to spend less than $2.5 million on management information systems and other capital expenditures in 2002. Capital spending in the first quarter of 2002 was $0.3 million, down from $1.2 million in the first quarter of 2001. Cash used for financing activities was $9.9 million in the first quarter of 2002, down from $11.1 million last year, as the Company continued to focus on debt reduction under the Credit Facility.

     At March 31, 2002, the Company increased its recorded recoverable income taxes to $19.2 million based on new tax legislation passed by Congress in 2002 that allows the Company to carryback Federal net operating losses for five years, substantially increasing the Company’s ability to recover income taxes previously paid. The Company currently expects to recover approximately $15.0 to $18.0 million of Federal taxes in 2002.

     The Credit Facility was amended in February and March 2002 and provides for a $136.0 million revolving line of credit due January 2003 with modification of the financial covenants to reflect the weak economic environment beginning with the fourth quarter of 2001 and extending through the new maturity date. After January 2003, the Company at its option and provided certain conditions, including compliance with financial covenants, are met, can further extend the maturity of the facility in six-month increments up through January 2004. As a result of these amendments, the Credit Facility, with an outstanding balance of $111.0 million at March 31, 2002, is classified as long-term in the consolidated balance sheet. The amended Credit Facility contains customary covenants that require quarterly maintenance of certain financial ratios, minimum tangible net worth and a restriction on the payment of cash dividends on Common Stock. It also places additional limitations on share repurchases, acquisitions and capital expenditures and includes an Equity Appreciation Rights agreement (the “EAR”) whereby the Company may have to pay a fee (the “Rights Fee”) to the banks in the event of default on the Credit Facility or if the Credit Facility has not been paid in full by January 1, 2004. The Rights Fee shall be the greater of 10% of the fair market value of the Company (as defined in the EAR) as of the exercise date of the EAR or $3.0 million. Interest rates payable under the amended Credit Facility were increased to reflect current market and credit conditions, and are currently set at prime plus 200 basis points through June 2002, with increases during each six-month period through January 2004. As of May 10, 2002, the interest rate payable under the amended Credit Facility was 6.75%.

     The principal financial covenants are highly dependent upon the Company’s EBITDA levels, as measured at each quarter end based on the 12-month period then ended, including an interest coverage ratio and a leverage ratio. The amended Credit Facility provides for certain adjustments that increase EBITDA including certain restructuring and rationalization charges and certain other non-cash charges. The adjusted EBITDA for the trailing four quarters were $12.0 million, $8.8 million, $6.8 million, and $3.7 million, respectively. In addition to the quarterly covenants, the amended agreement includes EBITDA and liquidity requirements to be measured based on the five-month period ending May 2002 and the six-month periods ending November 2002 and May 2003. The Company believes its margin for compliance is at its lowest level for the

November 2002 EBITDA covenant. In order to stay in compliance, the Company will need to generate adjusted EBITDA of at least $3.3 million and $7.2 million for the five-month period ending May 2002 and the six-month period ending November 2002, respectively.

     The Company’s business is highly dependent on trends in the US economy overall, as well as other factors such as unemployment levels and trends in corporate information technology spending. Several other factors that can affect the Company’s operating results and accordingly, its ability to generate cash from operations, are discussed further under “—Forward Looking Information.” The already weak economic environment in the US was further weakened by the events of September 11, 2001. As a result of these negative economic conditions, the Company has experienced a substantial decline in revenues in both the IT Services and Commercial Staffing businesses over the past 15 months. The reduced demand for IT Services and Commercial Staffing services will continue to affect the Company’s business in 2002, and the Company anticipates further reductions in revenue as compared to 2001. The Company expects improvement in demand for its services beginning in the second half of 2002 based on expected improvements in the broader economy. While the Company has implemented substantial cost reductions through its restructuring activities in 2001, the reduced level of revenues is expected to have an adverse affect on its operating income, EBITDA and net earnings for several quarters.

     Based on the Company’s current expectations, which reflect the continued declining demand for the Company’s IT services, offset by increasing demand for its Commercial Staffing services, reductions in costs associated with the reduced revenues and lower costs due to the Company’s restructuring and rationalization activities, management believes the Company will be able to maintain compliance with the modified financial covenants for the remaining term of the Credit Facility. The Company also believes that the operating trends in first quarter of 2002 support the key assumptions in its 2002 operating plan. However, there can be no assurance that the economy or the Company will perform as expected or that further economic declines will not adversely impact the Company’s ability to comply with its covenants. If actual results of operations do not meet current forecasts, covenant violations could occur. If the Company does violate future covenants, it would seek further waivers and amendments from its lenders, but can give no assurance that any such necessary waivers and amendments would be available at all or on acceptable terms. If the Company were unable to obtain a waiver of future covenant violations, the lenders would be entitled to require immediate repayment of all amounts outstanding under the Credit Facility and, as described above, payment of the Rights Fee. An acceleration of outstanding amounts under the Credit Facility could also cause a default under, and permit acceleration of, the Notes. In the event of one or more such defaults, the Company’s ongoing viability would be seriously threatened, and it would be forced to evaluate a number of strategic alternatives, including a debt restructuring or other reorganization, the closure of certain locations or the sale of certain or all of its assets in order to continue to fund its operations. In the current economic environment, management believes that asset sales, if any, would be at depressed prices that could be significantly lower than the net book value of assets sold and may not be sufficient to satisfy the Company’s liabilities.

     In any event, the Company intends to continually monitor market conditions and its anticipated financial performance against its financial covenants. Additionally, as previously announced, a group including a Credit Suisse First Boston affiliate (“CSFB”) and others filed a Schedule 13D with the Securities and Exchange Commission on April 5, 2002, which amended a previously filed Schedule 13G and expressed interest in discussions with the Company on deleveraging strategies, including the potential conversion of certain of the Company’s debt into equity. Additionally, after the Schedule 13D filing, the Company has been advised of and approved the sale by one of the existing lenders of its entire position in the Credit Facility to CSFB. This position consisted of $30.6 million of commitment, or 22.5% of the total commitments provided under the Credit Facility, and approximately $25.0 million of outstanding loans as of March 31, 2002. The Company has retained a financial advisor to assist in discussions with the CSFB group, if any, and in the evaluation of other constructive alternatives to reduce its long-term debt obligations and improve its financial position.

     The Company was advised in December 2001 by the New York Stock Exchange (“NYSE”) that the Company had fallen below NYSE continued listing standards, which require a minimum share price of not less than $1.00 and total market capitalization of not less than $15.0 million. At the market close on May 10, 2002, the Company’s share price closed at $1.39 and total market capitalization was approximately $37.2 million. As required by the NYSE, the Company has submitted a plan to the Listings and Compliance Committee of the NYSE demonstrating how the Company plans to comply with the listing standards by the June 2002 deadline set by the NYSE. After reviewing the plan, the NYSE has accepted the plan and the Company is subject to quarterly monitoring for compliance with the plan. Based upon internal estimates, the Company believes it will satisfy the listing standards by the NYSE deadline, although it can give no assurance that it will be able to do so or that it will not violate other continued listing standards in the future. Should the Company fail to maintain eligibility for the continued listing of its shares on the NYSE, the Company believes, although can provide no assurance, that an alternative trading venue will be available. If the Company were unable to secure an alternative trading venue that was either a US national securities exchange or established over-the-counter US trading market, the holders of the Notes would have the right to require repayment of the Notes, which could lead to a default under the Notes and a further default and acceleration of outstanding amounts under the Credit Facility.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, on the first day of fiscal 2002. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets, require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

     SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company currently expects to complete that first step of the goodwill impairment test during the second quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. The Company currently expects that approximately $300.0 million to $350.0 million of its goodwill will likely be impaired. While the exact amount of that impairment loss has not been determined, the Company expects to complete that analysis during the second quarter of 2002.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company’s outstanding debt under the Credit Facility at March 31, 2002, was $111.0 million. Interest on borrowings under the Credit Facility is based on the prime rate plus a variable margin. Based on the outstanding balance at March 31, 2002, a change of 1% in the interest rate would cause a change in interest expense of approximately $1.1 million on an annual basis.

PART II — OTHER INFORMATION

ITEM 6. — Exhibits and Reports on Form 8-K

(a)	Exhibits — The exhibits filed with or incorporated by reference into this Form 10-Q are set forth in the Exhibit Index, which immediately precedes the exhibits to this report.

(b)	Reports on Form 8-K – The Company filed two reports on Form 8-K during the quarter ended March 31, 2001; one such report, filed on December 31, 2001, included certain exhibits relating to an amendment to the Company’s shareholders. The other, filed on February 12, 2002, announced extensions to the Company’s revolving credit facility.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERSONNEL GROUP OF AMERICA, INC. (Registrant)

Date: May 15, 2002	By:	/s/ Larry L. Enterline

Larry L. Enterline Chief Executive Officer

Date: May 15, 2002	By:	/s/ James C. Hunt

James C. Hunt President and Chief Financial Officer

EXHIBIT INDEX

		Filed
		Herewith(*),or
		Incorporated by
		Reference from
Exhibit		Previous Exhibit	Company Reg. No.
Number	Description	Number	or Report

3.1	Restated Certificate of Incorporation of the Company, as amended	3.1	333-31863

3.2	Amended and Restated Bylaws of the Company	3.2	33-95228

4.0	Specimen Stock Certificate	4.0	33-95228

4.1	Rights Agreement between the Company and First Union National Bank, (as Successor Trustee)	1	0-27792

4.2	First Amendment to Rights Agreement	4.1	8-K filed 12/31/01

4.3	Indenture between the Company and HSBC Bank USA, as Successor Trustee	4.2	333-31863

4.4	Form of Note Certificate for 5-3/4% Convertible Subordinated Notes	4.3	333-31863

10.1+	1995 Equity Participation Plan, as amended	10.1	333-31863

10.2+	Amended and Restated Management Incentive Compensation Plan	10.2	10-K for year ended 1/3/99

10.3+	2001 Non-Qualified Employee Stock Purchase Plan	4.1	333-66334

10.4#+	Director and Officer Indemnification Agreement of James V. Napier	10.3	10-K for year ended 12/31/95

10.5+	Letter of Employment between the Company and Larry L. Enterline	10.5	10-K for year ended 12/31/00

10.6+	Supplemental Retirement Plan for Edward P. Drudge, Jr.	10.7	10-K for year ended 1/2/00

10.7+	Form of Retirement Agreement between the Company and Edward P. Drudge, Jr.	10.8	10-K for year ended 1/2/00

		Filed
		Herewith(*),or
		Incorporated by
		Reference from
Exhibit		Previous Exhibit	Company Reg. No.
Number	Description	Number	or Report

10.8+	Employment Agreement between the Company and James C. Hunt	10.10	10-K for year ended 12/29/96

10.9+	Employment Agreement between the Company and Ken R. Bramlett, Jr.	10.13	10-K for year ended 12/29/96

10.10+	Employment Agreement between the Company and Michael H. Barker	10.9	10-K for year ended 1/3/99

10.11+	Employment Agreement between the Company and Thomas M. Wittenschlaeger	10.11	10-K for year ended 12/30/01

10.12	Amended and Restated Non-Qualified Profit-Sharing Plan	10.16	10-K for year ended 12/29/96

10.13+	Director’s Non-Qualified Deferred Fee Plan	10.12	10-K for year ended 12/28/97

10.14	Amendment No. 4 to Amended and Restated Credit Agreement among the Company and its subsidiaries, the lenders party thereto and Bank of America, as Agent	99.2	8-K filed 2/12/02

10.15	Equity Appreciation Rights Agreement	10.15	8-K filed 2/12/02

10.16	Registration Rights Agreement between the Company and the Initial Purchasers	10.17	333-31863

99.1	Amendment to the Company’s Amended and Restated Credit Agreement	99.1	10-K for year ended 12/30/01

#	This Exhibit is substantially identical to Director and Officer Indemnification Agreements (i) of the same date between the Company and the following individuals: Kevin P. Egan, J. Roger King and William Simione, Jr.; (ii) dated April 17, 1998 between the Company and each of James C. Hunt and Ken R. Bramlett, Jr.; and (iii) dated August 9, 1999 between the Company and Janice L. Scites.

+	Management contract or compensatory plan required to be filed under Item 14(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.