Form 10-Q
period 2002-06-30
PERSONNEL GROUP OF AMERICA INC
filed 2002-08-07
CIK 948850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________to____________

Commission File Number 001-13956

PERSONNEL GROUP OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-1930691

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Five LakePointe Plaza, 2nd Floor
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

[X]   Yes              [   ]   No

As of July 29, 2002, there were 26,741,857 shares of outstanding common stock, par value $.01 per share.

PERSONNEL GROUP OF AMERICA, INC.
TABLE OF CONTENTS

PERSONNEL GROUP OF AMERICA, INC.

Unaudited Consolidated Statements of Operations
For the periods ended June 30, 2002 and July 1, 2001
(in thousands, except per share data)

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

Revenues	$141,732	$194,370	$283,785	$403,993
Direct costs of services	108,383	142,427	216,675	295,301

Gross profit	33,349	51,943	67,110	108,692
Operating expenses:
Selling, general and administrative	29,151	40,202	59,204	83,788
Depreciation and amortization	1,718	6,071	3,558	12,139
Restructuring and rationalization charges	1,472	3,913	1,845	4,359

Operating income	1,008	1,757	2,503	8,406
Interest expense	4,409	5,077	8,697	9,828

Loss before income taxes and cumulative effect of change in accounting principle	(3,401)	(3,320)	(6,194)	(1,422)
Provision (benefit) for income taxes	(680)	(2,261)	3,662	(1,293)

Loss before cumulative effect of change in accounting principle	(2,721)	(1,059)	(9,856)	(129)
Cumulative effect of change in accounting principle, net of taxes	—	—	(242,497)	—

Net loss	$(2,721)	$(1,059)	$(252,353)	$(129)

Basic and diluted earnings per common share:
Income (loss) from continuing operations	$(0.10)	$(0.04)	$(0.37)	$—
Loss from cumulative effect of change in accounting principle	—	—	(9.08)	—

Net loss	$(0.10)	$(0.04)	$(9.45)	$—

The accompanying notes are an integral part of these balance sheets.

PERSONNEL GROUP OF AMERICA, INC.

Unaudited Consolidated Balance Sheets
June 30, 2002 and December 30, 2001
(in thousands, except per share data)

	June 30,	December 30,
	2002	2001

Assets
Current Assets:
Cash and cash equivalents	$25,280	$17,557
Accounts receivable, net	86,122	87,088
Prepaid expenses and other current assets	3,742	7,975
Recoverable income taxes	7,169	6,470
Deferred income taxes	1,573	11,896

Total current assets	123,886	130,986
Property and equipment, net	15,576	18,061
Intangible assets, net	193,892	478,836
Other assets	3,699	2,705

Total assets	$337,053	$630,588

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$410	$882
Accounts payable	10,535	9,598
Accrued wages, benefits and other	49,417	48,265

Total current liabilities	60,362	58,745
Long-term debt	219,700	234,000
Other long-term liabilities	11,194	39,750

Total liabilities	291,256	332,495
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; shares authorized 5,000; no shares issued and outstanding	—	—
Common stock, $.01 par value; shares authorized 95,000; 33,065 shares issued and outstanding	331	331
Additional paid-in capital	316,399	316,694
Retained earnings (accumulated deficit)	(226,370)	25,983

	90,360	343,008
Less common stock held in treasury at cost - 6,323 shares at June 30, 2002 and 6,371 shares at December 30, 2001	(44,563)	(44,915)

Total shareholders’ equity	45,797	298,093

Total liabilities and shareholders’ equity	$337,053	$630,588

The accompanying notes are an integral part of these balance sheets.

PERSONNEL GROUP OF AMERICA, INC.

Unaudited Consolidated Statements of Cash Flows
For the periods ended June 30, 2002 and July 1, 2001
(In thousands)

	June 30,	July 1,
	2002	2001

Cash flows from operating activities:
Net loss	$(252,353)	$(129)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation and amortization	3,558	12,139
Cumulative effect of change in accounting principle, net of deferred tax benefit of $42,198	242,497	—
Loss on abandonment and disposals	—	950
Deferred income taxes on income before cumulative effect of change in accounting principle, net (including $19,217 of income tax refunds received in 2002)	23,675	329
Changes in assets and liabilities:
Accounts receivable	966	11,366
Accounts payable and accrued liabilities	2,554	(8,560)
Other, net	197	4,190

Net cash provided by operating activities	21,094	20,285
Cash flows from investing activities:
Proceeds from sale of business	3,825	—
Acquisition-related payments	—	(6,575)
Purchase of property and equipment, net	(824)	(1,590)

Net cash provided by (used in) investing activities	3,001	(8,165)
Cash flows from financing activities:
Repayments under credit facility	(19,300)	(24,000)
Borrowings under credit facility	5,000	12,000
Credit facility amendment fees	(1,657)	(1,227)
Repayments of other debt, net	(472)	(297)
Proceeds from employee stock purchase plan	57	406

Net cash used in financing activities	(16,372)	(13,118)

Net increase (decrease) in cash and cash equivalents	7,723	(998)
Cash and cash equivalents at beginning of period	17,557	6,233

Cash and cash equivalents at end of period	$25,280	$5,235

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

     The Company has adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, as of the beginning of 2002. As permitted by SFAS 142, the Company completed its impairment analysis during the second quarter and has restated the first quarter results to record the intangibles impairment as a cumulative effect of the change in accounting principle as of the beginning of the year, see Note 2, “Intangible Assets and Change in Accounting Principle.” Additionally, the Company has restated its first quarter results to increase the loss before cumulative effect of change in accounting principle due to an adjustment to the provision for income taxes of $5,222, or $0.20 per share. This adjustment, which was also required as a result of adopting SFAS 142, reduced deferred tax assets due to the establishment of a valuation allowance against certain deferred tax assets, but had no effect on the Company’s cash flows. The impact of these restatements on the Company’s first quarter operating results is shown below:

	As	As
	Reported	Adjusted

Loss before income taxes and cumulative effect of change in accounting principle	$(2,792)	$(2,792)
Provision (benefit) for income taxes	(880)	4,342

Loss before cumulative effect of change in accounting principle	(1,912)	(7,134)
Cumulative effect of change in accounting principle	—	(242,497)

Net loss	$(1,912)	$(249,631)

Basic and diluted earnings per common share:
Income (loss) from continuing operations	$(0.07)	$(0.27)
Loss from cumulative effect of change in accounting principle	—	(9.08)

Net loss	$(0.07)	$(9.35)

Debt Compliance

     The Company experienced declines in operating results for the year ended December 30, 2001 and the first half of 2002 as compared in each case to prior year due to the weak economic environment. In response to the deterioration in operating performance, the Company undertook several initiatives beginning in 2001, including the following:

•	A number of restructuring actions, including a permanent workforce reduction of approximately 36% and office space rationalization efforts. Management expects further headcount and infrastructure rationalization over the balance of 2002;
•	The divesture of an under-performing business on December 31, 2001;
•	An amendment to its revolving credit facility extending the facility’s maturity to January 2003, with additional extensions to January 2004 assuming certain conditions are met; and
•	A concerted effort to reduce accounts receivable, which resulted in substantial cash flow that was used to reduce debt.

     The Company’s ability to continue operating is largely dependent upon its ability to maintain compliance with the financial covenants in the Company’s amended revolving credit facility (the “Credit Facility”). The Company was able to maintain compliance with its Credit Facility as of December 30, 2001 after obtaining a waiver in December 2001 of an anticipated default under certain financial ratios for the fourth quarter of 2001. The Credit Facility was then amended in February and March 2002, with modification of the financial covenants to reflect the weak economic environment beginning with the fourth quarter of 2001 and extending through the new maturity date of the Credit Facility, January 2003 (with extensions to January 2004 assuming certain conditions are met). As a result of these amendments, the Credit Facility, which had an outstanding balance of $104,700 at June 30, 2002, is classified as long-term in the consolidated balance sheet. For further discussion of the Company’s Credit Facility and debt compliance matters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

(2)	Intangible Assets and Change in Accounting Principle

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

     Effective at the beginning of 2002, the Company adopted SFAS 142. The provisions of SFAS 142 prohibit the amortization of goodwill for indefinite-lived intangible assets and require that goodwill and indefinite-lived intangibles assets be tested annually for impairment. In order to assess the fair value of its goodwill as of the adoption date, the Company engaged an independent valuation firm to assist in determining the fair value. The fair value of each of the Company’s two reporting units was calculated as of December 31, 2001, on an enterprise value basis using the following approaches: (i) market multiple approach and (ii) discounted cash flow approach. Under the market multiple approach, market ratios and performance fundamentals relating to similar public companies’ stock prices or enterprise values were applied to the reporting units to determine their enterprise value. Under the discounted cash flow (“DCF”) approach, the indicated enterprise value was determined using the present value of the projected future cash flows to be generated considering appropriate discount rates. The discount rates used in the calculation reflected all associated risks of realizing the projected future cash flows. Certain of the valuation assumptions are based on management’s expectations for future performance of the IT Services and Commercial Staffing reporting units. These assumptions include expected time frame of technology spending and broader economic recoveries as well as future growth rates in the IT Services and Commercial Staffing businesses. A relatively high discount rate of 17% was utilized in the discounted cash flow valuation approach due principally to the inherent uncertainties associated with these assumptions. While current year to date performance and outlook is generally consistent with the assumptions used in the valuation, any significant adverse changes would likely result in further impairment of the Company’s intangible assets. Based upon the results of the valuation, which was completed in the second quarter, the Company recorded an intangibles impairment charge of $284,695 ($242,497 net of an income tax benefit of $42,198) as a cumulative effect of the change in accounting principle. A reconciliation of intangible assets from December 30, 2001 to June 30, 2002 is as follows:

		Commercial
	IT Services	Staffing
	Division	Division	Total

Balance, December 30, 2001	$377,045	$101,791	$478,836
Impairment loss resulting from SFAS 142 adoption	(245,373)	(39,322)	(284,695)
Amortization of finite-lived intangible assets	(182)	(67)	(249)

Balance, June 30, 2002	$131,490	$62,402	$193,892

     The following table sets forth a reconciliation of net loss and earnings per share information for the periods ended June 30, 2002 and July 1, 2001, adjusted for the non-amortization provisions of SFAS 142:

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

Net loss before cumulative effect of accounting change, as reported	$(2,721)	$(1,059)	$(9,856)	$(129)
Add: Goodwill amortization, net of tax	—	2,836	—	5,681

Adjusted net income (loss) before cumulative effect of accounting change	(2,721)	1,777	(9,856)	5,552
Cumulative effect of accounting change, net of tax	—	—	(242,497)	—

Adjusted net income (loss)	$(2,721)	$1,777	$(252,353)	$5,552

Basic and diluted earnings per share:
Net loss before cumulative effect of accounting change, as reported	$(0.10)	$(0.04)	$(0.37)	$—
Add: Goodwill amortization, net of tax	—	0.11	—	0.21

Adjusted net income (loss) before cumulative effect of accounting change	$(0.10)	$0.07	$(0.37)	$0.21
Cumulative effect of accounting change, net of tax	—	—	(9.08)	—

Adjusted net income	$(0.10)	$0.07	$(9.45)	$0.21

(3)	Long-term Debt

     Long-term debt consisted of the following at June 30, 2002 and December 30, 2001:

	June 30,	December 30,
	2002	2001

5-3/4% Convertible Subordinated Notes due July 2004 (the “Notes”)	$115,000	$115,000
Bank revolving credit facility	104,700	119,000
Other	410	882

	220,110	234,882
Less current portion	410	882

	$219,700	$234,000

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

     The Credit Facility was amended in February and March 2002 to provide for a $136,000 revolving line of credit due January 2003. Assuming the Company is in compliance with the financial covenants set forth in the agreement and the payment of an extension fee, the Company at its option may further extend the maturity of the facility in six-month increments up through January 2004. As a result of these amendments, the outstanding balance under the Credit Facility, which was $104,700 at June 30, 2002, is classified as long-term in the consolidated balance sheet. The amended Credit Facility contains customary covenants that require quarterly maintenance of certain financial ratios, minimum tangible net worth and a restriction on the payment of cash dividends on the Common Stock. It also places additional limitations on share repurchases, acquisitions and capital expenditures and includes an Equity Appreciation Rights agreement (the “EAR”) whereby the Company must pay a fee (the “Rights Fee”) to the lenders in the event of default under the Credit Facility or if the Credit Facility has not been paid in full by January 1, 2004. The Rights Fee is the greater of 10% of the fair market value of the Company (as defined in the EAR) as of the exercise date of the EAR or $3,000. Interest rates payable under the amended Credit Facility are currently set at prime plus 250 basis points through December 2002, with increases during each six-month period thereafter through January 2004.

     The principal financial covenants in the Credit Facility are highly dependent upon the Company’s EBITDA levels, as measured at each quarter end on a rolling four-quarter basis, and include an interest coverage ratio and a leverage ratio. The amended Credit Facility provides for certain adjustments that increase EBITDA, including certain restructuring and rationalization charges and certain other charges. The adjusted EBITDA for the trailing four quarters ended June 30, 2002 were $8,817, $6,800, $3,709 and $4,198, respectively. In addition to the quarterly covenants, the amended agreement includes EBITDA and liquidity requirements to be measured based on the six-month periods ending November 2002 and May 2003. The Company believes its margin for compliance throughout 2002 is at its lowest level for the November 2002 EBITDA covenant. In order to stay in compliance with this covenant, the Company will need to generate adjusted EBITDA of at least $7,207 for the six-month period ending November 2002.

     Based on the Company’s fiscal 2002 projections, which reflect the declining demand for the Company’s services, offset by reductions in costs principally resulting from reduced revenues and the Company’s restructuring and rationalization activities, management believes the Company will be able to maintain compliance with the modified financial covenants for the remaining term of the Credit Facility. The Company also believes that the operating results in the first half of 2002 support the key assumptions in its 2002 operating plan. However, there can be no assurance that the economy or the Company will perform as expected or that further economic declines will not adversely impact the Company’s ability to comply with its covenants. If actual results of operations do not meet current forecasts, covenant violations could occur. If the Company does violate covenants in the future, it would seek further waivers and amendments from its lenders, but can give no assurance that any such necessary waivers and amendments would be available at all or otherwise on acceptable terms. If the Company were unable to obtain a waiver of future covenant violations, the lenders would be entitled to require immediate repayment of all amounts outstanding under the Credit Facility and, as described above, payment of the Rights Fee. An acceleration of outstanding amounts under the Credit Facility could also cause a default under, and permit acceleration of, the Notes. In the event of one or more such defaults, the Company’s ongoing viability would be seriously threatened, and it would be forced to evaluate a number of strategic alternatives, including a debt restructuring or other reorganization, the closure of certain locations or the sale of certain or all of its assets in order to continue to fund its operations. In the current economic environment, management believes that asset sales, if any, would be at depressed prices that could be significantly lower than the net book value of assets sold and may not be sufficient to satisfy the Company’s liabilities.

(4)	Earnings Per Share

     The following table reconciles net income (loss) and weighted average common shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of the periods ended June 30, 2002 and July 1, 2001:

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

Basic earnings per share:
Net loss before cumulative effect of accounting change	$(2,721)	$(1,059)	$(9,856)	$(129)
Cumulative effect of accounting change, net of tax	—	—	(242,497)	—

Net loss	$(2,721)	$(1,059)	$(252,353)	$(129)

Weighted average common shares outstanding	26,728	26,540	26,716	26,362
Basic earnings per share:
Net loss before cumulative effect of accounting change	$(0.10)	$(0.04)	$(0.37)	$—
Cumulative effect of accounting change, net of tax	—	—	(9.08)	—

Basic earnings per share	$(0.10)	$(0.04)	$(9.45)	$—

Diluted earnings per share:
Net loss before cumulative effect of accounting change	$(2,721)	$(1,059)	$(9,856)	$(129)
Add: Interest expense on Notes, net of tax	—	—	—	—

Diluted loss before cumulative effect of accounting change	$(2,721)	$(1,059)	$(9,856)	$(129)
Cumulative effect of accounting change, net of tax	—	—	(242,497)	—

Diluted net loss	$(2,721)	$(1,059)	$(252,353)	$(129)

Weighted average common shares outstanding	26,728	26,540	26,716	26,362
Add: Dilutive employee stock options	—	—	—	—
Add: Assumed conversion of Notes	—	—	—	—

Diluted weighted average common shares outstanding	26,728	26,540	26,716	26,362
Diluted earnings per share:
Net loss before cumulative effect of accounting change	$(0.10)	$(0.04)	$(0.37)	$—
Cumulative effect of accounting change, net of tax	—	—	(9.08)	—

Diluted earnings per share	$(0.10)	$(0.04)	$(9.45)	$—

     Stock options to purchase 4,195,296 and 4,532,183 shares of Common Stock were outstanding during the quarters ended June 30, 2002 and July 1, 2001, respectively, but were excluded from the computation of earnings per diluted share because their effect was antidilutive. The conversion of the Notes into 6,456,140 common shares was also excluded from the computation of earnings per diluted share because their effect was antidilutive.

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

     The table below presents segment information for the quarters ended June 30, 2002 and July 1, 2001:

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

Revenues
IT Services	$77,632	$120,833	$159,940	$253,038
Commercial Staffing	64,100	73,537	123,845	150,955

Total revenues	141,732	194,370	283,785	403,993

Operating income
IT Services	3,734	8,570	7,810	17,976
Commercial Staffing	2,694	5,348	4,533	11,235

Total segment operating income	6,428	13,918	12,343	29,211
Corporate expenses	3,825	4,160	7,745	8,252
Amortization of intangible assets	123	4,088	250	8,194
Restructuring and rationalization charges	1,472	3,913	1,845	4,359
Interest expense	4,409	5,077	8,697	9,828

Loss before income taxes and cumulative effect of change in accounting principle	$(3,401)	$(3,320)	$(6,194)	$(1,422)

     The following table sets forth selected identifiable assets by segment at June 30, 2002 and December 30, 2001:

	June 30,	December 30,
	2002	2001

Accounts receivable, net
IT Services	$58,409	$59,313
Commercial Staffing	27,648	27,775
Corporate	65	—

Total accounts receivable, net	$86,122	$87,088

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes appearing elsewhere in this report. The Company’s fiscal year ends on the Sunday nearest to December 31.

FORWARD-LOOKING INFORMATION

     In addition to historical information, this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain information that may be deemed forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, regarding events and financial trends, that may affect the Company’s future operating results or financial position and that are based on management’s belief and assumptions, as well as information currently available to management. These statements may be identified by words such as “estimate,” “forecast,” “plan,” “intend,” “believe,” “should,” “expect,” “anticipate,” or variations or negatives thereof, or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in such statements. These risks and uncertainties include, but are not limited to, the following: the risk of further violations of New York Stock Exchange continued listing standards or of New York Stock Exchange delisting based on existing or future violations; changes in levels of unemployment and other economic conditions in the United States, or in particular regions or industries; adverse changes in credit and capital markets conditions that may affect the Company’s ability to obtain financing or refinancing on favorable terms; economic declines that affect the Company’s liquidity or ability to comply with its loan covenants; reductions in corporate information technology spending levels; adverse changes to management’s periodic estimates of future cash flows that may affect management’s assessment of its ability to fully recover its intangible assets; reductions in the supply of qualified candidates for temporary employment or the Company’s ability to attract qualified candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for its services, or the Company’s ability to maintain its profit margins; the possibility of the Company incurring liability for the activities of its temporary employees or for events impacting its temporary employees on clients’ premises; the Company’s success in attracting, training and retaining qualified management personnel and other staff employees; whether governments will impose additional regulations or licensing requirements on personnel services businesses in particular or on employer/employee relationships in general, and other matters discussed in this report and the Company’s other filings with the Securities and Exchange Commission. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results. The Company undertakes no obligation to update information contained in this report.

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

Approximately 55% of the Company’s second quarter 2002 revenues came from IT Services and 45% came from Commercial Staffing.

     The Information Technology Services business is affected by the timing of holidays and seasonal vacation patterns, generally resulting in lower IT revenues and gross margins in the fourth quarter of each year. The Commercial Staffing business is subject to the seasonal impact of summer and holiday employment trends. Typically, the Commercial Staffing business is stronger in the second half of each calendar year than in the first half, subject to general economic conditions.

RESULTS OF OPERATIONS

     Quarter Ended June 30, 2002 Versus Quarter Ended July 1, 2001

     Revenues. Total revenues decreased 27.1% to $141.7 million in the second quarter of 2002 from $194.4 million in the second quarter of 2001. IT Services revenues decreased 35.8% primarily as the result of the continuing industry-wide slowdown in customer demand for IT staffing services. IT Services billable consultants on assignment declined from approximately 2,300 at the end of the first quarter of 2002 to approximately 2,200 at the end of the second quarter. Commercial Staffing revenues declined 12.8% to $64.1 million in the second quarter of 2002 primarily due to the weak economic climate, which resulted in declines in permanent placement revenues and the retail component of the Company’s temporary staffing business. Permanent placement revenues were 4.0% of Commercial Staffing revenues in the second quarter of 2002, down from 7.1% in 2001, and the retail component of temporary staffing declined to 68.2% of Commercial Staffing temporary revenues in the second quarter of 2002, down from 79.1% in 2001. The Company does not expect improvements in demand for its services until later in 2002 due to expected ongoing uncertain economic conditions, particularly in the technology sectors. In addition, there can be no assurance that IT Services revenues will increase as the broader economy increases.

     Direct Costs of Services and Gross Profit. Direct costs, consisting of payroll and related expenses of consultants and temporary workers, decreased 23.9% to $108.4 million in the second quarter of 2002 on the lower revenues. Gross profit decreased 35.8% to $33.3 million on the lower revenues. Gross profit as a percentage of revenue decreased 320 basis points to 23.5% in the second quarter of 2002 from 26.7% in the second quarter of 2001. This decrease primarily was the result of the continued softening in the higher margin sectors of the staffing and consulting businesses, the significant decline in the retail component of temporary staffing and permanent placement services in Commercial Staffing and downward bill rate pressure imposed by many of the Company’s larger customers, which are expected to negatively impact gross profit for the foreseeable future.

     Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses, before restructuring and rationalization charges and depreciation and amortization expense, decreased 33.3% to $30.9 million in the second quarter of 2002 from $46.3 million in 2001. The decrease was primarily due to the Company’s aggressive cost containment program, including its workforce reduction and office consolidation initiatives. Approximately 36% of the Company’s permanent workforce has been eliminated since the beginning of 2001. Also, variable or incentive compensation declined due to lower revenues and operating margins. As a percentage of revenues, selling, general and administrative expenses decreased to 20.6% in the second quarter of 2002 from 20.7% in 2001. In addition, depreciation and amortization expense decreased to 1.2% of revenues in the second quarter of 2002 from 3.1% in 2001 primarily due to the change in accounting principle eliminating goodwill amortization in 2002. Goodwill amortization expense was $3.9 million in the second quarter of 2001.

     Restructuring and Rationalization Charges. Beginning in 2001, the Company implemented a plan to restructure and rationalize certain operations. Pursuant to this plan, the Company recorded charges totaling $1.5 million in the second quarter of 2002. These charges were comprised of the following components: employee severance of $0.7 million and other charges of $0.8 million.

     Following is a summary of the accrued liability for cash restructuring and rationalization charges for the quarter ended June 30, 2002:

	Employee	Lease
	Severance	Termination	Other	Total

Accrued liability at March 31, 2002	$—	$3,006	$181	$3,187
Additions	665	3	804	1,472
Cash payments	(611)	(304)	(674)	(1,589)

Accrued liability at June 30, 2002	$54	$2,705	$311	$3,070

     Employee severance-related costs include the elimination of both administrative and income-producing employees. Under the workforce reduction plan, the Company terminated 78 employees in the second quarter of 2002, increasing the total workforce reduction to approximately 36%, or 538 employees, since the beginning of 2001. Lease termination costs relate primarily to office closures, branch consolidations and lease space reductions. Other rationalization expenses of $0.8 million were recorded in the second quarter of 2002 associated with professional services expenses and branding costs.

     Of the remaining accrued liability at June 30, 2002, the Company expects to pay approximately $1.3 million over the next 12 months and the balance, primarily lease termination payments, over the next eight years.

     The Company expects to continue consolidating certain administrative functions and operations in other geographic markets in which the Company currently operates multiple branches and to downsize in selected other existing locations, which will result in additional restructuring and rationalization charges throughout 2002; however, the amount of such additional charges is not currently determinable.

     Interest Expense. Interest expense decreased 13.2% to $4.4 million in the second quarter of 2002 from $5.1 million in 2001 due to lower borrowing levels under the Company’s bank revolving credit facility (the “Credit Facility”) and decreases in interest rates. The average interest rate on borrowings was 7.3% in the second quarter of 2002, down 110 basis points from 2001. See “ — Liquidity and Capital Resources.”

     Provision (Benefit) for Income Taxes. The effective tax benefit rate of 20% in the second quarter of 2002 was lower than the U.S. federal statutory rate of 35% primarily due to the impact of non-deductible expenses and the provision of valuation allowances against deferred income tax assets. The Company currently expects the effective tax benefit rate to continue at approximately 20% for the balance of 2002. Because the Company is providing a valuation allowance against certain deferred tax assets, the effective tax benefit rate could change if actual 2002 temporary differences vary from current estimates. The income tax benefit recorded in the second quarter of 2001 was comprised of the tax benefit related to the operating loss for the period and the $1.4 million tax benefit related to the diminution in value in the Company’s investment in CareerShop.com, which was sold during the second quarter of 2001.

RESULTS OF OPERATIONS

     Six Months Ended June 30, 2002 Versus Six Months Ended July 1, 2001

     Revenues. Total revenues decreased 29.8% to $283.8 million in the first six months of 2002 from $404.0 million in the first six months of 2001. IT Services revenues decreased 36.8% to $159.9 million in the first six months of 2002 primarily as the result of the continuing industry-wide slowdown in customer demand for IT staffing services. IT Services billable consultants on assignment declined from approximately 2,500 at the end of 2001 to approximately 2,200 at the end of the second quarter of 2002. Commercial Staffing revenues declined 18.0% to $123.8 million in the first six months of 2002 primarily due to the weak economic climate, which resulted in declines in permanent placement revenues and the retail component of the Company’s temporary staffing business. Permanent placement revenues were 3.7% of Commercial Staffing revenues in the first six months of 2002, down from 7.8% in 2001, and the retail component of temporary staffing declined to 68.5% of Commercial Staffing temporary revenues in the first six months of 2002, down from 81.0% in 2001. The Company does not expect improvements in demand for its services until later in 2002 due to expected ongoing uncertain economic conditions, particularly in the technology sectors. In addition, there can be no assurance that IT Services revenues will increase as the broader economy increases.

     Direct Costs of Services and Gross Profit. Direct costs, consisting of payroll and related expenses of consultants and temporary workers, decreased 26.6% to $216.7 million in the first six months of 2002 on the lower revenues. Gross profit decreased 38.3% to $67.1 million on the lower revenues. Gross profit as a percentage of revenue decreased 320 basis points to 23.7% in the first six months of 2002 from 26.9% in the first six months of 2001. This decrease primarily was the result of the continued softening in the higher margin sectors of the staffing and consulting businesses, the significant decline in the retail component of temporary staffing and permanent placement services in Commercial Staffing and downward bill rate pressure imposed by many of the Company’s larger customers, which are expected to negatively impact gross profit for the foreseeable future.

     Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses, before restructuring and rationalization charges and depreciation and amortization expense, decreased 34.6% to $62.8 million in the first six months of 2002 from $95.9 million in 2001. The decrease was primarily due to the Company’s aggressive cost containment program, including its workforce reduction and office consolidation initiatives. Approximately 36% of the Company’s permanent workforce has been eliminated since the beginning of 2001. Also, variable or incentive compensation declined due to lower revenues and operating margins. As a percentage of revenues, selling, general and administrative expenses increased to 20.9% in the first six months of 2002 from 20.7% in 2001. In addition, depreciation and amortization expense decreased to 1.3% of revenues in the first six months of 2002 from 3.0% in 2001 primarily due to the change in accounting principles eliminating goodwill amortization in 2002. Goodwill amortization expense was $7.7 million in the first six months of 2001.

     Restructuring and Rationalization Charges. Beginning in 2001 the Company implemented a plan to restructure and rationalize certain operations. Pursuant to this plan, the Company recorded charges totaling $1.8 million in the first six months of 2002. These charges were comprised of the following components: employee severance of $0.8 million, lease termination charges of $0.2 million and other charges of $0.8 million.

     Following is a summary of the accrued liability for cash restructuring and rationalization charges for the six months ended June 30, 2002:

	Employee	Lease
	Severance	Termination	Other	Total

Accrued liability at December 30, 2001	$42	$3,109	$583	$3,734
Additions	851	201	808	1,860
Cash payments	(839)	(605)	(1,080)	(2,524)

Accrued liability at June 30, 2002	$54	$2,705	$311	$3,070

     Employee severance-related costs include the elimination of both administrative and income-producing employees. Under the workforce reduction plan, the Company terminated 143 employees in the first six months of 2002, increasing the total workforce reduction to approximately 36%, or 538 employees, since the beginning of 2001. Lease termination costs relate primarily to office closures, branch consolidations and lease space reductions. Other rationalization expenses of $0.8 million were recorded in the first six months of 2002 associated with professional services expenses and branding costs.

     Of the remaining accrued liability at June 30, 2002, the Company expects to pay approximately $1.3 million over the next 12 months and the balance, primarily lease termination payments, over the next eight years.

     The Company expects to continue consolidating certain administrative functions and operations in other geographic markets in which the Company currently operates multiple branches and to downsize in selected other existing locations, which will result in additional restructuring and rationalization charges throughout 2002; however, the amount of such additional charges is not currently determinable.

     Interest Expense. Interest expense decreased 11.5% to $8.7 million in the first six months of 2002 from $9.8 million in 2001 due to lower borrowing levels under the Company’s bank revolving credit facility (the “Credit Facility”) and decreases in interest rates. The average interest rate on borrowings was 7.2% in the first six months of 2002, down 80 basis points from 2001. See “ — Liquidity and Capital Resources.”

     Provision (Benefit) for Income Taxes. The income tax provision recorded for the six months ended June 30, 2002 reflects an income tax benefit of $1.2 million related to its operating losses, computed at an effective rate of approximately 20%. This benefit was offset by the charge of approximately $5.2 million related to the adoption of SFAS 142, which has been recorded in the restated first quarter results as discussed in Note 1 to these financial statements. The income tax benefit recorded for the six months ended July 1, 2001 included the tax benefit related to the operating loss for the period and the $1.4 million tax benefit related to the diminution in value in the Company’s investment in CareerShop.com, which was sold during the second quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s primary sources of cash are from operations and borrowings under the Company’s Credit Facility. The Company’s principal uses of cash are to repay debt and to fund working capital and capital expenditures. The Company believes, subject to the conditions and contingencies described below, that cash flow from operations, cash on hand and borrowing capacity under the Credit Facility will be adequate to meet its diminished needs for working capital and its capital expenditures.

     For the six months ended June 30, 2002, cash provided by operating activities was $21.1 million, primarily due to the receipt of $19.2 million in recoverable income taxes in June 2002, compared with $20.3 million last year. The Company had $25.3 million of cash on hand as of June 30, 2002. In the aggregate, days sales outstanding increased slightly to 52 days at June 30, 2002 from 50 days at December 30, 2001. Cash provided by investing activities was $3.0 million during the first six months of 2002 due primarily to the cash proceeds received from the sale of a business. Cash used for investing activities of $8.2 million in the first six months of 2001 related primarily to the Company’s contingent earn-out obligations and capital spending. The Company completed its obligation to make additional earn-out payments in October 2001. The Company has reduced its capital spending, and expects to spend less than $2.5 million on management information systems and other capital expenditures in 2002. Capital spending in the first six months of 2002 was $0.8 million, down from $1.6 million in the first six months of 2001. Cash used for financing activities was $16.4 million in the first six months of 2002, up from $13.1 million last year, as the Company continued to focus on debt reduction under the Credit Facility.

     New tax legislation was passed by Congress in 2002 that allows the Company to carryback federal net operating losses for five years, substantially increasing the Company’s ability to recover income taxes previously paid. As of June 30, 2002, the Company had recorded $7.2 million of recoverable income taxes. The Company is subject to periodic review by federal, state and local taxing authorities in the ordinary course of business. Upon review, certain tax positions taken by the Company could be challenged and adjustments proposed that could result in additional taxes currently payable or a reduction in the recoverable income taxes the Company expects to receive. Additionally, there can be no assurance that proposed adjustments, if any, would not also include assessments for penalties and interest.

     The Credit Facility was amended in February and March 2002 to provide for a $136.0 million revolving line of credit due January 2003. Assuming the Company is in compliance with the financial covenants set forth in the agreement and the payment of an extension fee, the Company at its option may further extend the maturity of the facility in six-month increments up through January 2004. As a result of these amendments, the outstanding balance under the Credit Facility, which was $104.7 million at June 30, 2002, is classified as long-term in the consolidated balance sheet. The amended Credit Facility contains customary covenants that require quarterly maintenance of certain financial ratios, minimum tangible net worth and a restriction on the payment of cash dividends on the Common Stock. It also places additional limitations on share repurchases, acquisitions and capital expenditures and includes an Equity Appreciation Rights agreement (the “EAR”) whereby the Company must pay a fee (the “Rights Fee”) to the lenders in the event of default under the Credit Facility or if the Credit Facility has not been paid in full by January 1, 2004. The Rights Fee is the greater of 10% of the fair market value of the Company (as defined in the EAR) as of the exercise date of the EAR or $3.0 million. Interest rates payable under the amended Credit Facility are currently set at prime plus 250 basis points through December 2002, with increases during each six-month period thereafter through January 2004. As of July 29, 2002, the interest rate payable under the amended Credit Facility was 7.25%.

     The principal financial covenants in the Credit Facility are highly dependent upon the Company’s EBITDA levels, as measured at each quarter end based on a rolling four-quarter basis, and include an interest coverage ratio and a leverage ratio. The amended Credit Facility provides for certain adjustments that increase EBITDA, including certain restructuring and rationalization charges and certain other charges. The adjusted EBITDA for the trailing four quarters ended June 30, 2002 were $8.8 million, $6.8 million, $3.7 million and $4.2 million, respectively. In addition to the quarterly covenants, the amended agreement includes EBITDA and liquidity requirements to be measured based on the six-month periods ending November 2002 and May 2003. The Company believes its margin for compliance throughout 2002 is at its lowest level for the November 2002 EBITDA covenant. In order to stay in compliance with this covenant, the Company will need to generate adjusted EBITDA of at least $7.2 million for the six-month period ending November 2002.

     The Company’s business is highly dependent on trends in the US economy overall, as well as other factors such as unemployment levels and trends in corporate information technology spending. Several other factors that can affect the Company’s operating results and accordingly, its ability to generate cash from operations, are discussed further under “— Forward Looking Information.” The already weak economic environment in the US was further weakened by the events of September 11, 2001. As a result of these negative economic conditions, the Company has experienced a substantial decline in revenues in both the IT Services and Commercial Staffing businesses over the past 18 months. The reduced demand for IT Services and Commercial Staffing services will continue to affect the Company’s business in 2002, and the Company anticipates further reductions in revenue as compared to 2001. The Company expects improvement in demand for its services beginning later in 2002 based on expected improvements in the broader economy, although there can be no assurance as to the timing of any improvement in demand for the Company’s services or that such improvement will coincide with improvements in the broader economy. While the Company has implemented substantial cost reductions through its restructuring activities in 2001, the reduced level of revenues is expected to have an adverse affect on its operating income, EBITDA and net earnings for several quarters.

     Based on the Company’s fiscal 2002 projections, which reflect the declining demand for the Company’s services, offset by reductions in costs principally resulting from reduced revenues the Company’s restructuring and rationalization activities, management believes the Company will be able to maintain compliance with the modified financial covenants for the remaining term of the Credit Facility. The Company also believes that the operating trends in first half of 2002 support the key assumptions in its 2002 operating plan. However, there can be no assurance that the economy or the Company will perform as expected or that further economic declines will not adversely impact the Company’s ability to comply with its covenants. If actual results of operations do not meet current forecasts, covenant violations could occur. If the Company does violate covenants in the future, it would seek further waivers and amendments from its lenders, but can give no assurance that any such necessary waivers and amendments would be available at all or otherwise on acceptable terms. If the Company were unable to obtain a waiver of future covenant violations, the lenders would be entitled to require immediate repayment of all amounts outstanding under the Credit Facility and, as described above, payment of the Rights Fee. An acceleration of outstanding amounts under the Credit Facility could also cause a default under, and permit acceleration of, the

Notes. In the event of one or more such defaults, the Company’s ongoing viability would be seriously threatened, and it would be forced to evaluate a number of strategic alternatives, including a debt restructuring or other reorganization, the closure of certain locations or the sale of certain or all of its assets in order to continue to fund its operations. In the current economic environment, management believes that asset sales, if any, would be at depressed prices that could be significantly lower than the net book value of assets sold and may not be sufficient to satisfy the Company’s liabilities.

     In any event, the Company intends to continually monitor market conditions and its anticipated financial performance against its financial covenants. Additionally, as previously announced, a group including a Matlin Patterson LLC affiliate (as successor to Credit Suisse First Boston and its CSFB Global Opportunities Fund, “MP”), and others filed a Schedule 13D with the Securities and Exchange Commission on April 5, 2002, which amended a previously filed Schedule 13G and expressed interest in discussions with the Company on deleveraging strategies, including the potential conversion of certain of the Company’s debt into equity. Additionally, after the Schedule 13D filing, the Company has been advised of the sale by one of the existing lenders of its entire position in the Credit Facility to the MP group. This position consisted of $30.6 million of commitment, or 22.5% of the total commitments provided under the Credit Facility. The Company has retained a financial advisor to assist in discussions with the MP group, if any, and in the evaluation of other constructive alternatives to reduce its long-term debt obligations and improve its financial position. The Company expects, as part of these discussions, to consider a possible debt restructuring that could include the conversion of certain debt into equity and may discuss such a restructuring with its lenders, but can give no assurance regarding the form of any such potential debt restructuring or that such a restructuring will be formally proposed or consummated.

     The Company was advised in December 2001 by the New York Stock Exchange (“NYSE”) that the Company had fallen below NYSE continued listing standards, which require a minimum share price of not less than $1.00 and total market capitalization of not less than $15.0 million. As required by the NYSE, the Company submitted a plan to the Listings and Compliance Committee of the NYSE demonstrating how the Company planned to comply with the listing standards by the June 2002 deadline set by the NYSE. The NYSE accepted the plan and the Company returned to compliance with the listing standards by the June deadline, but remains subject to quarterly monitoring for compliance with the plan.

     The adoption of SFAS 142 does not impact the Company’s cash flow or its continued compliance with the financial covenants in its Credit Facility; however, the goodwill impairment charge has caused the Company’s shareholders’ equity to fall below the NYSE continued listing standard of $50.0 million. In addition, a decline in the trading price of the Company’s Common Stock has resulted in a second failure to comply with the NYSE’s $1.00 per share minimum trading price requirement. The Company expects to receive written notification from the NYSE in the near future concerning these listing standards violations and would be required under NYSE rules to issue a press release announcing such notification within 45 days after receipt. Although NYSE rules typically would provide the Company six months from the date of notification to cure the minimum share price violation and 18 months to cure the minimum shareholders’ equity violation, because the Company’s minimum share price violation is a second violation there can be no assurance as to the terms of any notification that may be provided to the Company by the NYSE or that the NYSE would not exercise discretion in any such notification to shorten the time periods within which to restore compliance. The Company intends to continue discussions with NYSE officials regarding its plan to restore compliance with all listing standards, including potentially seeking approval from its shareholders for a reverse stock split. Although the Company believes it can restore compliance with the NYSE’s continued listing standards through its ongoing efforts, or alternatively obtain listing of its shares on another national securities exchange or established over-the-counter trading market, there can be no assurance that the Company will be able to maintain its listing on the NYSE or effect a new listing on another national securities exchange or established over-the-counter trading market. Failure to maintain or effect such listings would constitute a repurchase event under the Company’s Notes and entitle each noteholder to demand repayment of its Notes in full. In the event that the Company is unable to repay any noteholder who makes such a demand following a repurchase event and also unable to obtain waivers of such repurchase event from each affected noteholder, events of default could occur under the Notes and the Credit Facility and the noteholders and Credit Facility lenders could demand repayment of their respective debt obligations in full. Additionally, the Credit Facility lenders could demand immediate repayment of the Rights Fee.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities” which nullifies Emerging Issues Task Force Issue No. 94-3 (Issue 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect that adoption of this statement to have a material impact on the Company’s results of operations, financial position or cash flows.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company’s outstanding debt under the Credit Facility at June 30, 2002, was $104.7 million. Interest on borrowings under the Credit Facility is based on the prime rate plus a variable margin. Based on the outstanding balance at June 30, 2002, a change of 1% in the interest rate would cause a change in interest expense of approximately $1.0 million on an annual basis.

     The Company also is subject to market risk associated with the EAR agreement as discussed above.

PART II – OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     The Company’s annual meeting of shareholders was held on May 23, 2002. The matters voted on at the meeting were proposals: (1) to elect one director to serve a term of three years, (2) to approve an amendment to the Company’s Certificate of Incorporation changing the Company’s name from “Personnel Group of America, Inc.” to “Venturi Partners, Inc.” and (3) to ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent public accountant for fiscal 2002. Each of these proposals was approved by the following margins:

Proposal 1	Votes For	Votes Withheld

Election of Directors
James C. Hunt	22,019,945	95,459

Proposal 2	Votes For	Votes Against	Abstentions

Approval of charter amendment to change Company’s name	21,918,738	177,214	19,452

Proposal 3	Votes For	Votes Against	Abstentions

Ratification of Selection of Independent Public Accountants	22,037,972	63,190	14,242

ITEM 6. – Exhibits and Reports on Form 8-K

(a)	Exhibits – The exhibits filed with or incorporated by reference into this Form 10-Q are set forth in the Exhibit Index, which immediately precedes the exhibits to this report.

(b)	Reports on Form 8-K – None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERSONNEL GROUP OF AMERICA, INC. (Registrant)

Date: August 7, 2002	By:	/s/ Larry L. Enterline

Larry L. Enterline Chief Executive Officer

Date: August 7, 2002	By:	/s/ James C. Hunt

James C. Hunt President and Chief Financial Officer

EXHIBIT INDEX

		Filed
		Herewith(*), or
		Incorporated by
		Reference from
Exhibit		Previous Exhibit	Company Reg. No.
Number	Description	Number	or Report

3.1	Restated Certificate of Incorporation of the Company, as amended	3.1	333-31863

3.2	Amended and Restated Bylaws of the Company	3.2	33-95228

4.0	Specimen Stock Certificate	4.0	33-95228

4.1	Rights Agreement between the Company and First Union National Bank (as Successor Trustee)	1	0-27792

4.2	First Amendment to Rights Agreement	4.1	8-K filed 12/31/01

4.3	Indenture between the Company and HSBC Bank USA, as Successor Trustee	4.2	333-31863

4.4	Form of Note Certificate for 5-3/4% Convertible Subordinated Notes	4.3	333-31863

10.1+	1995 Equity Participation Plan, as amended	10.1	333-31863

10.2+	Amended and Restated Management Incentive Compensation Plan	10.2	10-K for year ended 1/3/99

10.3+	2001 Non-Qualified Employee Stock Purchase Plan	4.1	333-66334

10.4#+	Director and Officer Indemnification Agreement of James V. Napier	10.3	10-K for year ended 12/31/95

10.5+	Letter of Employment between the Company and Larry L. Enterline	10.5	10-K for year ended 12/31/00

10.6+	Supplemental Retirement Plan for Edward P. Drudge, Jr.	10.7	10-K for year ended 1/2/00

10.7+	Form of Retirement Agreement between the Company and Edward P. Drudge, Jr.	10.8	10-K for year ended 1/2/00

		Filed
		Herewith(*), or
		Incorporated by
		Reference from
Exhibit		Previous Exhibit	Company Reg. No.
Number	Description	Number	or Report

10.8+	Employment Agreement between the Company and James C. Hunt	10.10	10-K for year ended 12/29/96

10.9+	Employment Agreement between the Company and Ken R. Bramlett, Jr.	10.13	10-K for year ended 12/29/96

10.10+	Employment Agreement between the Company and Michael H. Barker	10.9	10-K for year ended 1/3/99

10.11+	Employment Agreement between the Company and Thomas M. Wittenschlaeger	10.11	10-K for year ended 12/30/01

10.12	Amended and Restated Non-Qualified Profit-Sharing Plan	10.16	10-K for year ended 12/29/96

10.13+	Director’s Non-Qualified Deferred Fee Plan	10.12	10-K for year ended 12/28/97

10.14	Amendment No. 4 to Amended and Restated Credit Agreement among the Company and its subsidiaries, the lenders party thereto and Bank of America, as Agent	99.2	8-K filed 2/12/02

10.15	Equity Appreciation Rights Agreement	10.15	8-K filed 2/12/02

10.16	Registration Rights Agreement between the Company and the Initial Purchasers	10.17	333-31863

99.1	Amendment to the Company’s Amended and Restated Credit Agreement	99.1	10-K for year ended 12/30/01

99.2	Section 906 Certification of Larry L. Enterline, Chief Executive Officer of the Company	*

99.3	Section 906 Certification of James C. Hunt, Chief Financial Officer of the Company	*

#	This Exhibit is substantially identical to Director and Officer Indemnification Agreements (i) of the same date between the Company and the following individuals: Kevin P. Egan, J. Roger King and William Simione, Jr.; (ii) dated April 17, 1998 between the Company and each of James C. Hunt and Ken R. Bramlett, Jr.; and (iii) dated August 9, 1999 between the Company and Janice L. Scites.

+	Management contract or compensatory plan required to be filed under Item 14(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.