Form 10-Q
period 2002-09-29
PERSONNEL GROUP OF AMERICA INC
filed 2002-11-13
CIK 948850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2002

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

[X] Yes                                  [ ] No

As of October 31, 2002, there were 26,776,135 shares of outstanding common stock, par value $.01 per share.

PERSONNEL GROUP OF AMERICA, INC.
TABLE OF CONTENTS

PERSONNEL GROUP OF AMERICA, INC.

Unaudited Consolidated Statements of Operations
For the periods ended September 29, 2002 and September 30, 2001
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

Revenues	$137,681	$173,573	$421,466	$577,567
Direct costs of services	105,965	129,451	322,640	424,916

Gross profit	31,716	44,122	98,826	152,651
Operating expenses:
Selling, general and administrative	27,199	35,138	86,403	118,762
Depreciation and amortization	1,645	5,942	5,204	18,081
Restructuring and rationalization charges	1,290	474	3,134	4,833

Operating income	1,582	2,568	4,085	10,975
Interest expense	4,275	4,638	12,972	14,467

Loss before income taxes and cumulative effect of change in accounting principle	(2,693)	(2,070)	(8,887)	(3,492)
Provision (benefit) for income taxes	(534)	(900)	3,127	(2,193)

Loss before cumulative effect of change in accounting principle	(2,159)	(1,170)	(12,014)	(1,299)
Cumulative effect of change in accounting principle, net of taxes	—	—	(242,497)	—

Net loss	$(2,159)	$(1,170)	$(254,511)	$(1,299)

Basic and diluted earnings per common share:
Loss before cumulative effect of change in accounting principle	$(0.08)	$(0.04)	$(0.45)	$(0.05)
Loss from cumulative effect of change in accounting principle	—	—	(9.07)	—

Net loss	$(0.08)	$(0.04)	$(9.52)	$(0.05)

The accompanying notes are an integral part of these statements.

PERSONNEL GROUP OF AMERICA, INC.

Unaudited Consolidated Balance Sheets
September 29, 2002 and December 30, 2001
(in thousands, except per share data)

	September 29,	December 30,
	2002	2001

Assets
Current Assets:
Cash and cash equivalents	$25,123	$17,557
Accounts receivable, net	82,553	87,088
Prepaid expenses and other current assets	3,209	7,975
Recoverable income taxes	10,189	6,470
Deferred income taxes	—	11,896

Total current assets	121,074	130,986
Property and equipment, net	14,470	18,061
Intangible assets, net	193,772	478,836
Other assets	2,852	2,705

Total assets	$332,168	$630,588

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$110	$882
Accounts payable	13,658	9,598
Accrued wages, benefits and other	44,605	48,265
Deferred income taxes	959	—

Total current liabilities	59,332	58,745
Long-term debt	218,000	234,000
Other long-term liabilities	11,182	39,750

Total liabilities	288,514	332,495
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; shares authorized 5,000; no shares issued and outstanding	—	—
Common stock, $.01 par value; shares authorized 95,000; 33,065 shares issued and outstanding	331	331
Additional paid-in capital	316,162	316,694
Retained earnings (accumulated deficit)	(228,528)	25,983

	87,965	343,008
Less common stock held in treasury at cost - 6,289 shares at September 29, 2002 and 6,371 shares at December 30, 2001	(44,311)	(44,915)

Total shareholders’ equity	43,654	298,093

Total liabilities and shareholders’ equity	$332,168	$630,588

The accompanying notes are an integral part of these statements.

PERSONNEL GROUP OF AMERICA, INC.

Unaudited Consolidated Statements of Cash Flows
For the periods ended September 29, 2002 and September 30, 2001
(In thousands)

	September 29,	September 30,
	2002	2001

Cash flows from operating activities:
Net loss	$(254,511)	$(1,299)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation and amortization	5,204	18,081
Cumulative effect of change in accounting principle, net of deferred tax benefit of $42,198	242,497	—
Loss on abandonment and disposals	—	950
Deferred income taxes on income before cumulative effect of change in accounting principle, net (including $19,217 of income tax refunds received in 2002)	22,504	4,253
Changes in assets and liabilities:
Accounts receivable	4,535	24,844
Accounts payable and accrued liabilities	874	(10,600)
Other, net	2,239	1,045

Net cash provided by operating activities	23,342	37,274
Cash flows from investing activities:
Proceeds from sale of business	3,825	—
Acquisition-related payments	—	(8,620)
Purchase of property and equipment, net	(1,244)	(2,004)

Net cash provided by (used in) investing activities	2,581	(10,624)
Cash flows from financing activities:
Repayments under credit facility	(22,000)	(45,000)
Borrowings under credit facility	6,000	15,000
Credit facility amendment fees	(1,657)	(1,227)
Repayments of other debt, net	(772)	(647)
Proceeds from employee stock purchase plan	72	439

Net cash used in financing activities	(18,357)	(31,435)

Net increase (decrease) in cash and cash equivalents	7,566	(4,785)
Cash and cash equivalents at beginning of period	17,557	6,233

Cash and cash equivalents at end of period	$25,123	$1,448

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

Debt Compliance

     The Company experienced declines in operating results for the year ended December 30, 2001 and year to date 2002 as compared in each case to prior year due to the weak economic environment. In response to the deterioration in operating performance, the Company undertook several initiatives beginning in 2001, including the following:

•	A number of restructuring actions, including a permanent workforce reduction of approximately 36.4% and office space rationalization efforts. Management expects further headcount and infrastructure rationalization over the balance of 2002 and into 2003;
•	The divesture of an under-performing business on December 31, 2001;
•	An amendment to its revolving credit facility extending the facility’s maturity to January 2003, with additional extensions to January 2004 assuming certain conditions are met;
•	A concerted effort to reduce accounts receivable, which resulted in substantial cash flow used to reduce debt; and
•	An analysis, with the assistance of a financial advisor, of alternatives to reduce its long-term obligations and improve its financial position.

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

     For further discussion of the Company’s Credit Facility and other debt compliance matters, see Note 3, “Long-Term Debt,” and Note 6, “Subsequent Event — Credit Facility Amendment and Financial Restructuring” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” included elsewhere in this Report on Form 10-Q.

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

     Effective at the beginning of 2002, the Company adopted SFAS 142. The provisions of SFAS 142 prohibit the amortization of goodwill for indefinite-lived intangible assets and require that goodwill and indefinite-lived intangibles assets be tested annually for impairment. In order to assess the fair value of its goodwill as of the adoption date, the Company engaged an independent valuation firm to assist in determining the fair value. The fair value of each of the Company’s two reporting units was calculated as of December 31, 2001, on an enterprise value basis using the following approaches: (i) market multiple approach and (ii) discounted cash flow approach. Under the market multiple approach, market ratios and performance fundamentals relating to similar public companies’ stock prices or enterprise values were applied to the reporting units to determine their enterprise value. Under the discounted cash flow (“DCF”) approach, the indicated enterprise value was determined using the present value of the projected future cash flows to be generated considering appropriate discount rates. The discount rates used in the calculation reflected all associated risks of realizing the projected future cash flows. Certain of the valuation assumptions are based on management’s expectations for future performance of the IT Services and Commercial Staffing reporting units. These assumptions include expected time frame of technology spending and broader economic recoveries as well as future growth rates in the IT Services and Commercial Staffing businesses. A relatively high discount rate of 17% was utilized in the discounted cash flow valuation approach due principally to the inherent uncertainties associated with these assumptions. While current year to date performance is generally consistent with the assumptions used in the valuation, any significant adverse changes or change in the Company’s outlook would likely result in further impairment of the Company’s intangible assets. The Company will complete its annual test for impairment of goodwill in the fourth quarter of fiscal 2002.

     Based upon the results of the valuation, which was completed in the second quarter, the Company recorded an intangibles impairment charge of $284,695 ($242,497 net of an income tax benefit of $42,198) as a cumulative effect of the change in accounting principle. A reconciliation of intangible assets from December 30, 2001 to September 29, 2002 is as follows:

		Commercial
	IT Services	Staffing
	Division	Division	Total

Balance, December 30, 2001	$377,045	$101,791	$478,836
Impairment loss resulting from SFAS 142 adoption	(245,373)	(39,322)	(284,695)
Amortization of finite-lived intangible assets	(268)	(101)	(369)

Balance, September 29, 2002	$131,404	$62,368	$193,772

     The following table sets forth a reconciliation of net loss and earnings per share information for the periods ended September 29, 2002 and September 30, 2001, adjusted for the non-amortization provisions of SFAS 142:

	Three Months Ended		Nine Months Ended

	September	September	September	September
	29, 2002	30, 2001	29, 2002	30, 2001

Net loss before cumulative effect of accounting change, as reported	$(2,159)	$(1,170)	$(12,014)	$(1,299)
Add: Goodwill amortization, net of tax	—	2,828	—	8,509

Adjusted net income (loss) before cumulative effect of accounting change	(2,159)	1,658	(12,014)	7,210
Cumulative effect of accounting change, net of tax	—	—	(242,497)	—

Adjusted net income (loss)	$(2,159)	$1,658	$(254,511)	$7,210

Basic and diluted earnings per share:
Net loss before cumulative effect of accounting change, as reported	$(0.08)	$(0.04)	$(0.45)	$(0.05)
Add: Goodwill amortization, net of tax	—	0.10	—	0.32

Adjusted net income (loss) before cumulative effect of accounting change	$(0.08)	$0.06	$(0.45)	$0.27
Cumulative effect of accounting change, net of tax	—	—	(9.07)	—

Adjusted net income (loss)	$(0.08)	$0.06	$(9.52)	$0.27

(3)  Long-term Debt

     Long-term debt consisted of the following at September 29, 2002 and December 30, 2001:

	September 29,	December 30,
	2002	2001

5-3/4% Convertible Subordinated Notes due July 2004 (the “Notes”)	$115,000	$115,000
Bank revolving credit facility	103,000	119,000
Other	110	882

	218,110	234,882
Less current portion	110	882

	$218,000	$234,000

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

     The Credit Facility was amended in February and March 2002 to provide for a $136,000 revolving line of credit due January 2003. Assuming the Company remains in compliance with the financial covenants set forth in the Credit Facility agreement, as amended, and pays applicable extension fees, the Company at its option may further extend the maturity of the facility in six-month increments up through January 2004. As a result of the March 2002 amendments and extensions, the outstanding balance under the Credit Facility, which was $103,000 at September 29, 2002, was classified as long-term in the consolidated balance sheet. For the third quarter, applicable financial covenants in the amended Credit Facility required quarterly maintenance of certain financial ratios and minimum tangible net worth. The Company was in compliance with the financial covenants of the amended Credit Facility agreement as of September 29, 2002. The amended Credit Facility also contains restrictions on the payment of cash dividends on the Common Stock and places additional limitations on share repurchases, acquisitions and capital expenditures. Finally, it includes an Equity Appreciation Rights agreement (the “EAR”) whereby the Company must pay a fee (the “Rights Fee”) to the lenders in the event of default under the Credit Facility or if the Credit Facility has not been paid in full by January 1, 2004. The Rights Fee is the greater of 10% of the fair market value of the Company (as defined in the EAR) as of the exercise date of the EAR or $3,000. Interest rates payable under the amended Credit Facility are currently set at prime plus 250 basis points through December 2002, with increases during each six-month period thereafter through January 2004.

     The principal financial covenants in the Credit Facility up through September 29, 2002 were dependent upon the Company’s EBITDA levels, as measured at each quarter end on a rolling four-quarter basis, and included an interest coverage ratio and a leverage ratio. The March 2002 amendments provided for certain adjustments that permitted specified add backs to increase EBITDA, including certain restructuring and rationalization charges and certain other charges. The adjusted EBITDA for the trailing four quarters ended September 29, 2002 were $6,800, $3,709, $4,198 and $4,517, respectively. In addition to the quarterly covenants, the March 2002 amendments included EBITDA and liquidity requirements to be measured based on the six-month periods ending November 2002 and May 2003. Under these covenants, the Company believed its margin for compliance throughout 2002 was at its lowest level for the November 2002 EBITDA covenant. In order to have stayed in compliance with this covenant, the Company would have needed to have generated adjusted EBITDA of at least $7,207 for the six-month period ending November 2002.

     In connection with the agreement in principle and related agreements that the Company has executed for its proposed restructuring, the revolving credit lenders have agreed to eliminate existing financial covenants in the amended Credit Facility and to replace them with a new rolling, three-month minimum EBITDA covenant for the period from November 12, 2002 through and including June 30, 2003. See Note 6, “Subsequent Event — Credit Facility Amendment and Financial Restructuring.”

     Based on the Company’s projections, which reflect the declining demand for the Company’s services, offset by reductions in costs principally resulting from reduced revenues and the Company’s restructuring and rationalization activities, management believes that for the next 12 months the Company will be able to maintain compliance with the substitute minimum EBITDA covenant for the period through June 30, 2003 and the modified financial covenants set forth in the March 2002 amendments for periods thereafter. The Company also believes that the operating results in the first nine months of 2002 support the key assumptions in the Company’s projections. However, there can be no assurance that the economy or the Company will perform as expected or that further economic declines will not adversely impact the Company’s ability to comply with its covenants. If actual results of operations do not meet current forecasts, covenant violations could occur. If the Company does violate covenants in the future, it would seek further waivers and amendments from its lenders, but can give no assurance that any such necessary waivers and amendments would be available at all or otherwise on acceptable terms. If the Company were unable to obtain a waiver of future covenant violations, the lenders would be entitled to require immediate repayment of all amounts outstanding under the Credit Facility and, as described above, payment of the Rights Fee. An acceleration of outstanding amounts under the Credit Facility could also cause a default under, and permit acceleration of, the Notes. In the event of one or more such defaults, the Company’s ongoing viability would be seriously threatened, and it would be forced to evaluate a number of strategic alternatives, including a debt restructuring or other reorganization (including bankruptcy protection), the closure of certain locations or the sale of certain or all of its assets in order to continue to fund its operations. In the current economic environment, management believes that asset sales, if any, would be at depressed prices that could be significantly lower than the net book value of assets sold and may not be sufficient to satisfy the Company’s liabilities. For a discussion of the proposed financial restructuring announced on November 12, 2002, see Note 6, “Subsequent Event — Credit Facility Amendment and Financial Restructuring”.

(4)  Earnings Per Share

     The following table reconciles net income (loss) and weighted average common shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of the periods ended September 29, 2002 and September 30, 2001:

	Three Months Ended		Nine Months Ended

	September	September	September	September
	29, 2002	30, 2001	29, 2002	30, 2001

Basic earnings per share:
Net loss before cumulative effect of accounting change	$(2,159)	$(1,170)	$(12,014)	$(1,299)
Cumulative effect of accounting change, net of tax	—	—	(242,497)	—

Net loss	$(2,159)	$(1,170)	$(254,511)	$(1,299)

Weighted average common shares outstanding	26,753	26,624	26,728	26,449
Basic earnings per share:
Net loss before cumulative effect of accounting change	$(0.08)	$(0.04)	$(0.45)	$(0.05)
Cumulative effect of accounting change, net of tax	—	—	(9.07)	—

Basic earnings per share	$(0.08)	$(0.04)	$(9.52)	$(0.05)

Diluted earnings per share:
Net loss before cumulative effect of accounting change	$(2,159)	$(1,170)	$(12,014)	$(1,299)
Add: Interest expense on Notes, net of tax	—	—	—	—

Diluted loss before cumulative effect of accounting change	$(2,159)	$(1,170)	$(12,014)	$(1,299)
Cumulative effect of accounting change, net of tax	—	—	(242,497)	—

Diluted net loss	$(2,159)	$(1,170)	$(254,511)	$(1,299)

Weighted average common shares outstanding	26,753	26,624	26,728	26,449
Add: Dilutive employee stock options	—	—	—	—
Add: Assumed conversion of Notes	—	—	—	—

Diluted weighted average common shares outstanding	26,753	26,624	26,728	26,449
Diluted earnings per share:
Net loss before cumulative effect of accounting change	$(0.08)	$(0.04)	$(0.45)	$(0.05)
Cumulative effect of accounting change, net of tax	—	—	(9.07)	—

Diluted earnings per share	$(0.08)	$(0.04)	$(9.52)	$(0.05)

     Stock options to purchase 2,920,413 and 4,423,196 shares of Common Stock were outstanding during the quarters ended September 29, 2002 and September 30, 2001, respectively, but were excluded from the computation of earnings per diluted share because their effect was antidilutive. The conversion of the Notes into 6,456,140 common shares was also excluded from the computation of earnings per diluted share because their effect was antidilutive.

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

     The table below presents segment information for the periods ended September 29, 2002 and September 30, 2001:

	Three Months Ended		Nine Months Ended

	September	September	September	September
	29, 2002	30, 2001	29, 2002	30, 2001

Revenues
IT Services	$70,041	$103,939	$229,980	$356,976
Commercial Staffing	67,640	69,634	191,486	220,591

Total revenues	137,681	173,573	421,466	577,567

Operating income
IT Services	3,210	6,890	11,020	24,083
Commercial Staffing	3,683	4,140	8,215	15,142

Total segment operating income	6,893	11,030	19,235	39,225
Corporate expenses	3,902	3,913	11,647	11,148
Amortization of intangible assets	119	4,075	369	12,269
Restructuring and rationalization charges	1,290	474	3,134	4,833
Interest expense	4,275	4,638	12,972	14,467

Loss before income taxes and cumulative effect of change in accounting principle	$(2,693)	$(2,070)	$(8,887)	$(3,492)

     The following table sets forth selected identifiable assets by segment at September 29, 2002 and December 30, 2001:

	September	December
	29, 2002	30, 2001

Accounts receivable, net
IT Services	$51,234	$59,313
Commercial Staffing	31,218	27,775
Corporate	101	—

Total accounts receivable, net	$82,553	$87,088

(6)  Subsequent Event — Credit Facility Amendment and Financial Restructuring

     On November 12, 2002, the Company announced an Amendment to the Credit Facility and an agreement-in-principle for a financial restructuring. Under the Credit Facility amendment, the Credit Facility lenders agreed to replace the existing financial covenants in the Credit Facility with a minimum EBITDA requirement, calculated monthly on a three-month trailing basis, for the period from November 12, 2002 through June 30, 2003. Minimum EBITDA for each month in that period is required to be as follows: $3,449; $2,851; $2,029; $1,771; $2,737; $2,997; $3,713; and, $3,679. The Credit Facility lenders also increased the permitted add backs to EBITDA for restructuring charges to include (i) an additional $3,000 of operational restructuring and rationalization charges, and (ii) additional fees and expenses of up to $5,000 in the aggregate that are incurred after September 29, 2002 in connection with the financial restructuring transaction.

     The financial restructuring agreement in principle is between the Company and the holders of approximately 42% of its Credit Facility debt and approximately 57% of its Notes, and provides for a restructuring of the outstanding indebtedness of the Company. The Company reported that it and the Credit Facility lenders who have signed the agreement in principle have also secured options from the non-participating Credit Facility lenders to acquire the non-participating Credit Facility lenders’ interests in the Credit Facility. As a result, parties to the agreement in principle can ensure participation in the restructuring by the holders of 100% of the Company’s outstanding Credit Facility debt. Key elements of the proposed restructuring are:

•	A registered bond exchange offer and consent solicitation, in which PGA’s $115,000 of outstanding 5.75% Convertible Subordinated Notes and accrued interest would be exchanged for cash equal to six months of interest on these notes and newly issued PGA common stock representing 83% of PGA’s outstanding equity. PGA also expects to pay the regularly scheduled January 2003 interest payment due on these 5.75% notes in the ordinary course of business.
•	Retention by current stockholders of their existing common stock, which after the restructuring would represent 17% of the Company’s outstanding equity.
•	Retirement of the outstanding Credit Facility debt (currently estimated to be $103,000) at a discount in exchange for cash and new subordinated notes and common stock purchase warrants.
•	An immediate reduction in the maximum availability under the Credit Facility from $136,000 to $114,000.
•	A reverse stock split to adjust the post-restructuring share capitalization.
•	A securityholders’ agreement between the Company and certain major stockholders to set the size of the Company’s board of directors at seven following the restructuring and provide for the designation of two representatives of the new major stockholders (and the nomination of four independent directors) to serve on the board.

     If the restructuring as outlined is not completed within 150 days after the execution of definitive transaction agreements, the agreement-in-principle contemplates that the Company will file a bankruptcy petition under Chapter 11 of the United States Bankruptcy Code and pursue a specified bankruptcy plan of reorganization that would be supported by the parties to the agreement in principle.

     PGA expects to close the financial restructuring in the first half of 2003. Consummation of the restructuring is subject to completion of definitive agreements, due diligence and a number of other conditions and, as a result, there can be no assurance that the Company will be able to complete the proposed restructuring as planned or at all. For a more complete description of the restructuring, see the Company’s Report on Form 8-K (and the related exhibits) dated November 12, 2002.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes appearing elsewhere in this report. The Company’s fiscal year ends on the Sunday nearest to December 31.

FORWARD-LOOKING INFORMATION

     In addition to historical information, this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain information that may be deemed forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, regarding events and financial trends, that may affect the Company’s future operating results or financial position and that are based on management’s belief and assumptions, as well as information currently available to management. These statements may be identified by words such as “estimate,” “forecast,” “plan,” “intend,” “believe,” “should,” “expect,” “anticipate,” or variations or negatives thereof, or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in such statements. These risks and uncertainties include, but are not limited to, the following: the risk that the Company may not be able to complete the proposed financial restructuring as planned or at all; the risk of New York Stock Exchange delisting due to current deviations from quantitative listing standards; changes in levels of unemployment and other economic conditions in the United States, or in particular regions or industries; adverse changes in credit and capital markets conditions that may affect the Company’s ability to obtain financing or refinancing on favorable terms; economic declines that affect the Company’s liquidity or ability to comply with its loan covenants or covenants to be included in the definitive agreements contemplated in the agreement in principle; reductions in corporate information technology spending levels; adverse changes to management’s periodic estimates of future cash flows that may affect management’s assessment of its ability to fully recover its intangible assets; reductions in the supply of qualified candidates for temporary employment or the Company’s ability to attract qualified candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for its services, or the Company’s ability to maintain its profit margins; the possibility of the Company incurring liability for the activities of its temporary employees or for events impacting its temporary employees on clients’ premises; the Company’s success in attracting, training and retaining qualified management personnel and other staff employees; whether governments will impose additional regulations or licensing requirements on personnel services businesses in particular or on employer/employee relationships in general, and other matters discussed in this report and the Company’s other filings with the Securities and Exchange Commission. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results. The Company undertakes no obligation to update information contained in this report.

OVERVIEW

     The Company is organized into two Divisions: the Information Technology Services Division (“IT Services”), which provides information technology staffing and consulting services in a range of computer-related disciplines and technology tools for human capital management, and the Commercial Staffing Services Division (“Commercial Staffing”), which provides a variety of temporary office, clerical, accounting and finance, light technical and light industrial staffing services. Approximately 51% of the Company’s third quarter 2002 revenues came from IT Services and 49% came from Commercial Staffing.

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

     Effective at the beginning of 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of SFAS 142 prohibit the amortization of goodwill for indefinite-lived intangible assets, which impacts the comparability of the Company’s operating results between years. While the Company has not recognized any goodwill amortization in 2002, the Company recorded $3.9 million and $11.6 million of goodwill amortization for the three and nine months ended September 29, 2002, respectively. See Note 2, “Intangible Assets and Change in Accounting Principle” to the Unaudited Consolidated Financial Statements.

RESULTS OF OPERATIONS

     Quarter Ended September 29, 2002 Versus Quarter Ended September 30, 2001

     Revenues. Total revenues decreased 20.7% to $137.7 million in the third quarter of 2002 from $173.6 million in the third quarter of 2001. IT Services revenues decreased 32.6% primarily as the result of the continuing industry-wide slowdown in customer demand for IT staffing services. IT Services billable consultants on assignment declined from approximately 2,200 at the end of the second quarter of 2002 to approximately 2,100 at the end of the third quarter. Commercial Staffing revenues declined 2.9% to $67.6 million in the third quarter of 2002 primarily due to a weaker economic climate, which resulted in declines in permanent placement revenues and the retail component of the Company’s temporary staffing business. Permanent placement revenues were 3.1% of Commercial Staffing revenues in the third quarter of 2002, down from 5.2% in 2001, and the retail component of temporary staffing declined to 67.6% of Commercial Staffing temporary revenues in the third quarter of 2002, down from 74.6% in 2001. The Company does not expect improvements in demand for its IT services until 2003 due to expected ongoing uncertain economic conditions, particularly in the technology sectors. In addition, there can be no assurance that IT Services revenues will increase as the broader economy improves.

     Direct Costs of Services and Gross Profit. Direct costs, consisting of payroll and related expenses of consultants and temporary workers, decreased 18.1% to $106.0 million in the third quarter of 2002 on the lower revenues. Gross profit decreased 28.1% to $31.7 million on the lower revenues. Gross profit as a percentage of revenue decreased 240 basis points to 23.0% in the third quarter of 2002 from 25.4% in the third quarter of 2001. This decrease primarily was the result of the continued softening in the higher margin sectors of the staffing and consulting businesses, the significant decline in the retail component of temporary staffing and permanent placement services in Commercial Staffing and downward bill rate pressure imposed by many of the Company’s larger customers, which are expected to negatively impact gross profit for the foreseeable future.

     Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses, before restructuring and rationalization charges and depreciation and amortization expense, decreased 29.8% to $28.8 million in the third quarter of 2002 from $41.1 million in 2001. The decrease was primarily due to the Company’s aggressive cost containment program, including its workforce reduction and office consolidation initiatives. Approximately 36.4% of the Company’s permanent workforce has been eliminated since the beginning of 2001. Also, variable or incentive compensation declined due to lower revenues and operating margins. As a percentage of revenues, selling, general and administrative expenses decreased to 19.8% in the third quarter of 2002 from 20.2% in 2001. In addition, depreciation and amortization expense decreased to 1.2% of revenues in the third quarter of 2002 from 3.4% in 2001 primarily due to the change in accounting principle eliminating goodwill amortization in 2002. Goodwill amortization expense was $3.9 million in the third quarter of 2001.

     Restructuring and Rationalization Charges. Beginning in 2001, the Company implemented a plan to restructure and rationalize certain operations. Pursuant to this plan, the Company recorded charges totaling $1.3 million in the third quarter of 2002. These charges were comprised of the following components: employee severance of $0.4 million, property abandonment charges of $0.1 million, and other charges of $0.8 million.

     Following is a summary of the accrued liability for cash restructuring and rationalization charges for the quarter ended September 29, 2002:

	Employee	Lease
	Severance	Termination	Other	Total

Accrued liability at June 30, 2002	$54	$2,705	$311	$3,070
Additions	389	—	837	1,226
Cash payments	(408)	(323)	(1,096)	(1,827)

Accrued liability at September 29, 2002	$35	$2,382	$52	$2,469

     Employee severance-related costs include the elimination of both administrative and income-producing employees. Under the workforce reduction plan, the Company terminated 10 employees in the third quarter of 2002, increasing the total workforce reduction to approximately 36.4%, or 548 employees, since the beginning of 2001. Lease termination costs relate primarily to office closures, branch consolidations and lease space reductions. Other rationalization expenses of $0.8 million were recorded in the third quarter of 2002 associated with professional services expenses, primarily related to the financial restructuring and branding costs.

     Of the remaining accrued liability at September 29, 2002, the Company expects to pay approximately $0.8 million over the next 12 months and the balance, primarily lease termination payments, over the next eight years.

     The Company expects to continue consolidating certain administrative functions and operations in other geographic markets in which the Company currently operates multiple branches and to downsize in selected other existing locations, which will result in additional restructuring and rationalization charges throughout 2003; however, the amount of such additional charges is not currently determinable.

     Interest Expense. Interest expense decreased 7.8% to $4.3 million in the third quarter of 2002 from $4.6 million in 2001 due to lower borrowing levels under the Company’s bank revolving credit facility (the “Credit Facility”) and decreases in interest rates. The average interest rate on borrowings was 7.3% in the third quarter of 2002, down 50 basis points from 2001. See “ — Liquidity and Capital Resources.”

     Provision (Benefit) for Income Taxes. The effective tax benefit rate of 20% in the third quarter of 2002 was lower than the U.S. federal statutory rate of 35% primarily due to the impact of non-deductible expenses and the provision of valuation allowances against deferred income tax assets. The Company currently expects the effective tax benefit rate to continue at approximately 20% for the balance of 2002. Because the Company is providing a valuation allowance against certain deferred tax assets, the effective tax benefit rate could change if actual 2002 temporary differences vary from current estimates. The income tax benefit recorded in the third quarter of 2001 was comprised of the tax benefit related to the operating loss for the period.

RESULTS OF OPERATIONS

     Nine Months Ended September 29, 2002 Versus Nine Months Ended September 30, 2001

     Revenues. Total revenues decreased 27.0% to $421.5 million in the first nine months of 2002 from $577.6 million in the first nine months of 2001. IT Services revenues decreased 35.6% to $230.0 million in the first nine months of 2002 primarily as the result of the continuing industry-wide slowdown in customer demand for IT staffing services. IT Services billable consultants on assignment declined from approximately 2,500 at the end of 2001 to approximately 2,100 at the end of the third quarter of 2002. Commercial Staffing revenues declined 13.2% to $191.5 million in the first nine months of 2002 primarily due to the weak economic climate, which resulted in declines in permanent placement revenues and the retail component of the Company’s temporary staffing business. Permanent placement revenues were 3.5% of Commercial Staffing revenues in the first nine months of 2002, down from 7.0% in 2001, and the retail component of temporary staffing declined to 68.2% of Commercial Staffing temporary revenues in the first nine months of 2002, down from 79.0% in 2001. The Company does not expect improvements in demand for its IT services until 2003 due to expected ongoing uncertain economic conditions, particularly in the technology sectors. In addition, there can be no assurance that IT Services revenues will increase as the broader economy increases.

     Direct Costs of Services and Gross Profit. Direct costs, consisting of payroll and related expenses of consultants and temporary workers, decreased 24.1% to $322.6 million in the first nine months of 2002 on the lower revenues. Gross profit decreased 35.3% to $98.8 million on the lower revenues. Gross profit as a percentage of revenue decreased 290 basis points to 23.5% in the first nine months of 2002 from 26.4% in the first nine months of 2001. This decrease primarily was the result of the continued softening in the higher margin sectors of the staffing and consulting businesses, the significant decline in the retail component of temporary staffing and permanent placement services in Commercial Staffing and downward bill rate pressure imposed by many of the Company’s larger customers, which are expected to negatively impact gross profit for the foreseeable future.

     Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses, before restructuring and rationalization charges and depreciation and amortization expense, decreased 33.1% to $91.6 million in the first nine months of 2002 from $136.8 million in 2001. The decrease was primarily due to the Company’s aggressive cost containment program, including its workforce reduction and office consolidation initiatives. Approximately 36.4% of the Company’s permanent workforce has been eliminated since the beginning of 2001. Also, variable or incentive compensation declined due to lower revenues and operating margins. As a percentage of revenues, selling, general and administrative expenses decreased to 20.5% in the first nine months of 2002 from 20.6% in 2001. In addition, depreciation and amortization expense decreased to 1.2% of revenues in the first nine months of 2002 from 3.1% in 2001 primarily due to the change in accounting principles eliminating goodwill amortization in 2002. Goodwill amortization expense was $11.6 million in the first nine months of 2001.

     Restructuring and Rationalization Charges. Beginning in 2001 the Company implemented a plan to restructure and rationalize certain operations. Pursuant to this plan, the Company recorded charges totaling $3.1 million in the first nine months of 2002. These charges were comprised of the following components: employee severance of $1.2 million, lease termination charges of $0.2 million, property abandonment charges of $0.1 and other charges of $1.6 million.

     Following is a summary of the accrued liability for cash restructuring and rationalization charges for the nine months ended September 29, 2002:

	Employee	Lease
	Severance	Termination	Other	Total

Accrued liability at December 30, 2001	$42	$3,109	$583	$3,734
Additions	1,240	201	1,646	3,087
Cash payments	(1,247)	(928)	(2,177)	(4,352)

Accrued liability at September 29, 2002	$35	$2,382	$52	$2,469

     Employee severance-related costs include the elimination of both administrative and income-producing employees. Under the workforce reduction plan, the Company terminated 153 employees in the first nine months of 2002, increasing the total workforce reduction to approximately 36.4%, or 548 employees, since the beginning of 2001. Lease termination costs relate primarily to office closures, branch consolidations and lease space reductions. Other rationalization expenses of $1.7 million were recorded in the first nine months of 2002 associated with professional services expenses, primarily related to the financial restructuring, and branding costs.

     Of the remaining accrued liability at September 29, 2002, the Company expects to pay approximately $0.8 million over the next 12 months and the balance, primarily lease termination payments, over the next eight years.

     The Company expects to continue consolidating certain administrative functions and operations in other geographic markets in which the Company currently operates multiple branches and to downsize in selected other existing locations, which will result in additional restructuring and rationalization charges throughout 2003; however, the amount of such additional charges is not currently determinable.

     Interest Expense. Interest expense decreased 10.3% to $13.0 million in the first nine months of 2002 from $14.5 million in 2001 due to lower borrowing levels under the Company’s bank revolving credit facility (the “Credit Facility”) and decreases in interest rates. The average interest rate on borrowings was 7.2% in the first nine months of 2002, down 40 basis points from 2001. See “ — Liquidity and Capital Resources.”

     Provision (Benefit) for Income Taxes. The income tax provision recorded for the nine months ended September 29, 2002 reflects an income tax benefit of $2.1 million related to its operating losses, computed at an effective rate of approximately 23.6%. This benefit was offset by the charge of approximately $5.2 million related to the adoption of SFAS 142, which has been recorded in the restated first quarter results. The income tax benefit recorded for the nine months ended September 30, 2001 included the tax benefit related to the operating loss for the period and the $1.4 million tax benefit related to the diminution in value in the Company’s investment in CareerShop.com, which was sold during the second quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

     With the reduction in the committed amount of the Company’s Credit Facility in connection with the proposed financial restructuring, the Company’s primary sources of cash are cash on hand, potential future tax refunds and cash from operations. The Company’s principal uses of cash are to repay debt and to fund working capital and capital expenditures. The Company believes, subject to the conditions and contingencies described below, that cash flow from operations, cash on hand and potential future tax refunds will be adequate to meet its diminished needs for working capital and its capital expenditures.

     For the nine months ended September 29, 2002, cash provided by operating activities was $23.3 million, primarily due to the receipt of $19.2 million in recoverable income taxes in June 2002, compared with $37.3 million last year. The Company had $25.1 million of cash on hand as of September 29, 2002. In the aggregate, days sales outstanding decreased to 48 days at September 29, 2002 from 50 days at December 30, 2001. Cash provided by investing activities was $2.6 million during the first nine months of 2002 due primarily to the cash proceeds received from the sale of a business. Cash used for investing activities of $10.6 million in the first nine months of 2001 related primarily to the Company’s contingent earn-out obligations and capital spending. The Company completed its obligation to make additional earn-out payments in October 2001. The Company has reduced its capital spending, and expects to spend less than $2.0 million on management information systems and other capital expenditures in 2002. Capital spending in the first nine months of 2002 was $1.2 million, down from $2.0 million in the first nine months of 2001. Cash used for financing activities was $18.4 million in the first nine months of 2002, down from $31.4 million last year, as the Company continued to focus on debt reduction under the Credit Facility.

     New tax legislation was passed by Congress in 2002 that allows the Company to carry back federal net operating losses for five years, substantially increasing the Company’s ability to recover income taxes previously paid. As of September 29, 2002, the Company had recorded $10.2 million of recoverable income taxes. The Company is subject to periodic review by federal, state and local taxing authorities in the ordinary course of business. Upon review, certain tax positions taken by the Company could be challenged and adjustments proposed that could result in additional taxes currently payable or a reduction in the recoverable income taxes the Company expects to receive. Additionally, there can be no assurance that proposed adjustments, if any, would not also include assessments for penalties and interest.

     The Credit Facility currently provides for a $136.0 million revolving line of credit due January 2003. Assuming the Company remains in compliance with the financial covenants set forth in the Credit Facility agreement, as amended, and pays applicable extension fees, the Company at its option may further extend the maturity of the facility in six-month increments up through January 2004. As a result of the March 2002 amendments and extensions, the outstanding balance under the Credit Facility, which was $103.0 million at September 29, 2002, was classified as long-term in the consolidated balance sheet. For the third quarter, applicable financial covenants in the amended Credit Facility required quarterly maintenance of certain financial ratios and minimum tangible net worth. The Company was in compliance with the financial covenants of the amended Credit Facility agreement as of September 29, 2002. The amended Credit Facility also contains restrictions on the payment of cash dividends on the Common Stock and places additional limitations on share repurchases, acquisitions and capital expenditures. Finally, it includes an Equity Appreciation Rights agreement (the “EAR”) whereby the Company must pay a fee (the “Rights Fee”) to the lenders in the event of default under the Credit Facility or if the Credit Facility has not been paid in full by January 1, 2004. The Rights Fee is the greater of 10% of the fair market value of the Company (as defined in the EAR) as of the exercise date of the EAR or $3.0 million. Interest rates payable under the amended Credit Facility are currently set at prime plus 250 basis points through December 2002, with increases during each six-month period thereafter through January 2004. As of November 12, 2002, the interest rate payable under the amended Credit Facility was 6.75%.

     In connection with the agreement in principle and related agreements that the Company has executed for its proposed financial restructuring, the Credit Facility lenders have agreed to eliminate existing financial covenants in the amended Credit Facility and to replace them with a new rolling, three-month minimum EBITDA covenant for each month in the period from November 12, 2002 through and including June, 30, 2003. See Note 6, “Subsequent Event — Credit Facility Amendment and Financial Restructuring” to the Unaudited Consolidated Financial Statements included in this report.

     The Company’s business is highly dependent on trends in the US economy overall, as well as other factors such as unemployment levels and trends in corporate information technology spending. Several other factors that can affect the Company’s operating results and accordingly, its ability to generate cash from operations, are discussed further under “—Forward Looking Information.” The already weak economic environment in the US was further weakened by the events of September 11, 2001. As a result of these negative economic conditions, the Company has experienced a substantial decline in revenues in both the IT Services and Commercial Staffing businesses over the past 21 months. Commercial Staffing has seen good quarter-over-quarter growth recently; however, the reduced demand for IT services will continue to affect the Company’s business in 2002 and beyond, and the Company anticipates further reductions in IT revenues. The Company expects the recent upward trends in Commercial Staffing to continue and expects improvement in demand for its IT services beginning later in 2003 based on expected improvements in the broader economy. There can be no assurance as to the timing of any improvement in demand for the Company’s services or that such improvement will coincide with improvements in the broader economy. While the Company has implemented substantial cost reductions through its restructuring activities in 2001 and 2002, the reduced level of revenues is expected to have an adverse affect on its operating income, EBITDA and net earnings for several quarters.

     Based on the Company’s projections, which reflect the declining demand for the Company’s services, offset by reductions in costs principally resulting from reduced revenues the Company’s restructuring and rationalization activities, management believes that for the next 12 months the Company will be able to maintain compliance with the substitute minimum EBITDA covenant for the period through June 30, 2003 and the modified financial covenants set forth in the March 2002 amendments for periods after that. The Company also believes that the operating trends in first nine months of 2002 support the key assumptions in its projections. However, there can be no assurance that the economy or the Company will perform as expected or that further economic declines will not adversely impact the Company’s ability to comply with its covenants. If actual results of operations do not meet current forecasts, covenant violations could occur. If the Company does violate covenants in the future, it would seek further waivers and amendments from its lenders, but can give no assurance that any such necessary waivers and amendments would be available at all or otherwise on acceptable terms. If the Company were unable to obtain a waiver of future covenant violations, the lenders would be entitled to require immediate repayment of all amounts outstanding under the Credit Facility and, as described above, payment of the Rights Fee. An acceleration of outstanding amounts under the Credit Facility could also cause a default under, and permit acceleration of, the Notes. In the event of one or more such defaults, the Company’s ongoing viability would be seriously threatened, and it would be forced to evaluate a number of strategic alternatives, including a debt restructuring or other reorganization (including bankruptcy protection), the closure of certain locations or the sale of certain or all of its assets in order to continue to fund its operations. In the current economic environment, management believes that asset sales, if any, would be at depressed prices that could be significantly lower than the net book value of assets sold and may not be sufficient to satisfy the Company’s liabilities.

     The Company was advised in December 2001 by the New York Stock Exchange (“NYSE”) that the Company had fallen below NYSE continued listing standards, which require a minimum share price of not less than $1.00 and total market capitalization of not less than $15.0 million. As required by the NYSE, the Company submitted a plan to the Listings and Compliance Committee of the NYSE demonstrating how the Company planned to comply with the listing standards by the June 2002 deadline set by the NYSE. The NYSE accepted the plan and the Company returned to compliance with the listing standards by the June deadline; however, the goodwill impairment charge resulting from the Company’s adoption of SFAS 142 caused the Company’s shareholders’ equity to fall below the NYSE continued listing standard of $50.0 million and a decline in the trading price of the Company’s Common Stock resulted in a second and continuing failure to comply with the NYSE’s $1.00 per share minimum trading price and minimum market capitalization requirements. Although NYSE rules and practices typically would provide the Company certain grace periods within which to cure these violations, the NYSE retains discretion to suspend the trading of a listed company’s securities and to seek delisting when the NYSE deems necessary for the protection of investors or for failure to satisfy the terms of a compliance plan. The Company intends to continue discussions with NYSE officials regarding its plans to restore compliance with all listing standards and has advised the NYSE of its proposed financial restructuring. Although the Company believes it can reach agreement with the NYSE on a compliance plan, or alternatively obtain listing of its shares on another national securities exchange or established over-the-counter trading market following the restructuring, there can be no assurance that the NYSE will continue to provide the necessary grace periods or otherwise agree on the terms of a compliance plan or that the Company will be able to maintain its listing on the NYSE or effect a new listing on another stock exchange. The agreement in principle relating to the restructuring contemplates that the Company will use best efforts to remain listed on the NYSE or to procure a new stock exchange listing for the shares of common stock and warrants to be issued in the restructuring.

     Failure to maintain or effect such listings would constitute a repurchase event under the Company’s Notes and entitle each noteholder to demand repayment of its Notes in full. In the event that the Company is unable to repay any noteholder who makes such a demand following a repurchase event and also unable to obtain waivers of such repurchase event from each affected noteholder, events of default could occur under the Notes and the Credit Facility (although the Credit Facility lenders have waived these defaults through and including June 30, 2003) and the noteholders could demand repayment of their respective debt obligations in full. Additionally, and notwithstanding the waivers provided by the Credit Facility lenders as reference above, in the event that the noteholders accelerated the payment of the debt obligations evidenced by the convertible notes, the Credit Facility lenders could demand repayment of the Credit Facility in full and demand immediate repayment of the Rights Fee.

Financial Restructuring

     The Company announced an agreement-in-principle with certain of its Credit Facility lenders and certain holders of its Notes to restructure the outstanding indebtedness of the Company. See Note 6, “Subsequent Event — Credit Facility Amendment and Financial Restructuring” to the Unaudited Consolidated Financial Statements. For a more complete description of the restructuring, see the Company’s Report on Form 8-K (and related exhibits) dated November 12, 2002 as filed with the Securities and Exchange Commission.

     Upon completion of definitive restructuring agreements related to the restructuring, the Company intends to file a registration statement relating to the note exchange offer and consent solicitation and the warrants to be issued in connection with the new subordinated notes, and a preliminary proxy statement and related proxy materials with respect to the necessary stockholder approvals. These filings will contain important information about the Company, the exchange offer and consent solicitation, the matters to be presented for stockholder approval and related matters. Current noteholders, stockholders and other interested parties are urged to read the Company’s filings with the SEC, including the registration statement and proxy materials once they are filed, for information regarding the Company, the note exchange offer, the consent solicitation and the matters to be presented for stockholder approval. The prospectus and consent solicitation, the related letter of transmittal and certain other documents related to the exchange offer will be made available to all current noteholders and the proxy statement, proxy card and other materials relating to the solicitation of stockholder approval for these transactions will be made available to all holders of common stock as of the record date for the special meeting of stockholders called to consider these matters, in each case, at no expense to the noteholders or the stockholders. These documents will also be available at no charge at the SEC’s website at http://www.sec.gov. The shares of common stock to be offered in the note exchange offer may not be sold prior to the time that the Company’s registration statements become effective. Nothing in this report shall constitute an offer to sell or the solicitation of an offer to buy in any state where such offer, solicitation or sale would be unlawful.

     This description of PGA’s financial restructuring contains certain forward-looking statements, including statements regarding the completion of the restructuring and the expected impact of the restructuring on the Company’s financial condition. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company’s actual results in future periods to differ materially from forecasted results. A number of factors, including those identified below and those identified in the section labeled “Forward-looking Information” above, could adversely affect the Company’s ability to complete the financial restructuring or obtain the results that the Company expects: whether the participating Credit Facility lenders exercise their option to purchase the non-participating Credit Facility lenders’ interests in the Credit Facility, the ability of the Company to enter into definitive transaction agreements with the parties to the agreement in principle to effect the transactions described in the agreement in principle; the Company’s ability to satisfy timely the conditions to the restructuring and the exchange offer; acceptance of the exchange offer by holders of no less than 98% of the outstanding 5.75% convertible notes; and the Company’s ability to obtain timely approval of these transactions from its stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April, 2002, the FASB issued Statement of Financial Accounting Standards (SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” This statement contains a number of changes under existing GAAP, including the elimination of extraordinary item classification of debt extinguishments that was previously required under SFAS 4. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company will evaluate the impact of this new standard on its accounting and reporting for the proposed debt restructuring (see Note 6, “Subsequent Event — Credit Facility Amendment and Financial Restructuring” to the unaudited consolidated financial statements).

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company’s outstanding debt under the Credit Facility at September 29, 2002, was $103.0 million. Interest on borrowings under the Credit Facility is based on the prime rate plus a variable margin. Based on the outstanding balance at September 29, 2002, a change of 1% in the interest rate would cause a change in interest expense of approximately $1.0 million on an annual basis.

     The Company also is subject to market risk associated with the EAR agreement as discussed above.

ITEM 4.       CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this quarterly report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (“disclosure controls”), and its internal controls and procedures for financial reporting (“internal controls”). Disclosure controls mean those controls and other procedures that are designed for the purpose of ensuring that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SECs’ rules and forms. Internal controls are procedures designed for the purpose of providing reasonable assurance that the Company’s transactions are properly authorized, its assets are safeguarded against unauthorized or improper use and its transactions are properly recorded and reported, all to permit the preparation of the Company’s financial statements in conformity with generally accepted accounting principles. This evaluation was performed under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer.

     Immediately following the signature pages of this quarterly report are “certifications” of the Company’s Chief Executive Officer and Chief Financial Officer, which are required to be furnished by SEC rules adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The information discussed in this section of this quarterly report relates to the evaluations of disclosure controls and internal controls referenced in these certifications and should be read in conjunction with these certifications.

     The Company’s management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls or our internal controls will prevent or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the reality of resource constraints; accordingly the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and possible misstatements due to fraud or error, if any, within the Company have been detected. Among the inherent limitations in controls are the potential for erroneous judgments and decisions or simple errors or mistakes in the chain of recording, processing, summarizing or reporting information. Additionally, controls can be circumvented by the intentional acts of individuals or multiple persons acting in concert, or by management override. The design of any system of controls also is based in part on assumptions about the likelihood of future events, and there can be no assurance that the Company’s controls as designed will succeed in achieving their stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

     In the process of the evaluating the Company’s disclosure controls and internal controls, management sought, among other things, to determine whether there were any “significant deficiencies” or “material weaknesses” in internal controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company’s internal controls. Part of the certification of the Chief Executive Officer and Chief Financial Officer included in the signature pages to this quarterly report requires these officers to make disclosures to the Audit Committee of our Board of Directors and to our independent auditors regarding these matters. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

     In accordance with SEC requirements, the Company’s Chief Executive Officer and Chief Financial Officer note that, since the date of the evaluation discussed above, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Based on the evaluation discussed above, the Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, the Company’s disclosure controls are effective to timely alert management, including the Chief Executive Officer and Chief Financial Officer, to material information relating to the Company and its consolidated subsidiaries, required to be included in the Company’s reports filed under the Securities Exchange Act of 1934.

PART II — OTHER INFORMATION

ITEM 6. — Exhibits and Reports on Form 8-K

(a)	Exhibits — The exhibits filed with or incorporated by reference into this Form 10-Q are set forth in the Exhibit Index, which immediately precedes the exhibits to this report.

(b)	Reports on Form 8-K — Report on Form 8-K dated November 12, 2002 describing the Credit Facility Amendment and the Company's proposed Financial Restructuring.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERSONNEL GROUP OF AMERICA, INC. (Registrant)

Date: November 13, 2002	By:	/s/ Larry L. Enterline

Larry L. Enterline Chief Executive Officer

Date: November 13, 2002	By:	/s/ James C. Hunt

James C. Hunt President and Chief Financial Officer

CERTIFICATIONS

     I, Larry L. Enterline, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Personnel Group of America, Inc. (the “registrant”);

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                       b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Larry L. Enterline

Larry L. Enterline

CERTIFICATIONS

     I, James C. Hunt, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Personnel Group of America, Inc. (the “registrant”);

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ James C. Hunt

James C. Hunt

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

		Filed
		Herewith(*), or
		Incorporated by
		Reference from
Exhibit		Previous Exhibit	Company Reg. No.
Number	Description	Number	or Report

10.8+	Employment Agreement between the Company and James C. Hunt	10.10	10-K for year ended 12/29/96

10.9+	Employment Agreement between the Company and Ken R. Bramlett, Jr.	10.13	10-K for year ended 12/29/96

10.10+	Employment Agreement between the Company and Michael H. Barker	10.9	10-K for year ended 1/3/99

10.11+	Employment Agreement between the Company and Thomas M. Wittenschlaeger	10.11	10-K for year ended 12/30/01

10.12	Amended and Restated Non-Qualified Profit-Sharing Plan	10.16	10-K for year ended 12/29/96

10.13+	Director’s Non-Qualified Deferred Fee Plan	10.12	10-K for year ended 12/28/97

10.14	Amendment No. 4 to Amended and Restated Credit Agreement among the Company and its subsidiaries, the lenders party thereto and Bank of America, as Agent	99.2	8-K filed 2/12/02

10.15	Equity Appreciation Rights Agreement	10.15	8-K filed 2/12/02

10.16	Registration Rights Agreement between the Company and the Initial Purchasers	10.17	333-31863

10.17	Agreement in Principle for the Company’s Proposed Financial Restructuring	99.2	8-K dated 11/12/02

10.18	Purchase Option Agreements between the Company, the Creditors party to the Agreement in Principle and the Bank Creditors	99.3	8-K dated 11/12/02

99.1	Amendment to the Company’s Amended and Restated Credit Agreement	99.1	10-K for year ended 12/30/01

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