Form 10-K
period 2002-12-29
PERSONNEL GROUP OF AMERICA INC
filed 2003-04-15
CIK 948850

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number 001-13956

PERSONNEL GROUP OF AMERICA, INC.

(Exact name of Registrant as specified in its charter)

Delaware	7363	56-1930691
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code number)	(I.R.S. employer identification number)

Five LakePointe Plaza
2709 Water Ridge Parkway, 2nd Floor
Charlotte, North Carolina 28217
(Address, including zip code, of
Registrant’s principal executive offices)

(704) 442-5100

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $.01 par value

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

     The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2002, computed by reference to the closing sale price on such date, was $23,654,002. (For purposes of calculating this amount only, all directors and executive officers are treated as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.) As of March 31, 2003, 26,881,212 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 29, 2002 (the “Annual Report”) furnished to the Commission pursuant to Rule 14a-3(b) are incorporated herein by reference into Parts II and IV hereof.

PART I.

Item 1. Business

     Personnel Group of America, Inc. (the “Company”), is a leading provider of information technology and commercial staffing services to businesses, professional and government organizations. The Company is organized into two divisions, the Information Technology Services Division (“IT Services”) and the Commercial Staffing Services Division (“Commercial Staffing”), and operates in strategic markets throughout the United States. Certain financial information is reported by segment in Note 17, “Segment Information,” to the Consolidated Financial Statements included in Part II, Item 8 of this report. The Company’s services include information technology consulting, temporary staffing, placement of full time employees, on-site management of temporary employees and training and testing of temporary and permanent workers. The Company also provides technology tools for human capital management that enable its customers to automate portions or all of their hiring processes. At February 28, 2003, the Company operated through a network of 118 offices located in major metropolitan areas throughout the United States.

     IT Services offers information technology professionals on a temporary basis and consulting services in a range of computer-related disciplines. Commercial Staffing offers a wide variety of temporary office, clerical, finance and accounting services. Commercial Staffing also provides light technical and light industrial services to its customers, but these services typically account for less than 25% of the division’s total revenues. Each division also offers permanent placement services in a range of specialties. For the year ended December 29, 2002, IT Services and Commercial Staffing represented approximately 53% and 47%, respectively, of the Company’s total revenues.

     The Company completed the rebranding of its operations in 2002, and renamed its IT operations “Venturi Technology Partners” and its Commercial Staffing operations “Venturi Staffing Partners” and, for commercial operations that have a specialty in permanent placement services, “Venturi Career Partners.” The Company’s shareholders approved a corporate name change to “Venturi Partners, Inc.” at the 2002 Annual Meeting of Shareholders, and the Company currently expects to complete that process later this spring. The Company endeavors to protect its intellectual property rights and has obtained registrations in the United States of certain of the trademarks, trade names and service marks that appear in this report.

     The Company completed a comprehensive financial restructuring in April 2003 in which it amended and restated its revolving credit facility, issued shares of Common Stock and Series B Preferred Stock in exchange for approximately $109.7 million of its outstanding 5.75% Convertible Subordinated Notes due 2004 (the “5.75% Notes”). As a result of the financial restructuring, the Company used substantially all of its cash on hand (after payment of transaction expenses) to repay approximately $38.0 million of its outstanding credit facility and eliminated an additional $120.0 million of its outstanding indebtedness. See Note 1, “Subsequent Event – Comprehensive Financial Restructuring,” to the Consolidated Financial Statements included in Part II, Item 8 of this report.

Information Technology Services Division

     IT Services provides information technology professionals on a temporary basis and consulting services through 28 offices in 20 states at February 28, 2003. IT Services had approximately 1,860 consultants on assignment at February 28, 2003, of which approximately 590 (or 32%) were salaried employees. Of the balance (68% of the total), approximately 735 consultants were hourly employees and 535 consultants were independent contractors.

Service Offerings

     IT Services provides skilled personnel, such as web developers and consultants, project managers, programmers, systems designers, software engineers, LAN administrators, systems integrators, helpdesk staff and other technology specialists, to a wide variety of clients, typically on an as-needed time and materials basis. A number of IT Services’ offices have developed technology specialties, and have entered into alliances with packaged software and systems vendors and other technology partners to provide services necessary to install, integrate and maintain their partners’ technologies. Many IT Services offices also provide software engineering, web design, applications development and strategic consulting services.

     IT Services’ staffing services include providing individuals or teams of computer professionals to corporations and other organizations that need assistance with project management, analysis, systems design, programming, maintenance, testing and special technologies for short-term and long-term information technology projects. The division’s service offerings encompass a wide variety of tasks, ranging from management of all aspects of a project or the implementation of turnkey systems to the fulfillment of temporary staffing needs for technology projects.

     Selected offices in IT Services also provide complementary or stand-alone consulting services in the information technology area, typically on a time and materials basis. For example, certain offices work with clients interested in alternatives to outsourcing their internal information technology organization, as well as implementing complex systems integration solutions, and offer a range of consulting services in areas such as systems development and client/server networks that span mainframe, mid-range and desktop systems. These services are provided at the client’s site or at off-site development centers. The Company intends to continue expanding the consulting services component of the IT Services service offerings as part of its strategy to offer a full range of IT services to its clients.

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

Sales and Marketing

     IT Services has developed a sales and marketing strategy that focuses on both national and local accounts, and is implemented in a decentralized manner through its various branch locations. At the national level, IT Services has focused on the attainment of preferred vendor status at large customers to provide leverage across the practice. These accounts are typically targeted by a local IT Services office with a presence in a specific market, and then are sold on the basis of the strength of IT Services’ geographic presence in multiple markets. IT Services also is supported by centralized proposal generating and vendor management systems sales departments, which assist in the development of responses to large account RFPs and support the division’s efforts to broaden its preferred vendor relationships.

     Local accounts are targeted and sold by account managers at the branch office level, permitting IT Services to capitalize on the established local expertise and relationships of its branch office employees. These accounts are solicited through personal sales presentations, telephone marketing, direct mail solicitation, referrals and advertising in a variety of local and national media. Advertisements appear in the Yellow Pages, newspapers and trade publications. Local employees are encouraged to be active in civic organizations and industry trade groups to facilitate the development of new customer relationships.

     The information technology services business is affected by the timing of holidays and seasonal vacation patterns, generally resulting in lower IT revenues and lower operating margins in the fourth quarter of each year.

Commercial Staffing Services Division

     At February 28, 2003, Commercial Staffing operated through 90 offices in 14 states and the District of Columbia. Commercial Staffing provides temporary personnel who perform general office and administrative services, word processing and desktop publishing, office automation, records management, production/assembly/distribution, telemarketing, finance, accounting and other staffing services. Certain of Commercial Staffing’s offices also provide full-time placement and payrolling services. Payrolling services entail employment by Commercial Staffing of individuals recruited by a customer on a fee basis.

Operations

     Commercial Staffing markets its staffing services to local and regional clients through its network of offices across the United States.

     Commercial Staffing strives to satisfy the needs of its customers by providing customized services, such as on-site workforce management and full-time placement services. The flexibility of Commercial Staffing’s decentralized operations allows it to tailor its service offerings, reporting and pricing to meet local client requirements. For example, certain clients are provided with customized billings, utilization reports and safety awareness and training programs.

     To meet the growing demand in the staffing services business for vendor-on-premise (“VOP”) capability, Commercial Staffing offers SourcePLUS, its customized on-site temporary personnel management system. SourcePLUS places an experienced staffing service manager at the client facility to provide complete staffing support that is customized to meet client-specific needs. This program facilitates client use of temporary personnel and allows the client to outsource a portion of its personnel responsibility to Commercial Staffing’s on-site representative, who gathers and records requests for temporary jobs from client department heads and then fulfills client requirements. These Commercial Staffing representatives can also access Commercial Staffing’s systems through on-site personal computers.

     Commercial Staffing’s full-time placement services provide traditional staff selection and recruiting services to its clients. In addition to recruiting employees through referrals, Commercial Staffing places advertisements in local newspapers to recruit employees for specific positions at client companies. Commercial Staffing utilizes its expertise and selection methods to evaluate the applicant’s credentials. If the applicant receives and accepts a full-time position at the client, Commercial Staffing charges the employer a one-time fee, generally based on the annual salary of the employee.

     To maintain a consistent quality standard for all its temporary employees, Commercial Staffing uses a comprehensive automated system to screen and evaluate potential temporary personnel, make proper assignments and review a temporary employee’s performance. Commercial Staffing uses the QuestPLUS System to integrate the results of this skills testing with personal attributes and work history and automatically matches available candidates with customer requirements. Commercial Staffing also provides uniform training to all of its employees in sales, customer service and leadership skills.

Sales and Marketing

     Commercial Staffing has implemented a standardized Business Development Process to target potential customers with temporary staffing needs and to maintain and expand existing customer relationships. The marketing efforts of Commercial Staffing are decentralized and capitalize on the division’s long-standing customer relationships and the lengthy market tenure of the division’s offices, which have been in their existing geographic markets for more than 25 years on average. Commercial Staffing obtains new clients primarily through personal sales presentations and referrals from other clients and supports its sales efforts with telemarketing, direct mail solicitation and advertising in a variety of local and national media, including the Yellow Pages, newspapers, magazines and trade publications. Commercial Staffing also is supported by centralized proposal generation and large account sales departments, which assist in the development of responses to large account RFPs and otherwise support the division’s efforts to broaden its large account base.

     Commercial Staffing devotes the majority of its selling efforts to the local and regional operations of a wide variety of businesses (including a number of Fortune 500 companies) and to other potential customers that it has identified as consistent users of temporary staffing services. Local and regional accounts are characterized by shorter sales cycles and higher gross margins. Commercial Staffing generally does not seek low margin national account agreements, but does provide services to a wide variety of customers with national and international businesses. Bids for large user accounts and the provision of services to clients with multiple location requirements are coordinated at the Company’s headquarters.

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

Recruiting and Retention of Temporary Employees

     The Company recruits its Commercial Staffing temporary associates and IT Services consultants through a decentralized recruiting program that primarily utilizes the internet and local and national advertisements. In addition, the Company has succeeded in recruiting qualified employees through referrals from its existing labor force. To encourage further referrals, the IT Services and Commercial Staffing operations pay referral fees to employees responsible for attracting new recruits. The Company interviews, tests, checks references and evaluates the skills of applicants for temporary employment, utilizing systems and procedures developed and enhanced over the years. Commercial Staffing employs temporary associates on an as needed basis dependent upon client demand. These temporary associates are paid only for time they actually work.

     In an effort to attract a broad spectrum of qualified employees, the Company offers a wide variety of employment options and training programs. In addition, IT Services operates a number of formal and informal training programs to provide its consultants with access to and training in new software applications and a diverse mix of mainframe, client/server and other computer technologies. The Company believes that these training initiatives have improved consultant recruitment and retention, increased the technical skills of IT Services’ personnel and resulted in better service for IT Services’ clients.

     The Company provides competitive compensation packages and comprehensive benefits for its Commercial Staffing temporary associates and IT Services consultants. Most of the temporary associates and IT Services consultants are also eligible for one of the Company’s 401(k) plans.

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

Systems

     Commercial Staffing uses a number of automated systems to measure the skills of the temporary employee candidates that make themselves available and to match skills with client requests. The ProficiencyPLUS program is designed to test specific computer-related skills by allowing the candidate to operate in the actual software program environment. The QuestPLUS system integrates the results of the Company’s skills testing with personal attributes and work history and automatically matches available candidates with customer requirements. This system also allows the Company to track the performance of its temporary employees and provide quality reports to customers that document the level of the Company’s performance.

     The Company utilizes separate paybill systems for IT Services and Commercial Staffing. The paybill processing systems provide payroll processing and customer invoicing. The Company has also installed common financial and human resources systems in all of its offices.

Competition

     Despite significant consolidation within the United States staffing services market, the market remains highly competitive and highly fragmented and has limited barriers to entry. A number of publicly owned companies specializing in professional staffing services in the United States have greater marketing, financial and other resources than the Company.

     In the temporary staffing industry, competition generally is limited to firms with offices located within a customer’s particular local market. In most major markets, commercial staffing competitors generally include many of the publicly traded companies and, in addition, numerous regional and local full-service and specialized temporary service agencies, some of which may operate only in a single market. Competitors for information technology services include local IT staffing and consulting firms, large, multi-service staffing and consulting firms and the consulting affiliates of large accounting firms.

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

     The competitive factors in obtaining and retaining clients include an understanding of clients’ specific job requirements, the ability to provide appropriately skilled temporary personnel at the local level in a timely manner, the monitoring of job performance quality and the price of services. The primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, responsiveness to work schedules and the number of hours of work available. Management believes that it is highly competitive in these areas due to its focus on local markets and the autonomy given to its local management.

Regulation

     Temporary employment service firms are generally subject to one or more of the following types of government regulation: (i) regulation of the employer/employee relationship between a firm and its temporary employees; (ii) registration, licensing, record keeping and reporting requirements; and (iii) substantive limitations on its operations. Staffing services firms are the legal employers of their temporary workers (other than independent contractors) and are governed by laws regulating the employer/employee relationship, such as tax withholding or reporting, social security or retirement, anti-discrimination and workers’ compensation.

Trademarks

     The Company maintains a number of trademarks, tradenames, service marks and other intellectual property rights, and licenses certain other proprietary rights in connection with its businesses. The Company is not currently aware of any infringing uses or other conditions that would materially and adversely affect its use of its proprietary rights.

Employees

     At February 28, 2003, the Company had approximately 1,025 permanent administrative employees. Additionally, approximately 1,325 of the information technology consultants in IT Services were full-time salaried or hourly employees. None of the Company’s employees are covered by collective bargaining agreements. The Company believes that its relationships with its employees are good.

Risk Factors and Forward Looking Information

     The Company’s financial performance is subject to a number of risks and uncertainties. Additionally, certain statements contained in or incorporated into this report are forward-looking statements regarding events and financial trends that may affect the Company’s future operating results or financial position. These statements may be identified by words such as “estimate,” “forecast,” “plan,” “intend,” “believe,” “should,” “expect,” “anticipate,” or variations or negatives thereof, or by similar or comparable words or phrases. Forward-looking statements are also subject to risks and uncertainties that could cause actual results to differ materially from those expressed in such statements.

     These risks and uncertainties include, but are not limited to, the following:

•	changes in levels of unemployment and other economic conditions in the United States, or in particular regions or industries;

•	continuing weakness or further reductions in corporate information technology spending levels;

•	the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions;

•	the impact of competitive pressures, including any change in the demand for the Company’s services, or the Company’s ability to maintain or improve its operating margins;

•	an Internal Revenue Service audit of the Company’s income tax returns and the risk that assessments for additional taxes, penalties and interest could be levied against the Company;

•	the entry of new competitors into the marketplace or expansion by existing competitors;

•	the Company’s success in attracting, training and retaining qualified management personnel and other staff employees;

•	reductions in the supply of qualified candidates for temporary employment or the Company’s ability to attract qualified candidates;

•	the possibility of the Company incurring liability for the activities of its temporary employees or for events impacting its temporary employees on clients’ premises;

•	the risk in an uncertain economic environment of increased incidences of employment disputes, employment litigation and workers’ compensation claims;

•	the risk that further cost cutting or restructuring activities undertaken by the Company could cause an adverse impact on certain of the Company’s operations;

•	economic declines that affect the Company’s liquidity or ability to comply with its loan covenants;

•	the risks of defaults under the Company’s credit agreements or the demand by any holder of the Company’s remaining outstanding 5.75% Notes for repayment following the occurrence of a repurchase event under the indenture applicable to the 5.75% Notes;

•	adverse changes in credit and capital markets conditions that may affect the Company’s ability to obtain financing or refinancing on favorable terms;

•	adverse changes to management’s periodic estimates of future cash flows that may affect management’s assessment of its ability to fully recover its goodwill;

•	whether governments will impose additional regulations or licensing requirements on staffing services businesses in particular or on employer/employee relationships in general; and

•	other matters discussed in this report and the Company’s other SEC filings.

Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results. The Company undertakes no obligation to update information contained in this report.

Item 2. Properties

     Generally, the Company’s offices are leased under leases of relatively moderate duration (typically three to five years, with options to extend) containing customary terms and conditions. IT Services and Commercial Staffing offices are typically in office or industrial buildings, and occasionally in retail buildings, and the Company’s headquarters facilities and regional offices are in similar facilities.

Item 3. Legal Proceedings

     From time to time the Company is involved in certain disputes and litigation relating to claims arising out of its operations in the ordinary course of business. Further, the Company periodically is subject to government audits and inspections. In the opinion of the Company’s management, matters presently pending will not, individually or in the aggregate, have a material adverse effect on the Company’s results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II.

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

     The Company’s Common Stock has traded since November 2002 on the Over the Counter Bulletin Board (the “OTC Bulletin Board”) following notification by the New York Stock Exchange (the “NYSE”) of its intent to seek the removal of the Common Stock from the NYSE list. Following an unsuccessful appeal of the NYSE’s decision pursuant to NYSE rules, the NYSE delisted the Common Stock in February 2003. The restructuring agreement for the Company’s recently completed financial restructuring contemplates that the Company will use its best efforts to procure a new stock exchange listing for the shares of Common Stock issued in the restructuring (or to be issued upon the conversion of the Series B Preferred Stock issued in the restructuring), but in the meantime the Company expects that the Common Stock will continue to trade on the OTC Bulletin Board.

     As of February 28, 2003, there were approximately 5,044 shareholders based on the number of holders of record and an estimate of the number of individual participants represented by securities position listings.

     The Company’s policy has been to retain earnings for use in its business and, accordingly, it has not historically paid cash dividends on the Common Stock. In addition, the Company’s revolving credit facility currently prohibits the payment of dividends. In the future, the Company’s Board of Directors will determine whether to pay cash dividends based on conditions then existing, including the Company’s earnings, financial condition, capital requirements, financing arrangements, the terms of the Company’s credit agreements and any other factors deemed relevant by the Board of Directors.

     The following table sets forth the high, low and closing sales prices for the Common Stock as reported on the New York Stock Exchange for each quarter during the fiscal year ended December 30, 2001, as well as for each quarter during the fiscal year ended December 29, 2002, through November 20, 2002. It also sets forth the range of high and low bids for the Common Stock from November 21, 2002 through the end of fiscal 2002 as reported by the OTC Bulletin Board:

	High	Low	Close

2002
First Quarter	$1.50	$0.81	$1.35
Second Quarter	1.64	0.80	0.90
Third Quarter	1.00	0.24	0.35
Fourth Quarter (through November 20, 2002)	0.37	0.12	0.14
Fourth Quarter (beginning November 21, 2002)	0.18	0.06	0.14
2001
First Quarter	$3.25	$1.20	$1.20
Second Quarter	2.07	1.09	1.38
Third Quarter	1.48	0.77	0.85
Fourth Quarter	1.11	0.40	0.88

The last reported bid price on March 31, 2003 was $0.17.

Item 6. Selected Financial Data.

     The information required by this Item is included in the Company’s Annual Report under the caption “Selected Financial Data,” which information is set forth in Exhibit 13.1 to this Form 10-K and is hereby incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The information required by this Item is included in the Company’s Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which information is set forth in Exhibit 13.1 to this Form 10-K and is hereby incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information required by this Item is included in the Company’s Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Market Risk Disclosures,” which information is set forth in Exhibit 13.1 to this Form 10-K and is hereby incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

     The information required by this Item is included in the Company’s Annual Report under the captions “Report of Independent Accountants,” “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Shareholders’ Equity (Deficit),” “Consolidated Statements of Cash Flows” and “Notes to

Consolidated Financial Statements,” which information is set forth in Exhibit 13.1 to this Form 10-K and is hereby incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     The Company has no disagreements on accounting or financial disclosure matters with its independent public accountants to report under this Item 9.

PART III.

Item 10. Directors and Executive Officers of the Registrant.

Information About Directors and Executive Officers

     The following table sets forth information about our executive officers and directors as of the date of this report:

Name	Age	Position

Larry L. Enterline	50	Chief Executive Officer and Director
James C. Hunt	46	President and Chief Financial Officer
Michael H. Barker	48	President – Division Operations
Ken R. Bramlett, Jr.	43	Senior Vice President, General Counsel and Secretary
Thomas E. Stafford	58	Vice President of Human Resources
James V. Napier (1)(3)(5)	66	Director
Christopher Pechock (1)(2)(3)(4)	38	Director
Elias J. Sabo (1)(2)(3)(4)	32	Director
Janice L. Scites (3)	52	Director
William J. Simione, Jr. (2)(3)(5)	61	Director
Victor E. Mandel(4)	38	Director

(1)	Member of the Compensation Committee of the Board of Directors.

(2)	Member of the Governance Committee of the Board of Directors.

(3)	Member of the Audit Committee of the Board of Directors.

(4)	Messrs. Pechock, Sabo and Mandel were appointed to the Board in April 2003 to fill vacancies created following the completion of the Company’s financial restructuring. The Company is considering the Committee memberships of each of its Board members and may change the composition of certain or all of its Board Committees following a transitional period.

(5)	Messrs. Napier and Simione are currently serving as Class II directors and have advised the Company that they do not intend to stand for reelection to the Board at the Company’s upcoming 2003 Annual Meeting of Shareholders.

     Larry L. Enterline: Mr. Enterline has served as our Chief Executive Officer and as a director since December 2000. From 1984 to 1989, Mr. Enterline served as Vice President of Marketing and Sales with Bailey Controls. From 1989 to 1999, Mr. Enterline served in various management roles with Scientific-Atlanta, Inc., most recently as a Senior Vice President in charge of its worldwide sales and service organization. Mr. Enterline holds a bachelor’s degree in electrical engineering and a Master’s degree in business administration.

     James C. Hunt: Mr. Hunt has served as our President and Chief Financial Officer since January 2001. Prior to that time, Mr. Hunt served as our President from October 1999 to January 2001, Chief Financial Officer and Treasurer from March 1997 until October 1999 and Senior Vice President from January 1997 until March 1997. Mr. Hunt served as a director from January 1997 to April 2003. Prior to joining us in January 1997, Mr. Hunt spent 18 years with Arthur Andersen LLP, a worldwide accounting and consulting firm, the last six years as a partner.

     Michael H. Barker: Mr. Barker has served as President of Division Operations since January 2003. From January 2001 through January 2003, Mr. Barker served as President of our IT Services Division. Prior to that time, Mr. Barker served as President of Division Operations from October 1999 to January 2001 and as President of the Commercial Staffing division from January 1998 until October 1999. Prior to joining us, from 1995 to 1997 Mr. Barker served as the Chief Operations Officer for the Computer Group Division of IKON Technology Services, a diversified technology company.

     Ken R. Bramlett, Jr.: Mr. Bramlett has served as our Senior Vice President, General Counsel and Secretary since January 2001. Prior to that time, Mr. Bramlett served as our Chief Financial Officer and Treasurer from October 1999 to January 2001 and as our Senior Vice President, General Counsel and Secretary from October 1996 until October 1999. Mr. Bramlett also served as a director from August 1997 to January 2001. Prior to joining us in October 1996, Mr. Bramlett spent 12 years with Robinson, Bradshaw & Hinson, P.A., a Charlotte, North Carolina law firm, the last six years as a partner. Mr. Bramlett serves on the board of directors of World Acceptance Corporation, a small loan consumer finance company headquartered in Greenville, South Carolina.

     Thomas E. Stafford: Mr. Stafford has served as our Vice President of Human Resources since January 2000. Prior to that time, Mr. Stafford served as the Director of Human Resources for the Film and Fiber Division of Hoechst Celanese Corporation from 1992 to April 1998 and as Director of Benefits from April 1998 to April 1999.

     James V. Napier: Mr. Napier has served as a director since September 1995. From November 1992 to November 2000, Mr. Napier served as the Chairman of Scientific-Atlanta, Inc., a telecommunications company. In addition to serving on our board of directors and on Scientific-Atlanta’s Board, Mr. Napier serves on the boards of directors of Engelhard Corporation, Vulcan Materials Company, McKesson Corporation, Intelligent Systems Corporation and WABTEC Corp.

     Christopher Pechock: From 1998 to 2003, Mr. Pechock has served as a partner at MatlinPatterson Global Opportunities Partners, an asset management firm specializing in corporate restructurings, and its predecessor. From 1996 to 1998, Mr. Pechock was employed by Turnberry Capital Management, a capital management firm. Mr. Pechock has a Master’s degree in business administration from Columbia Business School. Mr. Pechock also serves on the board of directors of Huntsman Holdings, Inc. and several private companies.

     Elias J. Sabo: From 1998 to 2003, Mr. Sabo has served as a founding partner at The Compass Group International LLC. Prior to joining Compass, Mr. Sabo worked in the acquisition department for Colony Capital, a Los Angeles-based real estate private equity firm, from 1992 to 1996 and as a healthcare investment banker for CIBC World Markets (formerly Oppenheimer & Co.) from 1996 to 1998. Mr. Sabo also serves on the boards of directors of several private companies.

     Janice L. Scites: Ms. Scites has served as a director since August 1999. Since 2000, Ms. Scites has served as President of Scites Associates, Inc., an information technology and management consulting firm. From 1995 to 2000, Ms. Scites served in various management roles with AT&T, initially as Vice President in its Business Customer Care and Value-Added Services organizations and most recently as Vice President in the Internet Implementation Strategy Group. Prior to joining AT&T, Ms. Scites spent 13 years with Phoenix Mutual Life Insurance Company and five years with Connecticut Mutual Life Insurance Company. Ms. Scites also serves on the board of directors of Central Vermont Public Service Corporation, a Vermont-based electric utility.

     William J. Simione, Jr.: Mr. Simione has served as a director since September 1995. From January 1996 to October 2001, Mr. Simione served as President of Simione Consulting, LLC, a subsidiary of CareCentric, Inc. (formerly Simione Central Holdings, Inc.). Since October 2001, Mr. Simione has served as managing principal of Simione Consulting, LLC, which provides consulting services and information systems to the home healthcare industry. Mr. Simione also serves on the board of directors of CareCentric, Inc. He is a member of the Prospective Payment Task Force, a Regulatory Affairs Subcommittee for the National Association for Home Care, and is one of the Subcommittee’s National Reimbursement Consultants.

     Victor E. Mandel: Since 2001, Mr. Mandel has served as founder and Managing Member of Criterion Capital Management, an investment company. From May 1999 to November 2000, Mr. Mandel was Executive Vice President—Finance and Development of Snyder Communications, Inc., with operating responsibility for its publicly-traded division Circle.com. From June 1991 to May 1999, Mr. Mandel was a Vice President in the Investment Research department at Goldman Sachs & Co. covering emerging growth companies.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Executive officers, directors and greater than 10% stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us during and for the fiscal year ended December 29, 2002, our executive officers and directors and any greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

Item 11. Executive Compensation.

     The following table sets forth compensation information for fiscal years 2002, 2001 and 2000 for those persons who were, except as otherwise noted, our Chief Executive Officer and our four other most highly paid executive officers as of December 29, 2002:

						Long Term
						Compensation
						Awards

		Annual Compensation				Securities
					Other Annual	Underlying	All Other
Name and Principal Position		Salary	Bonus		Compensation	Options(#)(1)	Compensation

Larry L. Enterline (2)	2002	$409,476	$—	(3)	$—	—	$—
Chief Executive Officer	2001	414,666	—	(3)	—	—	4,404	(4)
	2000	5,000	—		—	700,000	—
James C. Hunt	2002	$307,445	$147,000		$—	—	$50,000	(5)
President and Chief Financial Officer	2001	307,965	200,000		—	50,000	131,216	(6)
	2000	308,100	—		—	40,000	50,000	(7)
Michael H. Barker	2002	$246,741	$84,000		$—	—	$2,750	(5)
President – Division Operations	2001	247,379	108,000		—	40,000	67,759	(6)
	2000	247,870	—		—	40,000	16,236	(7)
Ken R. Bramlett, Jr.	2002	$247,175	$84,000		$—	—	$20,160	(5)
Senior Vice President, General Counsel and	2001	247,695	96,000		—	30,000	102,013	(6)
Secretary	2000	248,100	—		—	40,000	50,000	(7)
Thomas M. Wittenschlaeger (8)	2002	$205,441	$70,000		$—	—	$16,215	(5)
Senior Vice President, Corporate	2001	165,336	69,750		—	50,000	27,376	(9)
Development and Chief Technology Officer

(1)	Option grants for the named officers in 2000 and 2001 generally vested 25% on each of the first four anniversaries of the grant dates. In connection with the Company’s recently completed financial restructuring, each of the named executives has irrevocably waived his right to exercise all of his outstanding PGA stock options granted under the 1995 Stock Option Plan, including these options, and has forfeited all of such options to the Company.

(2)	Mr. Enterline was appointed as our Chief Executive Officer in December 2000.

(3)	At the request of the Compensation Committee, Mr. Enterline has deferred the payment of his bonuses for 2001 and 2002. Mr. Enterline’s bonus for 2001 was a guaranteed $400,000, and his bonus for 2002 was $280,000.

(4)	Represents relocation expense reimbursements paid to Mr. Enterline in 2001.

(5)	Represents 2002 allocations to our non-qualified profit-sharing plan for Messrs. Hunt, Bramlett and Wittenschlaeger and a matching contribution to our IT Services Division 401(k) plan for Mr. Barker.

(6)	Represents 2001 allocations to our non-qualified profit-sharing plan for Messrs. Hunt, Barker and Bramlett of $50,000, $17,964 and $19,903, respectively, and $81,216, $49,795 and $82,110, respectively, paid to the named officers in connection with the termination and amendment of then in effect vacation and paid time off plans.

(7)	Represents 2000 allocations to our non-qualified profit-sharing plan for the named officers.

(8)	Mr. Wittenschlaeger served as our Senior Vice President, Corporate Development and Chief Technical Officer from April 2001 until his resignation in January 2003.

(9)	Represents a 2001 allocation to our non-qualified profit-sharing plan for Mr. Wittenschlaeger of $10,020 and $17,356 of relocation expense reimbursements.

     The Company did not grant stock options to any of the named officers in 2002.

Option Year-End Value Table

     The following table sets forth certain information concerning unexercised options held as of the end of 2002. None of the named officers exercised any options during 2002.

Fiscal Year-End Option Value

	Number of Securities Underlying		Value of Unexercised In-the-Money
	Unexercised Options at FY-End (#)(1)		Options at FY-End ($)(2)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Larry L. Enterline	350,000	350,000	$0	$0
James C. Hunt	296,248	71,574	0	0
Ken R. Bramlett, Jr.	177,771	52,199	0	0
Michael H. Barker	103,471	54,375	0	0
Thomas M. Wittenschlaeger	12,500	37,500	0	0

(1)	In connection with PGA’s recently completed financial restructuring, each of the named officers has irrevocably waived his rights to exercise all of these options and forfeited them to the Company.

(2)	The fair market value of the common stock used for these computations was $0.14, which was the last bid price for our Common Stock on the OTC Bulletin Board on December 27, 2002.

Employment Agreements

     The following six paragraphs describe the employment agreements with our executive officers that were in effect until the completion of our financial restructuring in April 2003, or in the case of Mr. Wittenschlaeger, until his resignation as an executive officer in January 2003.

     Larry L. Enterline was employed pursuant to a letter agreement dated December 20, 2000. The letter agreement provided for (i) an annual base salary of $400,000 (subject to annual adjustment as determined by the Compensation Committee), and (ii) the right to earn bonuses under the Company’s Management Incentive Compensation Plan. The letter agreement also provided for a minimum annual bonus for 2001 of $400,000, but the Compensation Committee notified Mr. Enterline in December 2001 that it had elected to defer the payment of his 2001 bonus until January 2003. The letter agreement did not specify a term of employment for Mr. Enterline. However, it did provide that if Mr. Enterline’s employment were terminated within the first two years by the Company other than for cause or by Mr. Enterline following a change in control of the Company, the Company would pay Mr. Enterline severance equal to 12 months’ salary and any unpaid bonus to which he would otherwise have been entitled, and all unvested options to purchase Common Stock then held by Mr. Enterline would become immediately exercisable.

     James C. Hunt was employed pursuant to the terms of an employment agreement, dated as of January 2, 1997, that provided for his employment until December 31, 2002, subject to automatic renewal for successive one-year periods unless either the Company or Mr. Hunt gave notice of non-renewal six months prior to expiration. Neither the Company nor Mr. Hunt gave notice of non-renewal prior to June 30, 2002. The employment agreement provided for (i) an annual base salary of $300,000 (subject to annual adjustment as determined by the Compensation Committee) and (ii) the right to earn bonuses under the Company’s Management Incentive Compensation Plan.

     Michael H. Barker was employed pursuant to the terms of an employment agreement, dated as of January 19, 1998, that provided for his employment until January 18, 2003, subject to automatic renewal for successive one-year periods unless either the Company or Mr. Barker gave notice of non-renewal six months prior to expiration. Neither the Company nor Mr. Barker gave notice of non-renewal prior to July 18, 2002. The employment agreement provided for (i) an annual base salary of $240,000 (subject to annual adjustment as determined by the Compensation Committee) and (ii) the right to earn bonuses under the Company’s Management Incentive Compensation Plan.

     Ken R. Bramlett, Jr. was employed pursuant to the terms of an employment agreement, dated as of October 7, 1996, that provided for his employment until September 30, 2002, subject to automatic renewal for successive one-year periods unless either the Company or Mr. Bramlett gave notice of non-renewal six months prior to expiration. Neither the Company nor Mr. Bramlett gave notice of non-renewal prior to March 31, 2002. The employment agreement provided for (i) an annual base salary of $240,000 (subject to annual adjustment as determined by the Compensation Committee) and (ii) the right to earn bonuses under the Company’s Management Incentive Compensation Plan.

     Thomas M. Wittenschlaeger was employed pursuant to the terms of an employment agreement, dated as of April 11, 2001, that provided for his employment until April 11, 2003, subject to automatic renewal for successive one-year periods unless either the Company or Mr. Wittenschlaeger gave notice of non-renewal six months prior to expiration. The employment agreement currently provides for (i) an annual base salary of $200,000 (subject to annual adjustment as determined by our Compensation Committee) and (ii) the right to earn bonuses under the Company’s Management Incentive Compensation Plan. In accordance with the terms of Mr. Wittenschlaeger’s separation arrangement, the Company will pay him severance equal to one year’s base salary.

     Each of these employment agreements for Messrs. Hunt, Barker, Bramlett and Wittenschlaeger also provided that if the employment agreement were terminated by the Company other than for cause, or by the executive upon a change in terms and conditions of employment or following a change in control of the Company, the Company would pay the executive severance equal to 12 months’ salary (24 months’ salary, in the case of Mr. Hunt) and any unpaid bonus to which he would otherwise have been entitled, and all unvested options to purchase Common Stock then held by the executive would become immediately exercisable. Each employment agreement also contained a provision prohibiting the executive from competing with the Company or soliciting employees and customers of the Company for a period of two years from the date his employment with the Company ceased.

     Each of Messrs. Enterline, Hunt, Barker and Bramlett is now employed pursuant to an employment agreement dated as of the closing date of our financial restructuring. Each employment agreement provides for an annual base salary (subject to annual adjustment as determined by our Compensation Committee), the right to earn annual bonuses as described below and in the event that our shareholders approve our new equity incentive plan at our 2003 annual meeting, the right to participate in such new plan. The initial annual base salaries established in these agreements for Messrs. Enterline, Hunt, Barker and Bramlett are $400,000, $300,000, $240,000 and $240,000, respectively. Each employment agreement is for an initial term of two years, with automatic one-year extensions thereafter unless either party provides written notice of termination at least three months prior to any scheduled expiration date.

     Each annual bonus under these employment agreements will have both an objective component and a subjective component: 70% of the bonus will be tied to achievement of at least 90% of a targeted EBITDA figure for the year, with the executive eligible to earn the maximum portion of this component of the bonus if we achieve 140% of the targeted EBITDA figure. The remaining 30% will be subject to the discretion of our Compensation Committee. The targeted EBITDA bonus awards for each executive officer will be determined as a percentage of the executive’s base salary, as follows:

		Maximum
Executive	Bonus at Target EBITDA(1)	Bonus(1)

Larry L. Enterline	30%	100%
James C. Hunt	30%	90%
Michael H. Barker	30%	90%
Ken R. Bramlett, Jr.	30%	60%

(1)	Percentage of base salary. The Bonus at Target EBITDA column is based upon achievement of 100% of the targeted EBITDA number, while the Maximum Bonus column is based upon achievement of 140% of the targeted EBITDA number. Both columns are based upon full award of the 30% of bonus that is subject to the Compensation Committee’s discretion.

     In connection with our recently completed financial restructuring, each of the named officers has irrevocably waived all of his rights to exercise his outstanding stock options granted under our 1995 Stock Option Plan and forfeited all of such options to the Company. For the number of options forfeited by each of these executives, see the table labeled “Fiscal Year-End Option Value” above. Each of these officers has also been awarded an initial grant of stock options under our new 2003 Equity Incentive Plan , subject to shareholder approval of the new plan at our upcoming 2003 Annual Meeting of Shareholders. Those initial stock option awards under the new plan were for 5,750,000 shares to Mr. Enterline, 2,985,000 shares to Mr. Hunt, 2,250,000 shares to Mr. Barker and 1,600,000 shares to Mr. Bramlett and all have exercise prices higher than the per share trading price of the Common Stock on the date of the award.

     The employment agreement of each of Messrs. Enterline, Hunt, Barker and Bramlett provides that options granted under the new equity incentive plan to these executive officers will vest on a pro rata basis over 4 years. If any of these executive officers is terminated without cause prior to the first anniversary of the date of his employment agreement, 25% of the options initially granted to him will vest automatically as of the date of termination. In addition, all of these options will vest automatically in the event of a change of control involving the Company. Following a termination of employment, each executive will have three months to exercise his vested stock options unless his termination was without cause, in which event the exercise period will be extended to 12 months.

     The employment agreements for Messrs. Enterline, Barker and Bramlett also provide these executive officers with one year of severance upon termination (including any non-renewal) without cause. Mr. Hunt’s employment agreement provides him with two years of severance. Each of the four employment agreements requires the executive to agree to customary non-compete and non-solicitation provisions.

     The employment agreements for Messrs. Enterline and Bramlett also provide them with additional severance benefits if there is a change of control involving the Company in the first year of their agreements’ term (i.e., before April 2004). If a change of control occurs during this first year, the severance benefits for Messrs. Enterline and Bramlett severance will be extended to two years from one year. However, if the sale price per share of our capital stock in such change of control transaction represents a total equity value of more than $100 million each of these officers’ additional severance will be reduced, dollar for dollar, if and to the extent that the sum of any stock option gains realized by the officer in such change of control transaction, plus the additional severance, exceeds the sum of the officer’s additional severance plus his realized stock option gains in a change of control transaction with a total equity value equal to $100 million.

Director Compensation

     In 2002, Mr. Kevin Egan was paid $10,000 for his service as non-executive Chairman of the Board during the year and $10,000 for special services as a director in connection with our financial restructuring. Additionally, each non-employee director received an annual retainer of $15,000, and an additional annual retainer of $1,000 for each Board committee he or she chaired. Non-employee directors also received meeting fees of $1,000 per Board meeting attended and $750 per committee meeting attended, plus reimbursement of expenses. Members of the Special Committee of the Board received an additional $10,000 for their service on that committee. Mr. Egan and Mr. Roger King (each of whom had served on our Board of Directors since 1995) recently resigned from the Board simultaneously with the closing of our financial restructuring.

     We offer a deferred fee plan for our non-employee directors under which participating directors may defer any or all of their retainer and meeting fees for specified time periods. The deferred fee plan is non-qualified for tax purposes. Deferred fees under the plan earn interest at the prime rate or, at each participating director’s option, a return based on our stock price performance over time. Each non-employee director, except for Mr. King, elected to defer 100% of the retainer and meeting fees to which he or she otherwise was entitled in 2002 under the deferred fee plan. None of our directors are participating in this plan for 2003.

     Each of our 2002 directors also received an annual option grant to purchase 3,000 shares of common stock in 2002 under our 1995 Stock Option Plan, which required that the exercise price for options granted under the plan equal the fair market value of our common stock on the date of grant. In connection with the Company’s recently completed financial restructuring, each of our 2002 directors (other than Mr. King) has irrevocably waived his or her right to exercise all of his or her outstanding PGA stock options granted under the 1995 Stock Option Plan, including these options, and has forfeited all of such options to the Company. Additionally, the 1995 Stock Option Plan has been terminated.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth, as of March 31, 2003 (except where otherwise noted), the number and percentage of outstanding shares beneficially owned by each person known by us to own beneficially more than 5% of our common stock, by each of our directors who were serving as directors on March 31, 2003, by our Chief Executive Officer, by all of our executive officers (including the four other most highly paid executive officers for 2002) and by all of our 2002 directors and executive officers as a group. Except as otherwise set forth below, each stockholder named has sole voting and investment power with respect to his or her or its shares.

	Amount and Nature of Shares		Percent of Common
Name and Address* of Beneficial Owner	Beneficially Owned(1)		Stock Outstanding

MatlinPatterson Global Opportunities Partners L.P. and MatlinPatterson Global Opportunities Partners (Bermuda) L.P.	3,398,568	(2)	11.2%
520 Madison Avenue
New York, New York 10022 and Links Partners, L.P. and Inland Partners, L.P. 61 Wilton Avenue, 2nd Floor Westport, Connecticut 06880
Amalgamated Gadget, L.P.	2,012,051	(3)	7.3%
City Center Tower II
301 Commerce Street, Suite 2975
Fort Worth, Texas 76102
SC Fundamental Value Fund, L.P. et al	1,583,087	(4)	5.9%
420 Lexington Avenue, Suite 2601
New York, New York 10170
Larry L. Enterline	450,000		1.7%
James C. Hunt	334,282	(5)	1.2%
Michael H. Barker	144,948		**
Ken R. Bramlett, Jr.	202,185	(6)	**
Thomas M. Wittenschlaeger	37,500		**
Thomas E. Stafford	15,063		**
Kevin P. Egan	201,974		**
J. Roger King	99,200	(7)	**
James V. Napier	85,000		**
William J. Simione, Jr.	48,000		**
Janice L. Scites	35,750		**
All directors and executive officers as a group (11 persons)	1,653,902	(8)	5.9%

*	Addresses are furnished only for beneficial owners of more than 5% of our common stock

**	Less than one percent

(1)	Includes the following shares subject to stock options exercisable within 60 days after March 31, 2003: Mr. Enterline – 350,000; Mr. Hunt – 311,572; Mr. Barker – 113,471; Mr. Bramlett – 188,095; Mr. Wittenschlaeger – 12,500; Mr. Stafford – 13,125; Mr. Egan – 97,000; Mr. Napier – 40,000; Mr. King – 40,000; Mr. Simione – 40,000; Ms. Scites – 24,750; and all directors and executive officers as a group – 1,230,513. Each of these persons (other than Mr. King) has irrevocably waived his or her right to exercise all of these options and has forfeited all of such options to the Company. Additionally, the 1995 Equity Participation has been terminated

(2)	The amount and nature of the shares beneficially owned are as of March 14, 2003, and are based on the most recent Schedule 13D amendment on file with us. Such amendment was filed by MatlinPatterson Global Opportunities Partners L.P., MatlinPatterson Global Opportunities Partners (Bermuda) L.P., Links Partners, L.P., Inland Partners, L.P., MatlinPatterson Global Advisers LLC, MatlinPatterson Global Partners LLC, MatlinPatterson Asset Management LLC, MATLINPATTERSON LLC, Coryton Management Ltd., Arthur Coady, Elias Sabo and I. Joseph Massoud and the parties reported shared voting and dispositive powers with respect to all shares reported.

(3)	The amount and nature of the shares beneficially owned are as of February 10, 2003, and are based on the most recent Schedule 13G (or amendment thereto) on file with us. Amalgamated Gadget reports sole voting and dispositive power with respect to only 1,223,000 of the shares reported.

(4)	In its Schedule 13G dated as of January 2, 2003, the most recent Schedule 13G or amendment on file with us, SC Fundamental Value Fund, L.P., reports voting and dispositive power with respect to 647,150 shares, and SC Fundamental Value BVI, Ltd. reports sole voting and dispositive power with respect to 823,641 shares. Related parties variously report shared voting and dispositive power with respect to 647,150, 823,641 and 1,470,791 shares.

(5)	Includes 1,120 shares held in the names of Mr. Hunt’s spouse and children.

(6)	Includes 500 shares held in the name of Mr. Bramlett’s spouse.

(7)	Includes 8,500 shares and options to purchase 15,500 shares over which beneficial ownership has been transferred to Mr. King’s ex-spouse under the terms of a property settlement. Mr. King disclaims beneficial ownership of these shares. Also includes 1,700 shares held in the name of Mr. King’s current spouse.

Equity Compensation Plan Information

     The table below contains information about the Company’s compensation plans as of December 29, 2002 under which equity securities of the Company are authorized for issuance.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights	and rights	(a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,837,635	$6.63	2,162,968
Equity compensation plans not approved by security holders	—	—	—

Total (2)	2,837,635	$6.63	2,162,968

(1)	A number of the Company’s employees, including each of the Company’s executive officers at the end of 2002, and all but one of the Company’s 2002 Directors have irrevocably cancelled any and all rights that they had to exercise any and all stock options that were previously granted to such persons and agreed that all such options would be forfeited to the Company. These directors and employees held in the aggregate 2,190,030 of the stock options that were outstanding under the 1995 Stock Option Plan as of December 29, 2002. As a result of these voluntary forfeitures, only 545,445 stock options remain outstanding under the 1995 Stock Option Plan and these options have a weighted average exercise price of $9.23 per share. Although the 1995 Stock Option Plan has been terminated and no future issuances thereunder will be made, these remaining outstanding stock options will continue to be exercisable in accordance with their terms.

(2)	Excludes 1,734,894 shares reserved at December 29, 2002 for issuance under the Company’s 2001 Non-Qualified Employee Stock Purchase Plan, which plan was terminated on December 31, 2002.

Item 13. Certain Relationships and Related Transactions

     The Company has no relationships or transactions to report under this Item 13.

Item 14. Controls and Procedures

     Within the 90 days prior to the date of this annual report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (“disclosure controls”), and its internal controls and procedures for financial reporting (“internal controls”). Disclosure controls mean those controls and other procedures that are designed for the purpose of ensuring that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Internal controls are procedures designed for the purpose of providing reasonable assurance that the Company’s transactions are properly authorized, its assets are safeguarded against unauthorized or improper use and its transactions are properly recorded and reported, all to permit the preparation of the Company’s financial statements in conformity with generally accepted accounting principles. This evaluation was performed under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

a.	Documents filed as part of this report:

(1)	The following Report of Independent Accountants and financial statements of the Company are contained in Item 8 above:

Consolidated Financial Statements:

Report of Independent Accountants

Consolidated Balance Sheets as of December 29, 2002 and December 30, 2001

Consolidated Statements of Operations for the years ended December 29, 2002, December 30, 2001 and December 31, 2000

Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended December 29, 2002, December 30, 2001 and December 31, 2000

Consolidated Statements of Cash Flows for the years ended December 29, 2002, December 30, 2001 and December 31, 2000

Notes to Consolidated Financial Statements

(2)	No financial statement schedules are filed as part of this report. All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the notes to the financial statements referred to above.

(3)	Exhibits:

The Exhibits filed with or incorporated by reference into this annual report on Form 10-K are listed in the accompanying Exhibit Index.

b.	Reports on Form 8-K:

The Company submitted the following reports on Form 8-K during the fourth quarter:

(i)	November 12, 2002, in which the Company reported on the execution of an Agreement in Principle for a financial restructuring; and

(ii)	November 19, 2002, in which the Company commented on an announcement by the NYSE of its intent to suspend the Common Stock from trading on the NYSE and to seek the delisting of the Common Stock.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2003.

PERSONNEL GROUP of AMERICA, INC.

By:	/s/ Larry L. Enterline

Larry L. Enterline Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the Chief Executive Officer and Chief Financial Officer of the Company, and by a majority of the Company’s Board of Directors, on April 14, 2003.

Signature

/s/ Larry L. Enterline Larry L. Enterline	Chief Executive Officer and Director

/s/ James C. Hunt James C. Hunt	President and Chief Financial Officer

/s/ James V. Napier James V. Napier	Director

/s/ William J. Simione, Jr. William J. Simione, Jr.	Director

/s/ Janice L. Scites Janice L. Scites	Director

CERTIFICATIONS

     I, Larry L. Enterline, certify that:

     1.     I have reviewed this annual report on Form 10-K of Personnel Group of America, Inc. (the “registrant”);

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003	/s/ Larry L. Enterline

Larry L. Enterline Chief Executive Officer

CERTIFICATIONS

I, James C. Hunt, certify that:

     1.     I have reviewed this annual report on Form 10-K of Personnel Group of America, Inc. (the “registrant”);

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003	/s/ James C. Hunt

James C. Hunt President and Chief Financial Officer

EXHIBIT INDEX

		Filed Herewith (*)
		Non-Applicable (NA)
		or Incorporated by
		Reference from
		Previous	Company Reg. No.
Exhibit		Exhibit	or
Number	Description	Number	Report

3.1	Restated Certificate of Incorporation of the Company, as amended	3.1	333-31863

3.2	Amended and Restated Bylaws of the Company	3.2	33-95228

4.0	Specimen Stock Certificate	4.0	33-95228

4.1	Rights Agreement between the Company and First Union National Bank (as successor trustee)	1	0-27792

4.2	First Amendment to Rights Agreement	4.1	8-K filed 12/31/01

4.3	Indenture between the Company and HSBC Bank USA (as successor trustee)	4.2	333-31863

4.4	Form of Note Certificate for 5-3/4% Convertible Subordinates Notes	4.3	333-31863

10.1+	1995 Equity Participation Plan, as amended	10.1	333-31863

10.2+	Amended and Restated Management Incentive Compensation Plan	10.2	10-K for year ended 1/3/99

10.3+	2001 Non-Qualified Employee Stock Purchase Plan	4.1	333-66334

10.4#+	Director and Officer Indemnification Agreement of James V. Napier	10.3	10-K for year ended 12/31/95

10.5+	Letter of Employment between the Company and Larry L. Enterline	10.5	10-K for year ended 12/31/00

10.6+	Supplemental Retirement Plan for Edward P. Drudge, Jr.	10.7	10K for year ended 1/2/00

10.7+	Form of Retirement Agreement between the Company and Edward P. Drudge, Jr.	10.8	10-K for year ended 1/2/00

10.8+	Employment Agreement between the Company and James C. Hunt	10.10	10-K for year ended 12/29/96

10.9+	Employment Agreement between the Company and Ken R. Bramlett, Jr.	10.13	10-K for year ended 12/29/96

		Filed Herewith (*)
		Non-Applicable (NA)
		or Incorporated by
		Reference from
		Previous	Company Reg. No.
Exhibit		Exhibit	or
Number	Description	Number	Report

10.10+	Employment Agreement between the Company and Michael H. Barker	10.9	10-K for year ended 1/3/99

10.11+	Employment Agreement between the Company and Thomas M. Wittenschlaeger	10.11	10-K for year ended 12/30/01

10.12	Amended and Restated Non-Qualified Profit-Sharing Plan	10.16	10-K for year ended 12/29/96

10.13+	Director’s Non-Qualified Deferred Fee Plan	10.12	10-K for year ended 12/28/97

10.14	Amendment No. 4 to Amended and Restated Credit Agreement among the Company and its subsidiaries, the lenders party thereto and Bank of America, as Agent	99.2	8-K filed 2/12/02

10.15	Equity Appreciation Rights Agreement	99.3	8-K filed 2/12/02

10.16	Registration Rights Agreement between the Company and the Initial Purchasers	10.17	333-31863

10.17	Agreement-in-principle among the Company, certain of its lenders under Amendment No. 4 to the Amended and Restated Credit Agreement and certain holders of the Company’s 5-3/4% Convertible Subordinated Notes, due 2004	99.2	8-K filed 11/12/02

10.18	Purchase Option Agreement among the Company, certain of its lenders and Bank of America, N.A., as agent under Amendment No. 4 to the Amended and Restated Credit Agreement, and certain holders of the Company’s 5-3/4% Convertible Subordinated Notes, due 2004	99.3	8-K filed 11/12/02

10.19	Amendment No. 5 to Amended and Restated Credit Agreement among the Company and its subsidiaries, the lenders party thereto and Bank of America, as Agent	*

Filed Herewith (*)
Non-Applicable (NA)
or Incorporated by
Reference from
		Previous	Company Reg. No.
Exhibit		Exhibit	or
Number	Description	Number	Report

12.1	Statement regarding computation of ratio of earnings to fixed charges	*

13.1	Those portions of the Annual Report incorporated by reference in Parts II, Items 6, 7, 7A and 8 and Part IV, Item 15(a)(1) of this report	*

21.1	Subsidiaries of the Company	*

23.1	Consent of PricewaterhouseCoopers LLP	*

99.1	Section 906 Certification of Larry L. Enterline, Chief Executive Officer of the Company	*

99.2	Section 906 Certification of James C. Hunt, Chief Financial Officer of the Company	*

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