Form 10-Q
period 2003-03-30
PERSONNEL GROUP OF AMERICA INC
filed 2003-05-14
CIK 948850

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending March 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [    ] No [ X ]

     As of May 11, 2003, 47,821,637 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

PERSONNEL GROUP OF AMERICA, INC.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Personnel Group of America, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations
For the Periods Ended March 30, 2003 and March 31, 2002
(in thousands, except per share data)

	Three months ended

	March 30,	March 31,
	2003	2002

Revenues	$120,715	$142,053
Direct costs of services	95,640	108,292

Gross profit	25,075	33,761
Operating expenses:
Selling, general and administrative	25,371	30,161
Depreciation and amortization	1,412	1,841
Restructuring and rationalization charges	1,600	263

Operating income (loss)	(3,308)	1,496
Interest expense	4,392	4,288

Loss before income taxes and cumulative effect of change in accounting principle	(7,700)	(2,792)
Provision for income taxes	—	4,342

Loss before cumulative effect of change in accounting principle	(7,700)	(7,134)
Cumulative effect of change in accounting principle, net of taxes	—	(242,497)

Net loss	$(7,700)	$(249,631)

Basic and diluted earnings per common share:
Loss before cumulative effect of change in accounting principle	$(0.29)	$(0.27)
Cumulative effect of change in accounting principle	—	(9.08)

Net loss	$(0.29)	$(9.35)

The accompanying notes are an integral part of these statements.

Personnel Group of America, Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets — March 30, 2003 and December 29, 2002
(in thousands, except per share data)

	March 30, 2003
			December 29,
	Pro Forma	Historical	2002

Assets
Current Assets:
Cash and cash equivalents	$1,390	$21,338	$22,623
Accounts receivable, net of allowance for doubtful accounts of $3,044 and $2,956 in 2003 and 2002, respectively	68,505	68,505	76,178
Prepaid expenses and other current assets	4,214	4,214	3,940
Recoverable income taxes	24,757	24,757	25,476

Total current assets	98,866	118,814	128,217
Property and equipment, net	12,345	12,345	13,240
Goodwill	103,532	103,532	103,532
Other assets	1,219	1,882	2,417

Total assets	$215,962	$236,573	$247,406

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$24,596	$38,281	$38,633
Accounts payable	8,151	8,151	9,887
Accrued wages, benefits and other	58,524	61,200	62,203

Total current liabilities	91,271	107,632	110,723
Long-term debt -
Convertible, subordinated notes	5,339	115,000	115,000
Revolving credit facility	63,905	65,015	65,015
Other long-term liabilities	8,535	8,974	9,016

Total liabilities	169,050	296,621	299,754
Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock, $.01 par value; shares authorized 5,000; no shares issued and outstanding	10	—	—
Common stock, $.01 par value; shares authorized 95,000; 33,065 shares issued and outstanding	540	331	331
Additional paid-in capital	337,227	315,404	315,404
Retained earnings (accumulated deficit)	(247,326)	(332,244)	(324,544)
Less common stock held in treasury at cost -
6,184 shares at March 30, 2003 and December 29, 2002	(43,539)	(43,539)	(43,539)

Total shareholders’ equity (deficit)	46,912	(60,048)	(52,348)

Total liabilities and shareholders’ equity (deficit)	$215,962	$236,573	$247,406

The accompanying notes are an integral part of these balance sheets.

Personnel Group of America, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
For the Periods Ended March 30, 2003 and March 31, 2002
(in thousands)

	Three months ended

	March 30,	March 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(7,700)	$(249,631)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,412	1,841
Cumulative effect of change in accounting principle, net of deferred tax benefit of $42,198	—	242,497
Deferred income taxes on loss before cumulative effect of change in accounting principle, net	—	4,418
Changes in assets and liabilities:
Accounts receivable	7,673	(1,930)
Recoverable income taxes	719	—
Accounts payable and accrued liabilities	(2,727)	(931)
Other, net	690	237

Net cash provided by (used in) operating activities	67	(3,499)
Cash flows from investing activities:
Proceeds from sale of business	—	1,825
Purchase of property and equipment, net	(430)	(307)

Net cash provided by (used in) investing activities	(430)	1,518
Cash flows from financing activities:
Repayments under credit facility	—	(13,000)
Borrowings under credit facility	—	5,000
Credit facility fees	(570)	(1,657)
Repayments of other debt, net	(352)	(248)
Proceeds from employee stock purchase plan	—	34

Net cash used in financing activities	(922)	(9,871)

Net decrease in cash and cash equivalents	(1,285)	(11,852)
Cash and cash equivalents at beginning of period	22,623	17,557

Cash and cash equivalents at end of period	$21,338	$5,705

The accompanying notes are an integral part of these statements.

PERSONNEL GROUP OF AMERICA, INC.

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share data)

(1) Subsequent Event – Comprehensive Financial Restructuring

     On April 14, 2003, Personnel Group of America, Inc. and its subsidiaries (collectively, the “Company”) completed a comprehensive financial restructuring with its senior lenders and the holders of approximately $109,661 of its outstanding 5.75% Convertible Subordinated Notes due 2004 (the “5.75% Notes”) in which it issued shares of the Company’s Common Stock and Series B Preferred Stock to the participating noteholders in exchange for their 5.75% Notes (the “Exchange Transaction”). In the Exchange Transaction, which was privately negotiated, the Company exchanged newly issued equity with the participating noteholders and issued the following consideration for each $1 in principal amount of notes exchanged:

•	$28.75 in cash (not in thousands);

•	190.9560 shares of newly issued shares of the Company’s Common Stock; and

•	9.5242 shares of Series B Preferred Stock of the Company, each share of which is convertible into 100 shares of Common Stock and, at the Company’s election, will automatically convert into shares of Common Stock upon any amendment to the Company’s charter increasing the authorized number of shares of Common Stock or effecting a reverse split of outstanding shares of Common Stock that increases the number of authorized but unissued shares. The Series B Preferred Stock vote on all matters with the Common Stock as if converted, have a liquidation preference of $.01 per share, and otherwise have no greater rights or privileges than the Common Stock.

     In connection with the Exchange Transaction, the Company entered into an agreement with each of the former noteholders participating in the exchange to provide them with registration rights with respect to the shares of Common Stock issued in the exchange or acquired upon conversion of the Series B Preferred Stock.

     As a result of the Exchange Transaction, the participating noteholders in the aggregate were issued 20,940,425 shares of Common Stock and 1,044,433 shares of Series B Preferred Stock, which together represent approximately 82% of the Company’s outstanding Common Stock (assuming for this purpose that all shares of the Series B Preferred Stock issued to the participating noteholders have been converted). The existing shareholders retained ownership of their outstanding 26,881,212 shares of Common Stock, which represent approximately 18% of the outstanding Common Stock (on the same, as-converted, basis). In connection with this ownership change, the Company also reconstituted its Board of Directors to provide for a seven-person Board and the designation of two representatives of the new major shareholders to serve as new Board members, together with the Company’s Chief Executive Officer, one incumbent independent Board member who was designated by the Company with the consent of the participating noteholders and three other independent Board members, two of whom are incumbents who were designated by the participating noteholders.

     In order to permit the closing of the Exchange Transaction contemplated in the financial restructuring and to provide for the terms on which the existing senior lenders would continue to finance the Company’s working capital needs, the Company and its existing senior lenders also executed definitive loan agreements for the Credit Facility, which provided for certain further amendments and maturity date extensions to the revolving credit facility and eliminated the Equity Appreciation Right (the “EAR”) held by the senior lenders (the “Senior Debt Restructuring”). The Senior Debt Restructuring provided for the forgiveness of indebtedness in the amount of $10,300. As a result of the Exchange Transaction and the Senior Debt Restructuring, the Company used substantially all of its cash on hand, including $24,300 of recoverable income taxes included on the March 30, 2003 balance sheet (after payment of transaction expenses), to repay approximately $37,985 of its outstanding credit facility and eliminated an additional $119,961 of its outstanding indebtedness, which will result in substantial reductions in the Company’s interest expense in future periods. The Company does not anticipate that any material income tax liability will arise as a result of the forgiveness of debt in these financial restructuring transactions due to sufficient current period tax losses and net operating loss carryforwards available to offset any taxable income on the debt forgiveness.

     The Credit Facility provides for a $70,700 revolving line of credit due May 1, 2004 and is subject to certain maturity date extensions in six-month increments up through May 1, 2005. Availability of borrowings under the Credit Facility is subject to a borrowing base calculated as specified percentages of the Company’s eligible accounts receivable (as defined) in the aggregate, and the Company had approximately $8,000 of availability thereunder as of the closing date. The Credit Facility contains customary covenants, including financial covenants that require monthly maintenance of cumulative monthly EBITDA levels (as defined in the amended agreement) commencing with April 2003 and an interest and subordinated indebtedness coverage ratio. The Credit Facility also contains restrictions on the payment of cash dividends on the Company’s capital stock and places additional limitations on share repurchases, acquisitions and capital expenditures. Finally, in lieu of the EAR included as part of the revolving credit facility that was in effect in 2002 the Company has issued common stock purchase warrants to the lenders under the Credit Facility entitling them to purchase a total of 19,224,916 shares of Common Stock, or 10% of the outstanding Common Stock on a fully diluted basis. These warrants are exercisable in whole or part over a 10-year period and the exercise price thereunder is $0.3121 per share (which was based on a stated equity valuation for the Company of $60,000). The exercise price for these warrants exceeded the estimated fair value of the underlying equity at the issuance date. Interest rates payable under the Credit Facility are set at prime plus 325 basis points through June 2003 with increases during each six-month period through May 1, 2005.

     In connection with the financial restructuring the Company agreed to seek shareholder approval at the 2003 Annual Meeting of Shareholders to amend and restate its certificate of incorporation. The proposed amendments to the certificate of incorporation include the following:

•	a reverse stock split of the Company’s Common Stock at a one-for-twenty-five ratio;

•	elimination of provisions that separate the Board of Directors into three classes and that prohibit action by consent of shareholders without a meeting;

•	an election by the Company not to be governed by Section 203 of the Delaware General Corporation Law, which restricts the ability of the Company to engage, directly or indirectly, in a business combination transaction with a holder of 15% or more of its voting stock;

•	addition of provisions requiring a supermajority vote of the Board of Directors or shareholders to adopt changes to the certificate of incorporation or bylaws; and

•	addition of a provision to protect minority shareholders in connection with certain transactions with a shareholder (a “Significant Holder”) that beneficially owns 20% or more of the shares of the Company’s capital stock that are entitled to vote on matters submitted to a vote of the shareholders.

Certain of the largest noteholders that participated in the exchange (which together hold approximately 45% of the outstanding voting power of our capital stock) have agreed to vote their shares of Common Stock and Series B Preferred Stock in favor of these proposals. The Company has agreed that pending shareholder approval of the amended and restated certificate of incorporation it will comply with the proposed provision to protect minority shareholders described above.

     In connection with the financial restructuring, the Company amended and restated the shareholder rights agreement that governs the terms of preferred share purchase rights that currently accompany the Common Stock. The amendments include, among other things, exemptions preventing the following from triggering separation of the rights from the Common Stock: (i) beneficial ownership of capital stock by the participating noteholders acquired in the financial restructuring; (ii) beneficial ownership by any Significant Holder of capital stock of the Issuer acquired in accordance with the amended and restated certificate of incorporation; and (iii) beneficial ownership by any third party of capital stock of the Issuer acquired in a transfer from a Significant Holder pursuant to a transaction that complies with the amended and restated certificates of incorporation. In addition, the shareholder rights plan was amended to include a tag-along right for the benefit of any holder (including certain holders of more than 2% acting together as a group) of 5% or more of the voting stock of the Company pursuant to which such holder (or group) will be entitled to participate pro rata, for the same amount and form of consideration and otherwise on substantially the same terms and conditions, in any transfer by any Significant Holders of capital stock of the Company of 20% or more of the voting stock of the Company.

     In connection with the Company’s financial restructuring, the Company has terminated its 1995 Stock Option Plan. Additionally, a number of the Company’s employees, including each of the Company’s executive officers at the end of 2002 and all but one of the Company’s Board of Directors have irrevocably cancelled any and all rights that they had to exercise any and all stock options that were previously granted to such employees and agreed that all such options would be forfeited to the Company. These directors and employees held in the aggregate 2,190,030 of the stock options that were outstanding under the 1995 Stock Option Plan as of December 29, 2002. As a result of these voluntary forfeitures, only 545,445 stock options remain outstanding under the 1995 Stock Option Plan and these options have a weighted average exercise price of $9.23 per share. Although the 1995 Stock Option Plan has been terminated and no future issuances thereunder will be made, these remaining outstanding stock options will continue to be exercisable in accordance with their terms.

     The Company’s Board of Directors adopted the 2003 Equity Incentive Plan (the “2003 Equity Plan”) simultaneously with the completion of the Company’s financial restructuring. The 2003 Equity Plan authorizes grants of stock options, stock appreciation rights (or “SARs”), restricted stock, deferred stock awards and performance awards (and dividend equivalent rights relating to options, SARs, deferred stock and performance awards), in the case of stock or option awards, for up to 19,870,873 shares, or 10.3%, of the Company’s fully diluted Common Stock. Awards under the 2003 Equity Plan are to be made to key employees, directors and consultants as selected by the Board of Directors or the Compensation Committee. The duration of any option or SAR granted under the 2003 Equity Plan will not exceed ten years. Awards will generally vest 25% on each anniversary date of grant unless either the Board of Directors or Compensation Committee approves or a participant’s employment agreement provides otherwise. Following a termination of employment, vested options and/or SARs must be exercised within 3 months (12 months in the case of death or disability), except that options and SARs terminate immediately upon a termination for cause as defined in the relevant participant’s employment agreement, or as determined in the discretion of the Board of Directors or the Compensation Committee if no employment agreement exists. Any non-vested option, SARs or other awards issued under the 2003 Equity Plan will be forfeited upon any termination. The Board of Directors and Compensation Committee retain the discretion to extend the post-employment exercise period of an option or SAR and to accelerate vesting of awards under the 2003 Equity Plan.

     Subject to stockholder approval of the 2003 Equity Plan at the Company’s 2003 Annual Meeting, the Board of Directors has approved the granting of stock options for 12,585,000 shares, representing 6.5% of the Company’s fully diluted Common Stock, to certain executive officers. Of these initial grants, 8,700,000 options have an exercise price of $0.3121 per share, and the other 3,885,000 options in these initial grants have an exercise price of $0.4681 per share. The initial stock option grants to these officers vest monthly at an annual rate of 25% and each will have 12 months following the termination of his employment (other than for cause) to exercise vested stock options held as of the termination date. The exercise price of a portion of these options is based on an aggregate stated equity value of the Company of $60,000 and for the remaining options the exercise price is based on an aggregate stated equity value of $90,000. The exercise price for these stock options exceeded the estimated fair value of the underlying equity at the issuance date. Following these initial grants, options for 7,285,873 shares, or 3.8%, of the Company’s fully diluted Common Stock remain authorized for issuance under the 2003 Equity Plan and are reserved for future grants. For any grants within six months after the date any existing options are cancelled, the Company will be required to apply variable accounting to such new options and this accounting treatment may result in non-cash compensation expense in future periods.

Pro Forma Financial Information

     Because of the significance of the financial restructuring transactions discussed above on the Company’s financial position, the Company has included certain pro forma financial information to highlight the impact of such transactions. The following pro forma consolidated financial data as of March 30, 2003 has been derived from the application of pro forma adjustments to the Company’s historical consolidated financial statements. The pro forma data is presented for illustrative purposes only and is not necessarily indicative of the financial position that would have actually been reported had the financial restructuring transactions occurred as of March 30, 2003, nor is it indicative of the Company’s future financial position.

     The pro forma condensed consolidated balance sheet as of March 30, 2003 gives effect to the Exchange Transaction and the Senior Debt Restructuring as if each had occurred on the date of the consolidated balance sheet.

Pro Forma Consolidated Balance Sheet

March 30, 2003
(in thousands)

		Pro Forma
	Historical	Adjustments		Pro Forma

Assets
Cash and cash equivalents	$21,338	$(14,795	)(1)	$1,390
		(3,153	)(2)
		(2,000	)(4)
Other current assets	72,719			72,719
Recoverable income taxes	24,757			24,757

Total current assets	118,814	(19,948)		98,866
Noncurrent assets	117,759	(663	)(3)	117,096

Total assets	$236,573	$(20,611)		$215,962

Liabilities and Shareholders’ Equity (Deficit)
Current portion of long-term debt	$38,281	$(13,685	)(1)	$24,596
Other current liabilities	69,351	(1,100	)(4)	66,675
		(1,576	)(2)

Total current liabilities	107,632	(16,361)		91,271
Long-term debt -
Convertible, subordinated notes	115,000	(109,661	)(2)	5,339
Revolving credit facility	65,015	(1,110	)(1)	63,905
Other long-term liabilities	8,974	(439	)(1)	8,535

Total liabilities	296,621	(127,571)		169,050
Total shareholders’ equity (deficit)	(60,048)	106,960	(1,2,3,4)	46,912

Total liabilities and shareholders’ equity (deficit)	$236,573	$(20,611)		$215,962

(1)	Adjustments to reflect cash paid to existing senior lenders, which includes $13,685 of principal debt repayments and $1,110 of fees paid in connection with the completion of the Credit Facility, as amended, and cancellation of equity appreciation rights resulting in a reduction in accrued liabilities of $439.

(2)	Adjustments to reflect payments of $3,153, including $1,576 that had been accrued in the Company’s historical balance sheet at March 30, 2003, to participating holders of the 5.75% Notes and exchange of $109,661 of such notes for newly issued shares of the Company’s Common and Series B Preferred Stock. The equity issued in exchange for the 5.75% Notes is recorded at estimated fair value.

(3)	Adjustments to reflect the write-off of deferred debt issuance costs of $663 associated with the 5.75% Notes exchanged for equity.

(4)	Adjustment to record payment of $2,000 of estimated professional fees incurred in connection with the comprehensive financial restructuring, including $1,100 which had been accrued in the Company’s historical balance sheet at March 30, 2003.

Accounting for Financial Restructuring Transactions

     The Company will record the issuance of its equity securities in exchange for outstanding 5.75% Notes at the fair value of the newly issued equity securities, with the excess of the debt carrying value over the fair value of equity securities recorded as a gain. The forgiveness of $10,300 in Senior Debt will reduce future interest expense over the term of the amended Credit Facility and the $1,110 of fees paid to the senior lenders will be reflected as a reduction in the principal balances outstanding as required under accounting for troubled debt restructuring. The Company will determine and record the fair value, if any, of the warrants issued in connection with the Senior Debt Restructuring as additional shareholders’ equity with a corresponding reduction in the outstanding Senior Debt, with such amount recognized as a component of interest expense over the term of the Senior Debt. The Company will complete the determination of fair value and the accounting adjustments required as a result of the Exchange Transaction and the Senior Debt Restructuring in the second quarter of fiscal 2003. The net gain from debt restructuring will not be classified as an extraordinary item in accordance with the recently issued SFAS No. 145.

Management’s Plans for Liquidity and Debt Compliance

     The Company experienced declining revenue and significant operating losses in 2001 and 2002 as well as the first quarter of 2003. In response to the declining operating performance, the Company undertook several initiatives beginning in 2001 including the following:

•	Execution of the Exchange Transaction and the Senior Debt Restructuring discussed above, which has resulted in the Company using substantially all of its cash on hand, including $24,300 of recoverable income taxes included on the March 30, 2003 balance sheet (after payment of transaction expenses), to repay approximately $37,985 of its outstanding credit facility and elimination of an additional $119,961 of its outstanding indebtedness, which will result in a substantial reduction in prospective annual interest expense;

•	Filing for and receiving substantial income tax refunds by carrying back current period tax losses to recover income taxes previously paid, with a substantial portion of such refunds used to reduce outstanding indebtedness;

•	Restructuring and rationalization actions including the reduction of approximately 4.4% in the first quarter of 2003 (17.5% for the year 2002) of the permanent workforce and rationalization of office space;

•	Reduction in accounts receivable with resulting cash flow used to reduce outstanding indebtedness; and

•	Plans for further office space rationalization to reduce operating costs and improve efficiency in 2003.

     The Company’s ability to continue operating is largely dependent upon its ability to maintain compliance with the financial covenants of the Credit Facility. The financial covenants include a cumulative monthly EBITDA requirement (as defined) commencing with April 2003 and an interest and subordinated indebtedness coverage ratio. The amended Credit Facility defines consolidated EBITDA as consolidated net income before interest expense, income taxes, depreciation and amortization, non-cash impairment charges, restructuring and rationalization charges, professional fees relating to the debt restructuring and non-cash compensation expense for stock options, if any. These covenants require the Company to generate EBITDA, as defined, measured on a cumulative monthly basis in the aggregate amount of $5,946 from April through December 2003; this compares to $12,157 of EBITDA, as defined, actually reported for April through December 2002. Based on the Company’s fiscal 2003 and 2004 projections, which reflect declining demand for the Company’s services, offset by reductions in costs associated with the reduced revenues and resulting from personnel and office space rationalization, management believes the Company will be able to maintain compliance with the financial covenants for the remaining initial term of the Credit Facility. The Company also believes that the operating trends in the first quarter of 2003 support the key assumptions in its 2003 and 2004 operating plans. However, there can be no assurance that the economy or the Company will perform as expected or that further economic declines will not adversely impact the Company’s ability to comply with the financial covenants. In addition, the interest coverage ratio adjusts from an interest coverage ratio to an interest and subordinated indebtedness coverage ratio on May 31, 2004, and there can be no assurance that the Company will be able to satisfy this enhanced financial covenant if the revolving credit facility is extended beyond its current term. If the Company does violate future covenants, it would seek waivers and amendments from its lenders, but can give no assurance that any such waivers and amendments would be available at all or on acceptable terms. If the Company were unable to obtain a waiver of future covenant violations, the lenders would be entitled to require immediate repayment of all amounts outstanding under the Credit Facility. An acceleration of outstanding amounts under the Credit Facility would also cause a default under, and permit acceleration of, the Company’s remaining 5.75% Notes. In the event of one or more such defaults, the Company’s ongoing viability would be seriously threatened, and it would be forced to evaluate a number of strategic alternatives, including a further debt restructuring or other reorganization, the closure of certain operating locations or the sale of certain or all of its assets in order to continue to fund its operations. In the current economic environment, management believes that any such sale of assets would be at depressed prices that could be significantly lower than the net book value of assets sold and may not be sufficient to satisfy the Company’s liabilities.

(2) General

     The unaudited consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2002. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

Stock Options

     The Company has adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. The Company plans to continue using the intrinsic-value method of accounting for stock-based awards granted to employees and, accordingly, does not currently recognize compensation expense for its stock-based awards to employees in the Consolidated Statements of Operations.

     The following disclosures are presented to reflect the Company’s pro forma net loss for the quarters ended March 30, 2003 and March 31, 2002 as if the fair value method of accounting had been used. In preparing these disclosures, the Company has determined the value of all stock options granted under the 1995 Stock Option Plan using the Black-Scholes model, and based on the following weighted average assumptions used for grants:

Quarter
Ended

March 31,
2002

Risk-free interest rate	3.5%
Expected dividend yield	0.0%
Expected life	4.1%
Expected volatility	69.8%

     The fair value of the stock options granted under the 1995 Stock Option Plan and the Stock Purchase Plan issuances in the first quarter of 2002 was approximately $10. No options were granted under the 1995 Stock Option Plan in the first quarter of 2003 and therefore, no assumptions or fair values are reported. Had compensation expense been determined consistent with the fair value method, utilizing the assumptions set forth above and the straight-line amortization method over the vesting period, the Company’s net loss would have been increased to the following pro forma amounts:

	Quarters Ended

	March 30,	March 31,
	2003	2002

Net loss, as reported	$(7,700)	$(249,631)
Earnings per diluted share, as reported	(0.29)	(9.35)
Pro forma net loss	$(7,783)	$(250,019)
Pro forma earnings per diluted share	(0.29)	(9.36)

(3) Goodwill and Other Intangible Assets

     Effective at the beginning of 2002, the Company adopted SFAS 142. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require that goodwill and indefinite-lived intangibles assets be tested at least annually for impairment. In the second quarter of 2002, the Company completed its initial valuation as of the adoption date, December 31, 2001, and in the fourth quarter of 2002 completed its annual test for impairment. In order to assess the fair value of its goodwill, the Company engaged an independent valuation firm to assist in determining the fair value. The fair value of each of the Company’s two reporting units was calculated as of December 31, 2001 and December 29, 2002, on an enterprise value basis using the market multiple approach and discounted cash flow approach. Under the market multiple approach, market ratios and performance fundamentals relating to similar public companies’ stock prices or enterprise values were applied to the reporting units to determine their enterprise value. Under the discounted cash flow (“DCF”) approach, the indicated enterprise value was determined using the present value of the projected future cash flows to be generated considering appropriate discount rates. The discount rates used in the calculation reflected all associated risks of realizing the projected future cash flows. Certain of the valuation assumptions were based on management’s expectations for future performance of the IT Services and Commercial Staffing reporting units. These assumptions include expected time frame of technology spending and broader economic recoveries as well as future growth rates in the IT Services and Commercial Staffing businesses. A relatively high discount rate of 17% was utilized in the discounted cash flow valuation approach due principally to the inherent uncertainties associated with these assumptions.

     Based upon the results of the initial valuation, which was completed in the second quarter of 2002, the Company recorded a goodwill impairment charge of $284,695 ($242,497 net of an income tax benefit of $42,198) as a cumulative effect of the change in accounting principle.

     In the fourth quarter of 2002, the Company performed its annual impairment test and recorded an impairment charge of $89,935 for goodwill associated with its IT Services operations. The Company experienced lower than expected operating profits and cash flows in 2002 for the IT Services reporting unit. As a result of this trend and the overall industry expectations, the projected operating profits and cash flows for IT Services operations were reduced for the next five years resulting in a reduction in the fair value of the Company’s goodwill. These projections reflect expectation of further declines in corporate information technology spending levels through 2003 with recovery beginning in 2004. The decrease in fair value resulted in the recognition of the $89,935 impairment loss. No additional impairment was identified for the goodwill associated with the Company’s Commercial Staffing reporting unit.

     A reconciliation of goodwill for the periods ended March 30, 2003 and December 29, 2002 is as follows:

		Commercial
	IT Services	Staffing	Total

Balance, December 30, 2001	$376,538	$101,624	$478,162
Impairment loss resulting from SFAS 142 adoption	(245,373)	(39,322)	(284,695)
Impairment loss resulting from SFAS 142 annual test	(89,935)	—	(89,935)

Balance, December 29, 2002	41,230	62,302	103,532
2003 activity	—	—	—

Balance, March 30, 2003	$41,230	$62,302	$103,532

     The following table sets forth a reconciliation of intangible assets subject to amortization, which are included in other assets on the Consolidated Balance Sheets, by intangible asset class as of March 30, 2003 and December 29, 2002:

	March 30, 2003			December 29, 2002

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Non-Compete agreements	$1,367	$(1,263)	$104	$2,413	$(2,223)	$190
Trade names	29	(18)	11	29	(17)	12

Total intangible assets subject to amortization	$1,396	$(1,281)	$115	$2,442	$(2,240)	$202

     Non-compete agreements are amortized over a period of five years and trade names are amortized over a period of 10 years. Amortization expense for the quarters ended March 30, 2003 and March 31, 2002 was $88 and $127, respectively.

(4) Long-term Debt

     Long-term debt consisted of the following at March 30, 2003 and December 29, 2002:

	March 30,	December 29,
	2003	2002

5.75% Convertible Subordinated Notes due July 2004	$115,000	$115,000
Revolving credit facility	103,000	103,000
Other	296	648

	218,296	218,648
Less current portion	38,281	38,633

	$180,015	$180,015

     The Company’s 5.75% Notes are due July 2004. Interest on the 5.75% Notes is payable semi-annually. The 5.75% Notes are convertible into Common Stock of the Company at any time before maturity at an initial conversion price of $17.81 per share. Beginning in July 2000, the Company was permitted to redeem the 5.75% Notes initially at 103.29% and at decreasing prices thereafter to 100% at maturity, in each case together with accrued interest. The 5.75% Notes are subordinated to all present and future senior indebtedness of the Company (as defined), including indebtedness under the Company’s Credit Facility.

     As a result of the recent completion of the Company’s financial restructuring and the execution of further amendments and maturity date extensions to the Credit Facility, $65,015 of the $103,000 outstanding at March 30, 2003 was classified as long-term in the consolidated balance sheet. Interest rates payable under revolving credit facility were set at prime plus 300 basis points through March 30, 2003.

     Subsequent to the quarter-end, the Company completed a comprehensive financial restructuring. See Note 1, “Subsequent Event – Comprehensive Financial Restructuring.”

(5) Earnings Per Share

     The following table reconciles net loss and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of the quarters ended March 30, 2003 and March 31, 2002:

	March 30,	March 31,
	2003	2002

Basic and diluted earnings per share:
Loss before cumulative effect of change in accounting principle	$(7,700)	$(7,134)
Add: Interest expense on 5.75% Notes, net of tax	—	—

Diluted loss before cumulative effect of change in accounting principle	(7,700)	—
Cumulative effect of change in accounting principle	—	(242,497)

Diluted net loss	$(7,700)	$(249,631)

Weighted average common shares outstanding	26,881,212	26,703,505
Add: Dilutive employee stock options	—	—
Add: Assumed conversion of 5.75% Notes	—	—

Diluted weighted average common shares outstanding	26,881,212	26,703,505

Basic and diluted earnings per share:
Loss before cumulative effect of change in accounting principle	$(0.29)	$(0.27)
Cumulative effect of change in accounting principle	—	(9.08)

Net loss	$(0.29)	$(9.35)

     Stock options to purchase 2,679,240 and 4,284,821 shares of Common Stock were outstanding under the 1995 Stock Option Plan during the quarters ended March 30, 2003 and March 31, 2002, respectively, but were excluded from the computation of earnings per diluted share because their effect was antidilutive. The conversion of the 5.75% Notes into 6,456,140 common shares was also excluded from the computation of earnings per diluted share because their effect was antidilutive.

(6) Segment Information:

     The Company is organized in two segments: IT Services and Commercial Staffing. IT Services provides technical staffing, training and information technology consulting services and technology tools for human capital management. Commercial Staffing provides temporary staffing services, placement of full-time employees and on-site management of temporary employees. The Company evaluates segment performance based on income from operations before unallocated corporate expenses, amortization of intangible assets, interest and income taxes. Because of the Company’s substantial goodwill, management does not consider total assets by segment an important management tool and, accordingly, the Company does not report this information separately. The table below presents segment information for IT Services and Commercial Staffing for the quarters ended March 30, 2003 and March 31, 2002:

	March 30,	March 31,
	2003	2002

Total revenues
IT Services	$60,559	$82,308
Commercial Staffing	60,156	59,745

Total revenues	120,715	142,053
Gross profit
IT Services	13,386	20,527
Commercial Staffing	11,689	13,234

Total gross profit	25,075	33,761
Operating income
IT Services	1,232	4,076
Commercial Staffing	1,028	1,839

Total segment operating income, as defined	2,260	5,915
Unallocated corporate expenses	3,880	4,029
Restructuring and rationalization charges	1,600	263
Amortization of intangible assets	88	127
Interest expense	4,392	4,288

Loss before income taxes and cumulative effect of change in accounting principle	$(7,700)	$(2,792)

     The following table sets forth identifiable assets by segment at March 30, 2003 and December 29, 2002:

	March 30,	December 29,
	2003	2002

Accounts receivable, net
IT Services	$43,773	$46,318
Commercial Staffing	24,732	29,860

Total accounts receivable, net	$68,505	$76,178

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes appearing elsewhere in this report. The Company’s fiscal year ends on the Sunday nearest to December 31.

FORWARD-LOOKING INFORMATION

     In addition to historical information, this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain statements that are forward-looking statements regarding events and financial trends that may affect the Company’s future operating results or financial position. These statements may be identified by words such as “estimate,” “forecast,” “plan,” “intend,” “believe,” “should,” “expect,” “anticipate,” or variations or negatives thereof, or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected in such statements. These risks and uncertainties include, but are not limited to, the following:

•	changes in levels of unemployment and other economic conditions in the United States, or in particular regions or industries;

•	continuing weakness or further reductions in corporate information technology spending levels;

•	the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions;

•	the impact of competitive pressures, including any change in the demand for the Company’s services, or the Company’s ability to maintain or improve its operating margins;

•	an Internal Revenue Service audit of the Company’s income tax returns and the risk that assessments for additional taxes, penalties and interest could be levied against the Company;

•	the entry of new competitors into the marketplace or expansion by existing competitors;

•	the Company’s success in attracting, training and retaining qualified management personnel and other staff employees;

•	reductions in the supply of qualified candidates for temporary employment or the Company’s ability to attract qualified candidates;

•	the possibility of the Company incurring liability for the activities of its temporary employees or for events impacting its temporary employees on clients’ premises;

•	the risk in an uncertain economic environment of increased incidences of employment disputes, employment litigation and workers’ compensation claims;

•	the risk that further cost cutting or restructuring activities undertaken by the Company could cause an adverse impact on certain of the Company’s operations;

•	economic declines that affect the Company’s liquidity or ability to comply with its loan covenants;

•	the risks of defaults under the Company’s credit agreements or the demand by any holder of the Company’s remaining outstanding 5.75% Notes for repayment following the occurrence of a repurchase event under the indenture applicable to the 5.75% Notes;

•	adverse changes in credit and capital markets conditions that may affect the Company’s ability to obtain financing or refinancing on favorable terms;

•	adverse changes to management’s periodic estimates of future cash flows that may affect management’s assessment of its ability to fully recover its goodwill;

•	whether governments will impose additional regulations or licensing requirements on staffing services businesses in particular or on employer/employee relationships in general; and

•	other matters discussed in this report and the Company’s SEC filings.

     Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results. The Company undertakes no obligation to update information contained in this report.

OVERVIEW

     The Company is organized into two Divisions: the Information Technology Services Division (“IT Services”), which provides information technology staffing and consulting services in a range of computer-related disciplines and technology tools for human capital management, and the Commercial Staffing Services Division (“Commercial Staffing”), which provides a variety of temporary office, clerical, accounting and finance, light technical and light industrial staffing services. Approximately 50% of the Company’s first quarter 2003 revenues came from IT Services and 50% came from Commercial Staffing.

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

RESULTS OF OPERATIONS

     Quarter Ended March 30, 2003 Versus Quarter Ended March 31, 2002

     Revenues. Total revenues decreased 15.0% to $120.7 million in the first quarter of 2003 from $142.1 million in the first quarter of 2002 due to the weak economic environment, including a continued decline in corporate technology spending. IT Services revenues decreased 26.4% primarily as the result of the continuing industry-wide slowdown in customer demand for IT staffing services. IT Services billable consultants on assignment declined from approximately 1,970 at year-end 2002 to approximately 1,830 at the end of the first quarter. Commercial Staffing revenues increased 0.7% to $60.2 million in the first quarter of 2003 primarily due to growth in the Company’s vendor-on-premise (“VOP”) business, offset by declines in permanent placement revenues and the retail component of the Company’s temporary staffing business. Permanent placement revenues were 2.0% of Commercial Staffing revenues in the first quarter of 2003, down from 3.3% in the first quarter of 2002, while the retail component of temporary staffing also declined to 60.6% of Commercial Staffing revenues in the first quarter of 2003, down from 65.3% in the first quarter of 2002. VOP revenues totaled 37.4% of Commercial Staffing revenues in the first quarter of 2003, up from 31.4% in the first quarter of 2002. The Company does not expect any significant improvements in demand for its services before the second half of 2003 in light of ongoing economic and geopolitical uncertainties. In addition, there can be no assurance that IT Services revenues will increase as the broader economy strengthens or these other uncertainties subside.

     Direct Costs of Services and Gross Profit. Direct costs, consisting of payroll and related expenses of consultants and temporary workers, decreased 11.7% to $95.6 million in the first quarter of 2003 on the lower revenues. Gross profit decreased 25.7% to $25.1 million on the lower revenues. Gross profit as a percentage of revenue also decreased to 20.8% in the first quarter of 2003 from 23.8% in the first quarter of 2002. These decreases primarily were the result of the continued softening in the higher margin sectors of the staffing and consulting businesses, the significant decline in permanent placement services, continuing downward bill rate pressure imposed by many of the Company’s larger customers and higher payroll taxes.

     Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization expense, decreased 16.3% to $26.8 million in the first quarter of 2003 from $32.0 million in the first quarter of 2002. The decrease was primarily due to the Company’s aggressive cost reduction program, including its workforce reduction and office consolidation initiatives. Approximately 4.4% of the Company’s permanent workforce was eliminated during the first quarter of 2003. Also, variable or incentive compensation declined due to lower revenues and operating margins. As a percentage of revenues, selling, general and administrative expenses decreased to 21.0% in the first quarter of 2003 from 21.2% in the first quarter of 2002. In addition, depreciation and amortization expense decreased to 1.2% of revenues in the first quarter of 2003 from 1.3% in the first quarter of 2002.

     Restructuring and Rationalization Charges. Beginning in 2001, the Company implemented a plan to restructure and rationalize certain operations. As a result, the Company recorded charges totaling $1.6 million and $0.3 million in the first quarters of 2003 and 2002, respectively. These charges were comprised of the following components (in thousands):

	Quarter Ending

	March 30,	March 31,
	2003	2002

Employee severance	$85	$186
Lease abandonment and termination costs	13	87
Professional services charges	1,502	6
Property abandonment charges	—	(16)

Total restructuring and rationalization charges	$1,600	$263

     Following is a summary of the accrued liability for cash restructuring and rationalization charges for the quarter ended March 30, 2003 (in thousands):

	Employee	Lease	Professional
	Severance	Costs	Services	Other	Total

Accrued liability at December 29, 2002	$559	$4,658	$1,046	$84	$6,347
2003 charges	85	13	1,502	—	1,600
Cash payments	(277)	(251)	(1,445)	(38)	(2,011)

Accrued liability at March 30, 2003	$367	$4,420	$1,103	$46	$5,936

     Employee severance-related costs included the elimination of both administrative and income-producing employees. Under the workforce reduction plan, approximately 4.4% of the Company’s permanent workforce, or 40 employees, was eliminated during the quarter. Lease abandonment and termination costs related primarily to office closures, branch consolidations and leased space reductions. Professional services charges consisted primarily of advisory, legal and accounting services incurred in connection with the financial restructuring.

     Of the remaining accrued liability at March 30, 2003, the Company expects to pay approximately $3.0 million over the next twelve months and the balance, primarily lease payments, over the following seven years.

     The Company expects to continue consolidating operations in other geographic markets in which it currently operates multiple branches and to downsize in selected other existing locations, which will result in additional restructuring and rationalization charges in 2003; however, the amount of such additional charges is not currently determinable. The Company also incurred substantial professional services charges and lending fees in connection with its financial restructuring in the second quarter of 2003. See “–Liquidity and Capital Resources, Financial Restructuring.”

     Interest Expense. Interest expense increased 2.4% to $4.4 million in the first quarter of 2003 from $4.3 million in the first quarter of 2002 under the Company’s revolving credit facility (the “Credit Facility”). The average interest rate on borrowings was 7.3% in the first quarter of 2003, down 30 basis points from the first quarter of 2002. With the recent completion of its financial restructuring, the Company expects a substantial reduction in its interest expense for future periods. See “ — Liquidity and Capital Resources.”

     Provision (Benefit) for Income Taxes. No benefit for income taxes was recorded in the first quarter of 2003 since the realization of such tax benefits in the future is not reasonably assured. The income tax provision recorded for the quarter ended March 31, 2002 reflects an income tax benefit of $0.9 million related to its operating losses, offset by a charge of approximately $5.2 million related to the adoption of SFAS 142. This charge provided a valuation allowance against certain deferred tax assets, but had no effect on the Company’s cash flows.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has experienced declines in revenues over the last two years as the result of ongoing weak economic conditions and does not expect any significant improvements in demand for its services before the second half of 2003. In light of these revenue declines, the Company has focused on reducing expenses generally, limiting capital expenditures to only the highest priority projects and managing its accounts receivable very closely. As a result of the reduced need for working capital and these priorities, the Company’s cash needs have been reduced substantially from prior years.

     The Company’s primary sources of cash during the prior year were cash from operations and income tax refunds. As a result of the recent completion of the Company’s financial restructuring and the execution of further amendments and maturity date extensions to the revolving credit facility (as amended, the “Credit Facility”) in connection therewith, the Company’s sources of cash in 2003 also include available borrowings under the Credit Facility. The Company’s principal uses of cash are to repay debt, fund working capital and meet its diminished requirements for capital expenditures. The Company believes, subject to the conditions and contingencies described above in “—Forward-Looking Information,” that cash flow from operations and borrowings under the Credit Facility will be adequate to meet its debt repayment objectives and its diminished needs for working capital and capital expenditures.

     For the quarter ended March 30, 2003, cash provided by operating activities was $0.1 million compared with cash used in operating activities of $3.5 million in the first quarter of 2002 primarily due to a more favorable impact of the reduction in accounts receivable. The Company had $21.3 million of cash on hand as of March 30, 2003. In the aggregate, day’s sales outstanding decreased to 48 days at March 30, 2003 from 49 days at December 29, 2002. Cash used in investing activities was $0.4 million in the first quarter of 2003 compared to cash provided by investing activities of $1.5 million during the first quarter of 2002 due primarily to the cash proceeds received from the sale of a business in the prior year. Cash used for investing activities related primarily to the Company’s capital spending. Capital spending in the first quarter of 2003 was $0.4 million, up slightly from $0.3 million in the first quarter of 2002. Cash used for financing activities was $0.9 million in the first quarter of 2003, down from $9.9 million in the first quarter of 2002. The Company maintained its cash on hand throughout the first quarter of 2003 in anticipation of the financial restructuring.

     Congress passed new federal tax legislation in 2002 that allowed the Company to carry back federal net operating losses for five years, substantially increasing the Company’s ability to recover income taxes previously paid. As of March 30, 2003, the Company had recorded an additional $24.8 million of recoverable income taxes and it received $24.3 million of these recoverable taxes in refunds subsequent to quarter-end.

     The Company is subject to periodic review by federal, state and local taxing authorities in the ordinary course of business and as is customary for tax returns claiming significant income tax refunds has been advised by the Internal Revenue Service that the Service is reviewing the Company’s 2001 and 2000 federal income tax returns to determine whether to perform an income tax audit for one or both of those tax years. If any of the Company’s income tax returns are audited, certain tax positions taken by the Company could be challenged and adjustments proposed that could result in assessments for additional taxes payable, together with penalties and interest. The Company believes that its tax positions comply with applicable tax laws and the Company would vigorously defend these positions if challenged. Although the Company believes that it has adequately accrued for any foreseeable payments resulting from tax examinations, there can be no assurance that any such additional taxes, penalties or interest payable would not have a material effect on the Company’s liquidity or financial condition.

Financial Restructuring

     On April 14, 2003, the Company completed a comprehensive financial restructuring with its senior lenders and the holders of approximately $109.7 million of its outstanding 5.75% Convertible Subordinated Notes due 2004 in which it issued shares of the Company’s Common Stock and Series B Preferred Stock to the participating noteholders in exchange for their 5.75% Notes (the “Exchange Transaction”). In the Exchange Transaction, which was privately negotiated, the Company exchanged newly issued equity with the participating noteholders and issued the following consideration for each $1,000 in principal amount of notes exchanged:

•	$28.75 in cash;

•	190.9560 shares of newly issued shares of the Company’s Common Stock; and

•	9.5242 shares of Series B Preferred Stock of the Company, each share of which is convertible into 100 shares of Common Stock and, at the Company’s election, will automatically convert into shares of Common Stock upon any amendment to the Company’s charter increasing the authorized number of shares of Common Stock or effecting a reverse split of outstanding shares of Common Stock that increases the number of authorized but unissued shares. The Series B Preferred Stock vote on all matters with the Common Stock as if converted, have a liquidation preference of $.01 per share, and otherwise have no greater rights or privileges than the Common Stock.

     In connection with the Exchange Transaction, the Company entered into an agreement with each of the former noteholders participating in the exchange to provide them with registration rights with respect to the shares of Common Stock issued in the exchange or acquired upon conversion of the Series B Preferred Stock.

     As a result of the Exchange Transaction, the participating noteholders in the aggregate were issued 20,940,425 shares of Common Stock and 1,044,433 shares of Series B Preferred Stock, which together represent approximately 82% of the Company’s outstanding Common Stock (assuming for this purpose that all shares of the Series B Preferred Stock issued to the participating noteholders have been converted). The existing shareholders retained ownership of their outstanding 26,881,212 shares of Common Stock, which represent approximately 18% of the outstanding Common Stock (on the same, as-converted, basis). In connection with this ownership change, the Company also reconstituted its Board of Directors to provide for a seven-person Board and the designation of two representatives of the new major shareholders to serve as new Board members, together with the Company’s Chief Executive Officer, one incumbent independent Board member who was designated by the Company with the consent of the participating noteholders and three other independent Board members, two of whom are incumbents, who were designated by the participating noteholders.

     In order to permit the closing of the Exchange Transaction contemplated in the financial restructuring and to provide for the terms on which the existing senior lenders would continue to finance the Company’s working capital needs, the Company and its existing senior lenders also executed definitive loan agreements for the Credit Facility, which provided for certain further amendments and maturity date extensions to the revolving credit facility and eliminated the Equity Appreciation Right (the “EAR”) held by the senior lenders (the “Senior Debt Restructuring”). The Senior Debt Restructuring provided for the forgiveness of indebtedness in the amount of $10.3 million. As a result of the Exchange Transaction and the Senior Debt Restructuring, the Company used substantially all of its cash on hand, including $24.3 million of recoverable income taxes included on the March 30, 2003 balance sheet (after payment of transaction expenses), to repay approximately $38.0 million of its outstanding credit facility and eliminated an additional $120.0 million of its outstanding indebtedness, which will result in substantial reductions in the Company’s interest expense in future periods. The Company does not anticipate that any material income tax liability will arise as a result of the forgiveness of debt in these financial restructuring transactions due to sufficient current period tax losses and net operating loss carryforwards available to offset any taxable income on the debt forgiveness.

     The Credit Facility provides for a $70.7 million revolving line of credit due May 1, 2004 and is subject to certain maturity date extensions in six-month increments up through May 1, 2005. Availability of borrowings under the Credit Facility is subject to a borrowing base calculated as specified percentages of the Company’s eligible accounts receivable (as defined) in the aggregate, and the Company had approximately $8.0 million of availability thereunder as of the closing date. The Credit Facility contains customary covenants, including financial covenants that require monthly maintenance of cumulative monthly EBITDA levels (as defined in the amended agreement) commencing with April 2003 and an interest and subordinated indebtedness coverage ratio. The Credit Facility also contains restrictions on the payment of cash dividends on the Company’s capital stock and places additional limitations on share repurchases, acquisitions and capital expenditures. Finally, in lieu of the EAR included as part of the revolving credit facility that was in effect in 2002 the Company has issued common stock purchase warrants to the lenders under the Credit Facility entitling them to purchase a total of 19,224,916 shares of Common Stock, or 10% of the outstanding Common Stock on a fully diluted basis. These warrants are exercisable in whole or part over a 10-year period and the exercise price thereunder is $0.3121 per share (which was based on a stated equity valuation for the Company of $60.0 million). The exercise price for these warrants exceeded the estimated fair value of the underlying equity at the issuance date. Interest rates payable under the Credit Facility are set at prime plus 325 basis points through June 2003 with increases during each six-month period through May 1, 2005.

     In connection with the financial restructuring the Company agreed to seek shareholder approval at the 2003 Annual Meeting of Shareholders to amend and restate its certificate of incorporation. The proposed amendments to the certificate of incorporation include the following:

•	a reverse stock split of the Company’s Common Stock at a one-for-twenty-five ratio;

•	elimination of provisions that separate the Board of Directors into three classes and that prohibit action by consent of shareholders without a meeting;

•	an election by the Company not to be governed by Section 203 of the Delaware General Corporation Law, which restricts the ability of the Company to engage, directly or indirectly, in a business combination transaction with a holder of 15% or more of its voting stock;

•	addition of provisions requiring a supermajority vote of the Board of Directors or shareholders to adopt changes to the certificate of incorporation or bylaws; and

•	addition of a provision to protect minority shareholders in connection with certain transactions with a shareholder (a “Significant Holder”) that beneficially owns 20% or more of the shares of the Company’s capital stock that are entitled to vote on matters submitted to a vote of the shareholders.

Certain of the largest noteholders that participated in the exchange (which together hold approximately 45% of the outstanding voting power of our capital stock) have agreed to vote their shares of Common Stock and Series B Preferred Stock in favor of these proposals. The Company has agreed that pending shareholder approval of the amended and restated certificate of incorporation it will comply with the proposed provision to protect minority shareholders described above.

     In addition, in connection with the financial restructuring, the Board of Directors amended and restated the Company’s bylaws. The amended and restated bylaws provide, among other things, that, as long as there are “Significant Holders” (defined as the beneficial owners of shares of capital stock of the Company representing 20% or more of the votes entitled to be cast by holders of outstanding shares of voting capital stock), the Significant Holders shall be entitled to designate, in the aggregate, two members (such designees, being “Significant Holder Designees”) of the Board of Directors, the size of which is initially set at seven members, and to designate two observers entitled to attend all meetings of the Board of Directors and its committees. Furthermore, the amended and restated bylaws provide that, subject to applicable law, for so long as there are any Significant Holders, a committee comprised of the two Significant Holder Designees and one independent director who is not also a Significant Holder Designee shall be responsible for designating between one (1) and four (4) independent nominees for election to the Board of Directors, with the number within such range depending on the amount of voting stock beneficially owned by the Significant Holders.

     As a result of the financial restructuring, three former noteholders, two of which are affiliates of one another, are Significant Holders within the meaning of the amended and restated bylaws. These three former noteholders are also senior lenders under the Credit Facility. Also as a result of the financial restructuring, these three former noteholders collectively beneficially own common and Series B preferred stock of the Company having approximately 45% of the voting power of the Company’s capital stock in the aggregate, excluding any shares of Common Stock under warrants issued to them as senior lenders in connection with the amendment and restatement of the Credit Facility. Accordingly, these three former noteholders have the power to designate either directly, or through a committee including Significant Holder Designees, an aggregate of six nominees for election to the board of directors (at least four of whom must qualify as independent directors under applicable exchange rules and listing standards) and two board observers.

     In connection with the financial restructuring, the Company amended and restated the shareholder rights agreement that governs the terms of preferred share purchase rights that currently accompany the Common Stock. The amendments include, among other things, exemptions preventing the following from triggering separation of the rights from the Common Stock: (i) beneficial ownership of capital stock by the participating noteholders acquired in the financial restructuring; (ii) beneficial ownership by any Significant Holder of capital stock of the Issuer acquired in accordance with the amended and restated certificate of incorporation; and (iii) beneficial ownership by any third party of capital stock of the Issuer acquired in a transfer from a Significant Holder pursuant to a transaction that complies with the amended and restated certificates of incorporation. In addition, the shareholder rights plan was amended to include a tag-along right for the benefit of any holder (including certain holders of more than 2% acting together as a group) of 5% or more of the voting stock of the Company pursuant to which such holder (or group) will be entitled to participate pro rata, for the same amount and form of consideration and otherwise on substantially the same terms and conditions, in any transfer by any Significant Holders of capital stock of the Company of 20% or more of the voting stock of the Company.

     In connection with the Company’s financial restructuring, the Company has terminated its 1995 Stock Option Plan. Additionally, a number of the Company’s employees, including each of the Company’s executive officers at the end of 2002 and all but one of the Company’s Board of Directors have irrevocably cancelled any and all rights that they had to exercise any and all stock options that were previously granted to such persons and agreed that all such options would be forfeited to the Company. These directors and employees held in the aggregate 2,190,030 of the stock options that were outstanding under the 1995 Stock Option Plan as of December 29, 2002. As a result of these voluntary forfeitures, only 545,445 stock options remain outstanding under the 1995 Stock Option Plan and these options have a weighted average exercise price of $9.23 per share. Although the 1995 Stock Option Plan has been terminated and no future issuances thereunder will be made, these remaining outstanding stock options will continue to be exercisable in accordance with their terms.

     The Company’s Board of Directors adopted the 2003 Equity Incentive Plan (the “2003 Equity Plan”) simultaneously with the completion of the Company’s financial restructuring. The 2003 Equity Plan authorizes grants of stock options, stock appreciation rights (or “SARs”), restricted stock, deferred stock awards and performance awards (and dividend equivalent rights relating to options, SARs, deferred stock and performance awards), in the case of stock or option awards, for up to 19,870,873 shares, or 10.3%, of the Company’s fully diluted Common Stock. Awards under the 2003 Equity Plan are to be made to key employees, directors and consultants as selected by the Board of Directors or the Compensation Committee. The duration of any option or SAR granted under the 2003 Equity Plan will not exceed ten years. Awards will generally vest 25% on each anniversary date of grant unless either the Board of Directors or Compensation Committee approves or a participant’s employment agreement provides otherwise. Following a termination of employment, vested options and/or SARs must be exercised within 3 months (12 months in the case of death or disability), except that options and SARs terminate immediately upon a termination for cause as defined in the relevant participant’s employment agreement, or as determined in the discretion of the Board of Directors or the Compensation Committee if no employment agreement exists. Any non-vested option, SARs or other awards issued under the 2003 Equity Plan will be forfeited upon any termination. The Board of Directors and Compensation Committee retain the discretion to extend the post-employment exercise period of an option or SAR and to accelerate vesting of awards under the 2003 Equity Plan.

     In connection with the financial restructuring, four executive officers, including the Company’s chief executive officer and chief financial officer, entered into new employment agreements with the Company. These employment agreements replaced the existing employment agreements with these executive officers. Each of these new employment agreements provides for an annual base salary approximately equal to the current base salary, the right to earn annual bonuses ranging from a maximum of 60% of annual salary to 100% of annual salary (for the chief executive officer) and, subject to shareholder approval of the 2003 Equity Plan, options under that plan as described below. Each of these executive officers had previously surrendered all options awarded to them under existing option plans. Each employment agreement is for an initial term of two years, with automatic one-year extensions thereafter unless either party provides written notice of termination at least three months prior to any scheduled expiration date. Each employment agreement provides severance equal to one year’s salary (two years’ salary for the chief financial officer) and a pro-rated portion of any earned bonus following termination of employment by the Company without cause. In addition, certain of these executive officers, other than the chief financial officer, would be entitled to additional severance of up to one year’s salary if in the first year following the financial restructuring the Company is acquired at a price per share below a specified threshold.

     Subject to shareholder approval of the 2003 Equity Plan at the Company’s 2003 Annual Meeting, the Board of Directors has approved the granting of stock options for 12,585,000 shares, representing 6.5% of the Company’s fully diluted Common Stock, to certain executive officers. Of these initial grants, 8,700,000 options have an exercise price of $0.3121 per share, and the other 3,885,000 options in these initial grants have an exercise price of $0.4681 per share. The initial stock option grants to these officers vest monthly at an annual rate of 25% and each will have 12 months following the termination of his employment (other than for cause) to exercise vested stock options held as of the termination date. The exercise price of a portion of these options is based on an aggregate stated equity value of the Company of $60.0 million and for the remaining options the exercise price is based on an aggregate stated equity value of $90.0 million. The exercise price for these stock options exceeded the estimated fair value of the underlying equity at the issuance date. Following these initial grants, options for 7,285,873 shares, or 3.8%, of the Company’s fully diluted Common Stock remain authorized for issuance under the 2003 Equity Plan and are reserved for future grants. For any grants within six months after the date any existing options are cancelled, the Company will be required to apply variable accounting to such new options and this accounting treatment may result in non-cash compensation expense in future periods.

Pro Forma Financial Information

     Because of the significance of the financial restructuring transactions discussed above on the Company’s financial position, the Company has included certain pro forma financial information to highlight the impact of such transactions. The following pro forma consolidated financial data as of March 30, 2003 has been derived from the application of pro forma adjustments to the Company’s historical consolidated financial statements. The pro forma data is presented for illustrative purposes only and is not necessarily indicative of the financial position that would have actually been reported had the financial restructuring transactions occurred as of March 30, 2003, nor is it indicative of the Company’s future financial position.

     The pro forma condensed consolidated balance sheet as of March 30, 2003 gives effect to the Exchange Transaction and the Senior Debt Restructuring as if each had occurred on the date of the consolidated balance sheet.

Pro Forma Consolidated Balance Sheet
March 30, 2003
(in thousands)

		Pro Forma
	Historical	Adjustments		Pro Forma

Assets
Cash and cash equivalents	$21,338	$(14,795	)(1)	$1,390
		(3,153	)(2)
		(2,000	)(4)
Other current assets	72,719			72,719
Recoverable income taxes	24,757			24,757

Total current assets	118,814	(19,948)		98,866
Noncurrent assets	117,759	(663	)(3)	117,096

Total assets	$236,573	$(20,611)		$215,962

Liabilities and Shareholders’ Equity (Deficit)
Current portion of long-term debt	$38,281	$(13,685	)(1)	$24,596
Other current liabilities	69,351	(1,100	)(4)	66,675
		(1,576	)(2)

Total current liabilities	107,632	(16,361)		91,271
Long-term debt -
Convertible, subordinated notes	115,000	(109,661	)(2)	5,339
Revolving credit facility	65,015	(1,110	)(1)	63,905
Other long-term liabilities	8,974	(439	)(1)	8,535

Total liabilities	296,621	(127,571)		169,050
Total shareholders’ equity (deficit)	(60,048)	106,960	(1,2,3,4)	46,912

Total liabilities and shareholders’ equity (deficit)	$236,573	$(20,611)		$215,962

(1)	Adjustments to reflect cash paid to existing senior lenders, which includes $13,685 of principal debt repayments and $1,110 of fees paid in connection with the completion of the Credit Facility, as amended, and cancellation of equity appreciation rights resulting in a reduction in accrued liabilities of $439.

(2)	Adjustments to reflect payments of $3,153, including $1,576 that had been accrued in the Company’s historical balance sheet at March 30, 2003, to participating holders of the 5.75% Notes and exchange of $109,661 of such notes for newly issued shares of the Company’s Common and Series B Preferred Stock. The equity issued in exchange for the 5.75% Notes is recorded at estimated fair value.

(3)	Adjustments to reflect the write-off of deferred debt issuance costs of $663 associated with the 5.75% Notes exchanged for equity.

(4)	Adjustment to record payment of $2,000 of estimated professional fees incurred in connection with the comprehensive financial restructuring, including $1,100 which had been accrued in the Company’s historical balance sheet at March 30, 2003.

Accounting for Financial Restructuring Transactions

     Upon consummation of the Exchange Transaction, the Company will record the issuance of its equity securities in exchange for outstanding 5.75% Notes at the fair value of the newly issued equity securities, with the excess of the debt carrying value over the fair value of equity securities recorded as a gain. The forgiveness of $10.3 million in Senior Debt will reduce future interest expense over the term of the amended Credit Facility and the $1.1 million of fees paid to the senior lenders will be reflected as a reduction in the principal balances outstanding as required under accounting for troubled debt restructuring. The Company will determine and record the fair value, if any, of the warrants issued in connection with the Senior Debt Restructuring as additional shareholders’ equity with a corresponding reduction in the outstanding Senior Debt, with such amount recognized as a component of interest expense over the term of the Senior Debt. The Company will complete the determination of fair value and the accounting adjustments required as a result of the Exchange Transaction and the Senior Debt Restructuring in the second quarter of fiscal 2003. The net gain from debt restructuring will not be classified as an extraordinary item in accordance with the recently issued SFAS No. 145.

Management’s Plans for Liquidity and Debt Compliance

     The Company experienced declining revenue and significant operating losses in 2001 and 2002 as well as the first quarter of 2003. In response to the declining operating performance, the Company undertook several initiatives beginning in 2001 including the following:

•	Execution of the Exchange Transaction and the Senior Debt Restructuring discussed above, which has resulted in the Company using substantially all of its cash on hand, including $24.3 million of recoverable income taxes included on the March 30, 2003 balance sheet (after payment of transaction expenses), to repay approximately $38.0 million of its outstanding credit facility and elimination of an additional $120.0 million of its outstanding indebtedness, which will result in a substantial reduction in prospective annual interest expense;

•	Filing for and receiving substantial income tax refunds by carrying back current period tax losses to recover income taxes previously paid, with a substantial portion of such refunds used to reduce outstanding indebtedness;

•	Restructuring and rationalization actions including the reduction of approximately 4.4% in the first quarter of 2003 (17.5% for the year 2002) of the permanent workforce and rationalization of office space;

•	Reduction in accounts receivable with resulting cash flow used to reduce outstanding indebtedness; and

•	Plans for further office space rationalization to reduce operating costs and improve efficiency in 2003.

     The Company’s ability to continue operating is largely dependent upon its ability to maintain compliance with the financial covenants of the Credit Facility. The financial covenants include a cumulative monthly EBITDA requirement (as defined) commencing with April 2003 and an interest and subordinated indebtedness coverage ratio. The amended Credit Facility defines consolidated EBITDA as consolidated net income before interest expense, income taxes, depreciation and amortization, non-cash impairment charges, restructuring and rationalization charges, professional fees relating to the debt restructuring and non-cash compensation expense for stock options, if any. These covenants require the Company to generate EBITDA, as defined, measured on a cumulative monthly basis in the aggregate amount of $5.9 million from April through December 2003; this compares to $12.2 million of EBITDA, as defined, actually reported for April through December 2002. Based on the Company’s fiscal 2003 and 2004 projections, which reflect declining demand for the Company’s services, offset by reductions in costs associated with the reduced revenues and resulting from personnel and office space rationalization, management believes the Company will be able to maintain compliance with the financial covenants for the remaining initial term of the Credit Facility. The Company also believes that the operating trends in the first quarter of 2003 support the key assumptions in its 2003 and 2004 operating plans. However, there can be no assurance that the economy or the Company will perform as expected or that further economic declines will not adversely impact the Company’s ability to comply with the financial covenants. In addition, the interest coverage ratio adjusts from an interest coverage ratio to an interest and subordinated indebtedness coverage ratio on May 31, 2004, and there can be no assurance that the Company will be able to satisfy this enhanced financial covenant if the revolving credit facility is extended beyond its current term. If the Company does violate future covenants, it would seek waivers and amendments from its lenders, but can give no assurance that any such waivers and amendments would be available at all or on acceptable terms. If the Company were unable to obtain a waiver of future covenant violations, the lenders would be entitled to require immediate repayment of all amounts outstanding under the Credit Facility. An acceleration of outstanding amounts under the Credit Facility would also cause a default under, and permit acceleration of, the Company’s remaining 5.75% Convertible Subordinated Notes. In the event of one or more such defaults, the Company’s ongoing viability would be seriously threatened, and it would be forced to evaluate a number of strategic alternatives, including a further debt restructuring or other reorganization, the closure of certain operating locations or the sale of certain or all of its assets in order to continue to fund its operations. In the current economic environment, management believes that any such sale of assets would be at depressed prices that could be significantly lower than the net book value of assets sold and may not be sufficient to satisfy the Company’s liabilities.

     The Company’s Common Stock has traded since November 2002 on the Over the Counter Bulletin Board (the “OTC Bulletin Board”) following notification by the New York Stock Exchange (the “NYSE”) of its intent to seek the removal of the Common Stock from the NYSE list. Following an unsuccessful appeal of the NYSE’s decision pursuant to NYSE rules, the Common Stock was delisted by the NYSE in February 2003. The restructuring agreement for the Company’s recently completed financial restructuring contemplates that the Company will use its best efforts to procure a new stock exchange listing for the shares of Common Stock issued in the restructuring (or to be issued upon the conversion of the Series B Preferred Stock), but in the meantime the Company expects that the Common Stock will continue to trade on the OTC Bulletin Board.

     As a result of the financial restructuring recently completed by the Company, the aggregate outstanding principal amount of the 5.75% Notes was reduced to approximately $5.3 million. As of April 14, 2003, the Company believes it is in compliance with the indenture related to the 5.75% Notes. Failure to maintain or effect the listing of the Common Stock on a national securities exchange or an established automated over-the-counter trading market in the United States would constitute a repurchase event under the 5.75% Notes and entitle each remaining noteholder to demand repayment of its Notes in full. In the event that the Company is unable to repay any noteholder who makes such a demand following a repurchase event and is also unable to obtain waivers of such repurchase event from each affected noteholder, events of default could occur under the 5.75% Notes and the Credit Facility and the noteholders could demand repayment of their respective debt obligations in full. Additionally, in the event that the noteholders accelerated the payment of the debt obligations evidenced by the remaining outstanding Notes, the Credit Facility lenders could demand repayment of the Credit Facility in full.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities” which nullifies Emerging Issues Task Force Issue No. 94-3 (“Issue 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect that adoption of this statement will have a material impact on the Company’s results of operations, financial position or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company’s outstanding debt under the Credit Facility at March 30, 2003, was $103.0 million. Interest on borrowings under the Credit Facility is based on the prime rate plus a variable margin. Based on the outstanding balance at March 30, 2003, a change of 1% in the interest rate would cause a change in interest expense of approximately $1.0 million on an annual basis. Interest on the Company’s credit facility following the financial restructuring is also based on the prime rate plus a variable margin.

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

     Subsequent to the date of this evaluation, the Company has made no significant changes to its internal controls or in other factors that could significantly affect its internal controls.

PART II — OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds

     (a)  In connection with the financial restructuring completed on April 14, 2003, the Company amended and restated the shareholder rights agreement that governs the terms of preferred share purchase rights that currently accompany the Common Stock. The amendments include, among other things, exemptions preventing the following from triggering separation of the rights from the Common Stock: (i) beneficial ownership of capital stock by the participating noteholders acquired in the financial restructuring; (ii) beneficial ownership by any Significant Holder of capital stock of the Issuer acquired in accordance with the amended and restated certificate of incorporation; and (iii) beneficial ownership by any third party of capital stock of the Issuer acquired in a transfer from a Significant Holder pursuant to a transaction that complies with the amended and restated certificates of incorporation. In addition, the shareholder rights plan was amended to include a tag-along right for the benefit of any holder (including certain holders of more than 2% acting together as a group) of 5% or more of the voting stock of the Company pursuant to which such holder (or group) will be entitled to participate pro rata, for the same amount and form of consideration and otherwise on substantially the same terms and conditions, in any transfer by any Significant Holders of capital stock of the Company of 20% or more of the voting stock of the Company. A “Significant Holder” is a shareholder that beneficially owns 20% or more of the shares of the Company’s capital stock that are entitled to vote on matters submitted to a vote of the shareholders.

     (b)  In connection with the financial restructuring completed on April 14, 2003, the Company established its Series B Preferred Stock. Each share of Series B Preferred Stock will be convertible into 100 shares of Common Stock and, at the election of the Company, will automatically convert into shares of Common Stock upon any amendment to the Company’s charter increasing the authorized number of shares of Common Stock or effecting a reverse split of outstanding shares of Common Stock that increases the number of authorized but unissued shares. The Series B Preferred Stock vote on all matters with the Common Stock as if converted, have a liquidation preference of $.01 per share, and otherwise have no greater rights or privileges than the Common Stock. In the financial restructuring, the Company issued an aggregate of 20,940,425 shares of Common Stock and 1,044,433 shares of Series B Preferred Stock, which together represent approximately 82% of the Company’s outstanding Common Stock (assuming for this purpose that all of these shares of the Series B Preferred Stock have been converted).

     (c)  In the financial restructuring completed on April 14, 2003, the Company issued an aggregate of 20,940,425 shares of Common Stock and 1,044,433 shares of Series B Preferred Stock to holders of $109,961,000 aggregate face amount of its 5.75% Convertible Subordinated Notes due 2004 (the “5.75% Notes”) in exchange for their 5.75% Notes. In this exchange transaction, which was privately negotiated, the Company exchanged the following consideration for each $1,000 in principal amount of the 5.75% Notes exchanged:

•	$28.75 in cash;

•	190.9560 shares of Common Stock of the Company; and

•	9.5242 shares of Series B Preferred Stock of the Company, which will be convertible into 100 shares of Common Stock and, at the election of the Company, will automatically convert into shares of Common Stock upon any amendment to the Company’s charter increasing the authorized number of shares of Common Stock or effecting a reverse split of outstanding shares of Common Stock that increases the number of authorized but unissued shares.

In addition, in the financial restructuring the Company issued common stock purchase warrants to the lenders under its Credit Facility entitling them to purchase a total of 19,224,916 shares of Common Stock, or 10% of the outstanding Common Stock on a fully diluted basis. These warrants are exercisable in whole or part over a 10-year period and the exercise price thereunder is $0.3121 per share (which was based on a stated equity valuation for the Company of $60.0 million). The exercise price for these warrants exceeded the estimated fair value of the underlying equity at the issuance date.

     The issuances of the foregoing securities were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Rule 506 thereunder.

ITEM 6. — Exhibits and Reports on Form 8-K

(a)	Exhibits — The exhibits filed with or incorporated by reference into this Form 10-Q are set forth in the Exhibit Index, which immediately precedes the exhibits to this report.

(b)	Reports on Form 8-K –

The Company submitted the following reports on Form 8-K during the first quarter:

(i) February 19, 2003, announcing financial results for the quarter and fiscal year ended December 29, 2002

(ii) March 17, 2003, announcing execution of definitive restructuring agreement

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERSONNEL GROUP OF AMERICA, INC.
(Registrant)

Date: May 14, 2003	By:	/s/ Larry L. Enterline

Larry L. Enterline
Chief Executive Officer

Date: May 14, 2003	By:	/s/ James C. Hunt

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

Date: May 14, 2003	/s/ Larry L. Enterline

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

Date: May 14, 2003	/s/ James C. Hunt

James C. Hunt

EXHIBIT INDEX

		Filed
		Herewith(*),or
		Incorporated by
		Reference from
Exhibit		Previous Exhibit	Company Reg. No.
Number	Description	Number	or Report

3.1	Restated Certificate of Incorporation of the Company, as amended	3.1	333-31863

3.2	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock	99.6	8-K filed 4/25/03

3.3	Certificate of Designation for Series B Convertible Participating Preferred Stock	99.3	8-K filed 4/25/03

3.4	Amended and Restated Bylaws of the Company	99.7	8-K filed 4/25/03

4.0	Specimen Stock Certificate	4.0	33-95228

4.1	Amended and Restated Rights Agreement between the Company and Wachovia Bank, N.A. (as Successor Trustee) dated April 14, 2003	99.5	8-K filed 4/25/03

4.2	Indenture between the Company and HSBC Bank USA, as Successor Trustee	4.2	333-31863

4.3	Form of Note Certificate for 5-3/4% Convertible Subordinated Notes	4.3	333-31863

10.1	Restructuring Agreement dated March 14, 2003	99.2	8-K filed 3/17/03

10.2	Participating Agreement dated March 14, 2003	99.2	8-K filed 3/17/03

99.1	Section 906 Certification of Larry L. Enterline, Chief Executive Officer of the Company	*

99.2	Section 906 Certification of James C. Hunt, Chief Financial Officer of the Company	*