Form 10-Q
period 2003-06-29
VENTURI PARTNERS INC
filed 2003-08-13
CIK 948850

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 29, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 001-13956

VENTURI PARTNERS, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	7363 (Primary Standard Industrial Classification Code number)	56-1930691 (I.R.S. employer identification number)

Five LakePointe Plaza
2709 Water Ridge Parkway, 2nd Floor
Charlotte, North Carolina 28217
(Address, including zip code, of
Registrant’s principal executive offices)

(704) 442-5100

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [  ] No [ X ]

     As of August 4, 2003, 47,821,637 shares (before reverse stock split) of the registrant’s Common Stock, $.01 par value, were outstanding.

VENTURI PARTNERS, INC.
TABLE OF CONTENTS

Venturi Partners, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
For the Periods Ended June 29, 2003 and June 30, 2002
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Revenues	$122,509	$141,732	$243,225	$283,785
Direct costs of services	95,871	108,383	191,512	216,675

Gross profit	26,638	33,349	51,713	67,110
Operating expenses:
Selling, general and administrative	24,125	29,275	49,495	59,438
Depreciation and amortization	1,341	1,718	2,753	3,558
Restructuring and rationalization charges	2,016	668	2,115	925

Operating income (loss)	(844)	1,688	(2,650)	3,189
Interest expense	744	4,409	5,136	8,697
Gain (loss) on financial restructuring, net	84,634	(680)	83,132	(686)

Income (loss) before income taxes and cumulative effect of change in accounting principle	83,046	(3,401)	75,346	(6,194)
Provision (benefit) for income taxes	—	(680)	—	3,662

Income (loss) before cumulative effect of change in accounting principle	83,046	(2,721)	75,346	(9,856)
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(242,497)

Net income (loss)	$83,046	$(2,721)	$75,346	$(252,353)

Basic and diluted earnings per common share:
Income (loss) before cumulative effect of change in accounting principle	$15.61	$(2.55)	$23.57	$(9.23)
Cumulative effect of change in accounting principle	—	—	—	(226.92)

Net income (loss)	$15.61	$(2.55)	$23.57	$(236.15)

The accompanying notes are an integral part of these statements.

Venturi Partners, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
June 29, 2003 and December 29, 2002
(in thousands, except per share data)

	June 29,	December 29,
	2003	2002

Assets
Current Assets:
Cash and cash equivalents	$4,175	$22,623
Accounts receivable, net of allowance for doubtful accounts of $3,199 and $2,956 in 2003 and 2002, respectively	68,478	76,178
Prepaid expenses and other current assets	4,517	3,940
Recoverable income taxes	150	25,476

Total current assets	77,320	128,217
Property and equipment, net	11,132	13,240
Goodwill	103,532	103,532
Other assets	1,444	2,417

Total assets	$193,428	$247,406

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$—	$38,633
Accounts payable	7,918	9,887
Accrued wages, benefits and other	62,918	62,203

Total current liabilities	70,836	110,723
Long-term debt -
Convertible subordinated notes	5,339	115,000
Revolving credit facility (including $7,239 of deferred gain on debt forgiveness)	60,954	65,015
Other long-term liabilities	9,721	9,016

Total liabilities	146,850	299,754
Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock, $.01 par value; shares authorized 5,000; 1,044 and no shares issued and outstanding in 2003 and 2002, respectively	10	—
Common stock, $.01 par value; shares authorized 95,000; 2,160 and 1,323 shares issued and outstanding in 2003 and 2002, respectively	22	13
Additional paid-in capital	339,283	315,722
Retained earnings (accumulated deficit)	(249,198)	(324,544)
Less common stock held in treasury at cost - 247 shares at June 29, 2003 and December 29, 2002	(43,539)	(43,539)

Total shareholders’ equity (deficit)	46,578	(52,348)

Total liabilities and shareholders’ equity (deficit)	$193,428	$247,406

The accompanying notes are an integral part of these balance sheets.

Venturi Partners, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Deficit)
For the Period Ended June 29, 2003
(in thousands)

						Retained	Common
					Additional	Earnings	Stock
	Preferred Stock		Common Stock		Paid-In	(Accumulated	Held in
	Shares	Amount	Shares	Amount	Capital	Deficit)	Treasury	Total

Balance, December 29, 2002	—	$—	33,065	$331	$315,404	$(324,544)	$(43,539)	$(52,348)
Non-cash exchange of stock to 5.75% noteholders	1,044	10	20,940	209	21,823	—	—	22,042
Issuance of common stock purchase warrants	—	—	—	—	1,538	—	—	1,538
1-for-25 reverse stock split	—	—	(51,845)	(518)	518	—	—	—
Net income	—	—	—	—	—	75,346	—	75,346

Balance, June 29, 2003	1,044	$10	2,160	$22	$339,283	$(249,198)	$(43,539)	$46,578

The accompanying notes are an integral part of these statements.

Venturi Partners, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
For the Periods Ended June 29, 2003 and June 30, 2002
(in thousands)

	June 29,	June 30,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$75,346	$(252,353)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,753	3,558
Amortization of deferred gain on financial restructuring, net	(824)	—
Gain (loss) on financial restructuring, net	(83,132)	686
Cumulative effect of change in accounting principle, net of deferred tax benefit of $42,198	—	242,497
Deferred income taxes on income before cumulative effect of change in accounting principle, net	—	4,458
Income tax refunds received	25,118	19,217
Changes in assets and liabilities:
Accounts receivable	7,700	966
Accounts payable and accrued liabilities	(2,279)	1,868
Other, net	2	197

Net cash provided by operating activities	24,684	21,094
Cash flows from investing activities:
Purchase of property and equipment, net	(505)	(824)
Proceeds from sale of business	—	3,825

Net cash provided by (used in) investing activities	(505)	3,001
Cash flows from financing activities:
Repayments under credit facility	(41,985)	(19,300)
Borrowings under credit facility	3,000	5,000
Credit facility amendment fees paid	(1,680)	(1,657)
Repayments of other debt, net	(648)	(472)
Restructuring payment to bondholders	(1,314)	—
Proceeds from employee stock purchase plan	—	57

Net cash used in financing activities	(42,627)	(16,372)

Net increase (decrease) in cash and cash equivalents	(18,448)	7,723
Cash and cash equivalents at beginning of period	22,623	17,557

Cash and cash equivalents at end of period	$4,175	$25,280

Supplemental cash flow information:
Cash payments during the period for —
Interest	$8,343	$6,834
Income taxes	—	22,833

The accompanying notes are an integral part of these statements.

VENTURI PARTNERS, INC.
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

     Certain amounts in prior periods have been reclassified to conform to the 2003 presentation, including reclassifying professional fees paid in connection with the financial restructuring from restructuring and rationalization charges to gain (loss) on financial restructuring, net.

(2)	Name Change and Reverse Stock Split

     On August 5, 2003, the Company amended and restated its charter as contemplated in its recently completed financial restructuring. See Note 3, “Comprehensive Financial Restructuring.” Among other provisions, the charter amendment changed the Company’s corporate name to Venturi Partners, Inc., and effected a 1-for-25 reverse split of the Company’s common stock. The par value remained at $0.01 per share. Shareholder’s equity has been restated by reclassifying the reduction in par value arising from the reverse stock split from common stock to additional paid-in capital. All references in the accompanying consolidated financial statements to the number of common shares, except for authorized, and per share amounts have been restated to reflect the reverse stock split.

(3)	Comprehensive Financial Restructuring

     On April 14, 2003, the Company completed a comprehensive financial restructuring with its senior lenders and the holders of approximately $109,661 of its outstanding 5.75% Convertible Subordinated Notes due 2004 (the “5.75% Notes”) in which it issued shares of the Company’s Common Stock and Series B Preferred Stock to the participating noteholders in exchange for their 5.75% Notes (the “Exchange Transaction”). In the Exchange Transaction, which was privately negotiated, the Company exchanged newly issued equity with the participating noteholders and issued the following consideration for each $1 in principal amount of notes exchanged:

•	$28.75 in cash (not in thousands);

•	7.6382 shares (190.9560 shares before reverse split) of newly issued shares of the Company’s Common Stock; and

•	9.5242 shares of Series B Preferred Stock of the Company, each share of which is convertible into 4 shares (100 shares before reverse split) of Common Stock upon any amendment to the Company’s charter increasing the authorized number of shares of Common Stock or effecting a reverse split of outstanding shares of Common Stock that increases the number of authorized but unissued shares. The holders of Series B Preferred Stock vote on all matters with the Common Stock as if converted, have a liquidation preference of $.01 per share, and otherwise have no greater rights or privileges than the Common Stock. With the reverse stock split complete, the Company intends to convert all of the Series B Preferred Stock into Common Stock in accordance with its terms.

     In connection with the Exchange Transaction, the Company entered into an agreement with each of the former noteholders participating in the exchange to provide them with registration rights with respect to the shares of Common Stock issued in the exchange or acquired upon conversion of the Series B Preferred Stock.

     As a result of the Exchange Transaction, the participating noteholders in the aggregate were issued 837,617 shares of Common Stock (20,940,425 shares before reverse split) and 1,044,433 shares of Series B Preferred Stock, which together represent approximately 82% of the Company’s outstanding Common Stock (assuming for this purpose that all shares of the Series B Preferred Stock issued to the participating noteholders have been converted). The existing shareholders retained ownership of their outstanding 1,075,248 shares of Common Stock (26,881,212 shares before reverse split), which represent approximately 18% of the outstanding Common Stock (on the same, as-converted, basis). In connection with this ownership change, the Company also reconstituted its Board of Directors to provide for a seven-person Board and the designation of two representatives of the new major shareholders to serve as new Board members, together with the Company’s Chief Executive Officer, one incumbent independent Board member who was designated by the Company with the consent of the participating noteholders and three other independent Board members, two of whom are incumbents who were designated by the participating noteholders.

     In order to permit the closing of the Exchange Transaction contemplated in the financial restructuring and to provide for the terms on which the existing senior lenders would continue to finance the Company’s working capital needs, the Company and its existing senior lenders also executed definitive loan agreements for the Credit Facility, which provided for certain amendments and maturity date extensions to the revolving credit facility and eliminated the Equity Appreciation Right (the “EAR”) held by the senior lenders (the “Senior Debt Restructuring”). The Senior Debt Restructuring provided for the forgiveness of indebtedness in the amount of $10,300. As a result of the Exchange Transaction and the Senior Debt Restructuring, the Company used substantially all of its cash on hand, after payment of transaction expenses, to repay approximately $37,985 of its outstanding credit facility and eliminated an additional $119,961 of its outstanding indebtedness, which will result in substantial reductions in the Company’s interest expense in future periods. No provision or benefit for income taxes was recorded in the second quarter of 2003 since the gain from financial restructuring will not be subject to income tax and the Company has incurred operating losses which can be carried forward to offset future taxable income.

     The Credit Facility provides for a $70,700 revolving line of credit due May 1, 2004 and is subject to certain maturity date extensions, assuming the Company is in compliance with its covenants, in six-month increments up through May 1, 2005. Availability of borrowings under the Credit Facility is subject to a borrowing base calculated as specified percentages of the Company’s eligible accounts receivable (as defined) in the aggregate. The Credit Facility contains covenants, including financial covenants that require monthly maintenance of cumulative EBITDA levels (as defined in the amended agreement) and an interest and subordinated indebtedness coverage ratio. The Credit Facility also contains restrictions on the payment of cash dividends on the Company’s capital stock and places additional limitations on share repurchases, acquisitions and capital expenditures. Finally, in lieu of the EAR included as part of the revolving credit facility that was in effect in 2002, the Company has issued common stock purchase warrants to the lenders under the Credit Facility entitling them to purchase a total of 768,997 shares of Common Stock (19,224,916 shares before reverse split), or 10% of the outstanding Common Stock on a fully diluted basis. These warrants are exercisable in whole or part over a 10-year period and the exercise price thereunder is $7.8025 per share ($0.3121 per share before reverse split), which was based on a stated equity valuation for the Company of $60,000. The exercise price for these warrants exceeded the estimated fair value of the underlying equity at the issuance date. Interest rates payable under the Credit Facility were set at prime plus 325 basis points through June 2003, with increases during each six-month period through May 1, 2005. The Company’s interest rate is currently set at prime plus 375 basis points through December 2003.

     In connection with the financial restructuring the Company agreed to seek shareholder approval at the

2003 Annual Meeting of Shareholders to amend and restate its certificate of incorporation, and on July 24, 2003, the shareholders approved each of the proposed amendments. In addition to the name change and reverse stock split described in Note 2 above, the amendments to the certificate of incorporation included the following:

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

     In connection with the financial restructuring, the Company amended and restated the shareholder rights agreement that governs the terms of preferred share purchase rights that currently accompany the Common Stock. The amendments included, among other things, exemptions preventing the following from triggering separation of the rights from the Common Stock: (i) beneficial ownership of capital stock by the participating noteholders acquired in the financial restructuring; (ii) beneficial ownership by any Significant Holder of capital stock of the Issuer acquired in accordance with the amended and restated certificate of incorporation; and (iii) beneficial ownership by any third party of capital stock of the Company acquired in a transfer from a Significant Holder pursuant to a transaction that complies with the amended and restated certificates of incorporation. In addition, the shareholder rights plan was amended to include a tag-along right for the benefit of any holder (including certain holders of more than 2% acting together as a group) of 5% or more of the voting stock of the Company pursuant to which such holder (or group) will be entitled to participate pro rata, for the same amount and form of consideration and otherwise on substantially the same terms and conditions, in any transfer by any Significant Holders of capital stock of the Company of 20% or more of the voting stock of the Company.

     In connection with the Company’s financial restructuring, the Company terminated its 1995 Stock Option Plan. Additionally, a number of the Company’s employees, including each of the Company’s executive officers at the end of 2002 and all but one of the Company’s Board of Directors, irrevocably cancelled any and all rights that they had to exercise any and all stock options that were previously granted and agreed that all such options would be forfeited to the Company. These directors and employees held in the aggregate 87,601 of the stock options (2,190,030 stock options before reverse split) that were outstanding under the 1995 Stock Option Plan as of December 29, 2002. As a result of these voluntary forfeitures, only 16,683 stock options (417,080 options before reverse split) remained outstanding under the 1995 Stock Option Plan, and these options have a weighted average exercise price of $232.33 per share ($9.29 per share before reverse split). Although the 1995 Stock Option Plan has been terminated and no future issuances thereunder will be made, these remaining outstanding stock options will continue to be exercisable in accordance with their terms.

     The Company’s Board of Directors adopted the 2003 Equity Incentive Plan (the “2003 Equity Plan”) simultaneously with the completion of the Company’s financial restructuring. The 2003 Equity Plan authorizes grants of stock options, stock appreciation rights (or “SARs”), restricted stock, deferred stock awards and performance awards (and dividend equivalent rights relating to options, SARs, deferred stock and performance awards), in the case of stock or option awards, for up to 794,835 shares (19,870,873 shares before reverse split), or 10.3%, of the Company’s fully diluted Common Stock. Awards under the 2003 Equity Plan are to be made to key employees, directors and consultants as selected by the Board of Directors or the

Compensation Committee. The duration of any option or SAR granted under the 2003 Equity Plan will not exceed ten years. Awards will generally vest monthly on a pro rata basis at an annual rate of 25% unless either the Board of Directors or Compensation Committee approves or a participant’s employment agreement provides otherwise. Following a termination of employment, vested options and/or SARs must be exercised within 3 months (12 months in the case of death or disability), except that options and SARs terminate immediately upon a termination for cause as defined in the relevant participant’s employment agreement, or as determined in the discretion of the Board of Directors or the Compensation Committee if no employment agreement exists. Any non-vested option, SARs or other awards issued under the 2003 Equity Plan will be forfeited upon any termination. The Board of Directors and Compensation Committee retain the discretion to extend the post-employment exercise period of an option or SAR and to accelerate vesting of awards under the 2003 Equity Plan.

     At the time of the restructuring, the Board of Directors approved the granting of stock options for 503,400 shares (12,585,000 shares before reverse split), representing 6.5% of the Company’s fully diluted Common Stock, to certain executive officers. Of these initial grants, 348,000 options (8,700,000 options before reverse split) have an exercise price of $7.8025 per share ($0.3121 per share before reverse split), and the other 155,400 options (3,885,000 options before reverse split) have an exercise price of $11.7025 per share ($0.4681 per share before reverse split). The initial stock option grants to these officers vest monthly at an annual rate of 25%, and each will have 12 months following the termination of his employment (other than for cause) to exercise vested stock options held as of the termination date. The exercise price of a portion of these options is based on an aggregate stated equity value of the Company of $60,000, and for the remaining options the exercise price is based on an aggregate stated equity value of $90,000. The exercise price for these stock options exceeded the estimated fair value of the underlying equity at the issuance date. Following these initial grants, 291,435 shares (7,285,873 shares before reverse split), or 3.8%, of the Company’s fully diluted Common Stock remained authorized for issuance under the 2003 Equity Plan and are reserved for future grants. The majority of the options granted at the time of the restructuring will be subject to variable accounting because they were granted within six months after the date the options under the 1995 Stock Option Plan were cancelled. This may result in non-cash compensation expense in future periods to the extent the fair value of the stock price exceeds the option exercise price.

Accounting for Financial Restructuring Transactions

     The Company recorded the issuance of its equity securities in exchange for outstanding 5.75% Notes at the fair value of the newly issued equity securities, with the excess of the debt carrying value over the fair value of equity securities recorded as a gain. The forgiveness of $10,300 in Senior Debt will reduce future interest expense over the term of the amended Credit Facility, and the $1,110 of fees paid to the senior lenders will be reflected as a reduction in the principal balances outstanding as required under accounting for troubled debt restructuring. The Company engaged an independent valuation firm to assist in the determination of fair value of the warrants issued in connection with the Senior Debt Restructuring and recorded this amount as additional shareholders’ equity with a corresponding reduction in the outstanding Senior Debt, with such amount recognized as a component of interest expense over the term of the Senior Debt. The net gain on financial restructuring is not classified as an extraordinary item in accordance with the recently issued SFAS No. 145.

Management’s Plans for Liquidity and Debt Compliance

     The Company experienced declining revenue and significant operating losses in 2001 and 2002, and weak economic conditions have continued in the first half of 2003. In response to the declining operating performance, the Company undertook several initiatives beginning in 2001, including the following:

•	Execution of the Exchange Transaction and the Senior Debt Restructuring discussed above, which resulted in the Company repaying approximately $37,985 of its outstanding credit facility and eliminating an additional $119,961 of its outstanding indebtedness, which will result in a substantial reduction in prospective annual interest expense;

•	Filing for and receiving substantial income tax refunds by carrying back current period tax losses to recover income taxes previously paid, with a substantial portion of such refunds used to reduce outstanding indebtedness;

•	Restructuring and rationalization actions, including the reduction of approximately 12% of its permanent workforce in the first half of 2003 (17.5% for the year 2002) and ongoing rationalization of office space; and

•	Reduction in accounts receivable with resulting cash flow used to reduce outstanding indebtedness.

     The Company’s ability to continue operating is largely dependent upon its ability to maintain compliance with the financial covenants of the Credit Facility. The financial covenants include a cumulative monthly EBITDA requirement (as defined) and a monthly interest and subordinated indebtedness coverage ratio. The amended Credit Facility defines consolidated EBITDA as consolidated net income before interest expense, income taxes, depreciation and amortization, non-cash impairment charges, restructuring and rationalization charges, professional fees relating to the debt restructuring and non-cash compensation expense for the stock options, if any. These covenants require the Company to generate EBITDA, as defined, measured on a cumulative monthly basis in the aggregate amount of $5,946 from April through December 2003. For the period through June 29, 2003, the Company has exceeded the level of earnings required in the bank covenant. Based on the Company’s fiscal 2003 and 2004 projections, which reflect declining demand for the Company’s services, offset by reductions in costs associated with the reduced revenues and resulting from personnel and office space rationalization, management believes the Company will be able to maintain compliance with the financial covenants for the remaining initial term of the Credit Facility. The Company also believes that the operating trends in the first half of 2003 support the key assumptions in its 2003 and 2004 operating plans. However, there can be no assurance that the economy or the Company will perform as expected or that further economic declines will not adversely impact the Company’s ability to comply with the financial covenants. In addition, the interest coverage ratio adjusts from an interest coverage ratio to an interest and subordinated indebtedness coverage ratio on May 31, 2004, and there can be no assurance that the Company will be able to satisfy this enhanced financial covenant if the revolving credit facility is extended beyond its current term. If the Company does violate future covenants, it would seek waivers and amendments from its lenders, but can give no assurance that any such waivers and amendments would be available at all or on acceptable terms. If the Company were unable to obtain a waiver of future covenant violations, the lenders would be entitled to require immediate repayment of all amounts outstanding under the Credit Facility. An acceleration of outstanding amounts under the Credit Facility would also cause a default under, and permit acceleration of, the Company’s remaining 5.75% Notes. In the event of one or more such defaults, the Company’s ongoing viability would be seriously threatened, and it would be forced to evaluate a number of strategic alternatives, including a further debt restructuring or other reorganization, the closure of certain operating locations or the sale of certain or all of its assets in order to continue to fund its operations. In the current economic environment, management believes that any such sale of assets would be at depressed prices that could be significantly lower than the net book value of assets sold and may not be sufficient to satisfy the Company’s liabilities.

(4)	Stock Options

     The Company has adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The Company plans to continue using the intrinsic-value method of accounting for stock-based awards granted to employees and, accordingly, does not currently recognize compensation expense for its stock-based awards to employees in the Consolidated Statements of Operations.

     The following disclosures are presented to reflect the Company’s pro forma net income (loss) for the periods ended June 29, 2003 and June 30, 2002 as if the fair value method of accounting had been used. In preparing these disclosures, the Company has determined the value of all stock options granted under the 1995 Stock Option Plan, which has been terminated, and the Company’s newly adopted 2003 Equity Plan using the Black-Scholes model and based on the following weighted average assumptions used for grants:

	Period Ended	Period Ended
	June 29, 2003	June 30, 2002

Risk-free interest rate	3.0%	3.9%
Expected dividend yield	0.0%	0.0%
Expected life	5	4
Expected volatility	83.9%	69.7%

     The fair value of the stock options granted under the 2003 Equity Plan in the first half of 2003 was approximately $1,274, and no options were granted under the 1995 Stock Option Plan in the first half of 2003 as the plan was terminated. The fair value of the stock options granted under the 1995 Stock Option Plan and the Stock Purchase Plan issuances in the first half of 2002 was approximately $20. Had compensation expense been determined consistent with the fair value method, utilizing the assumptions set forth above and the straight-line amortization method over the vesting period, the Company’s net income (loss) would have been reduced to the following pro forma amounts:

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Net income (loss), as reported	$83,046	$(2,721)	$75,346	$(252,353)
Earnings per diluted share, as reported	15.61	(2.55)	23.57	(236.15)
Pro forma net income (loss)	82,913	(3,112)	75,079	(253,135)
Pro forma earnings per diluted share	$15.59	$(2.91)	$23.48	$(236.88)

(5)	Restructuring and Rationalization Charges

     The Company incurred additional restructuring and rationalization charges of $2,016 and $2,115 for the three month and six month periods ended June 29, 2003, respectively, relating principally to lease abandonment costs on closed facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(6)	Goodwill and Other Intangible Assets

     Effective at the beginning of 2002, the Company adopted SFAS 142. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require that goodwill and indefinite-lived intangibles assets be tested at least annually for impairment. In the second quarter of 2002, the Company completed its initial valuation as of the adoption date, December 31, 2001, and in the fourth quarter of 2002 completed its annual test for impairment. In order to assess the fair value of its goodwill, the Company engaged an independent valuation firm to assist in determining the fair value. The fair value of each of the Company’s two reporting units was calculated as of December 31, 2001 and December 29, 2002, on an enterprise value basis using the market multiple approach and discounted cash flow approach. Under the market multiple approach, market ratios and performance fundamentals relating to similar public companies’ stock prices or enterprise values were applied to the reporting units to determine their enterprise value. Under the discounted cash flow (“DCF”) approach, the indicated enterprise value was determined using the present value of the projected future cash flows to be generated considering appropriate discount rates. The discount rates used in the calculation reflected all associated risks of realizing the projected future cash flows. Certain of the valuation assumptions were based on management’s expectations for future performance of the Technology Services and Staffing Services reporting units. These assumptions include expected time frame of technology spending and broader economic recoveries as well as future growth rates in the Technology Services and Staffing Services businesses. A relatively high discount rate of 17% was utilized in the discounted cash flow valuation approach due principally to the inherent uncertainties associated with these assumptions.

     Based upon the results of the initial valuation, which was completed in the second quarter of 2002, the

Company recorded a goodwill impairment charge of $284,695 ($242,497 net of an income tax benefit of $42,198) as a cumulative effect of the change in accounting principle.

     In the fourth quarter of 2002, the Company performed its annual impairment test and recorded an impairment charge of $89,935 for goodwill associated with its Technology Services operations. The Company experienced lower than expected operating profits and cash flows in 2002 for the Technology Services reporting unit. As a result of this trend and the overall industry expectations, the projected operating profits and cash flows for Technology Services operations were reduced for the next five years resulting in a reduction in the fair value of the Company’s goodwill. These projections reflect expectation of further declines in corporate information technology spending levels through 2003 with recovery beginning in 2004. The decrease in fair value resulted in the recognition of the $89,935 impairment loss. The Company’s impairment assessment as of December 29, 2002 and related impairment provision for the Technology Services division reflected the decline in the business and outlook as of that date and contemplated the completion of the financial restructuring originally agreed upon in November 2002. As the financial restructuring was completed as planned in April 2003 and the business environment in which we operate has not changed significantly from December 29, 2002, the Company presently does not expect an updated formal impairment analysis will be performed until the annual test required in the fourth quarter.

     A reconciliation of goodwill for the periods ended June 29, 2003 and December 29, 2002 is as follows:

	Technology	Staffing
	Services	Services	Total

Balance, December 30, 2001	$376,538	$101,624	$478,162
Impairment loss resulting from SFAS 142 adoption	(245,373)	(39,322)	(284,695)
Impairment loss resulting from SFAS 142 annual test	(89,935)	—	(89,935)

Balance, December 29, 2002	41,230	62,302	103,532
2003 activity	—	—	—

Balance, June 29, 2003	$41,230	$62,302	$103,532

     The following table sets forth a reconciliation of intangible assets subject to amortization, which are included in other assets on the Consolidated Balance Sheets, by intangible asset class as of June 29, 2003 and December 29, 2002:

	June 29, 2003			December 29, 2002

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Non-compete agreements	$617	$(565)	$52	$2,413	$(2,223)	$190
Trade names	29	(19)	10	29	(17)	12

Total intangible assets subject to amortization	$646	$(584)	$62	$2,442	$(2,240)	$202

    Non-compete agreements are amortized over a period of five years and trade names are amortized over a period of 10 years. Amortization expense for the six months ended June 29, 2003 and June 30, 2002 was $140 and $250, respectively.

(7)	Long-term Debt

     Long-term debt consisted of the following at June 29, 2003 and December 29, 2002:

	June 29,	December 29,
	2003	2002

5.75% Notes due July 2004	$5,339	$115,000
Revolving credit facility	53,715	103,000
Deferred gain on financial restructuring, net	7,239	—
Other	—	648

	66,293	218,648
Less current portion	—	38,633

	$66,293	$180,015

     The remaining 5.75% Notes not exchanged are due July 2004. Interest on the 5.75% Notes is payable semi-annually. The 5.75% Notes are convertible into Common Stock of the Company at any time before maturity at an initial conversion price of $445.31 per share. Beginning in July 2000, the Company was permitted to redeem the 5.75% Notes initially at 103.29% and at decreasing prices thereafter to 100% at maturity, in each case together with accrued interest. The 5.75% Notes are subordinated to all present and future senior indebtedness of the Company (as defined), including indebtedness under the Company’s Credit Facility.

     As a result of the recent completion of the Company’s financial restructuring and the execution of amendments and maturity date extensions, the Credit Facility provides for a $70,700 revolving line of credit due May 1, 2004 and is subject to certain maturity date extensions through May 1, 2005. The Company believes it will satisfy the requirements for extension beyond June 2004; therefore, the outstanding balance under the Credit Facility, which was $53,715 at June 29, 2003, was classified as long-term in the consolidated balance sheet.

     The deferred gain on financial restructuring, net is comprised of the $10,300 senior debt forgiven, offset by certain fees paid and common stock purchase warrants issued to the senior lenders. See Note 3, “Comprehensive Financial Restructuring.” The Company accounted for this transaction in accordance with Statement of Financial Accounting Standards No. 15 (“SFAS 15”), “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” which requires the deferred gain on financial restructuring, net to be amortized, reducing future interest expense, over the term of the amended Credit Facility. For the quarter ended June 29, 2003, interest expense was $744, which is net of amortization of deferred gain on financial restructuring of $824. Interest rates payable under the revolving credit facility are currently set at prime plus 375 basis points through December 31, 2003.

     Four former noteholders, now significant shareholders, also are senior lenders under the Credit Facility.

(8)	Earnings Per Share

     The following table reconciles net income (loss) and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of the periods ended June 29, 2003 and June 30, 2002:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Basic and diluted earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$83,046	$(2,721)	$75,346	$(9,856)
Add: Interest expense on 5.75% Notes, net of tax	—	—	—	—

Diluted income (loss) before cumulative effect of change in accounting principle	83,046	(2,721)	75,346	(9,856)
Cumulative effect of change in accounting principle	—	—	—	(242,497)

Diluted net income (loss)	$83,046	$(2,721)	$75,346	$(252,353)

Weighted average common shares outstanding	5,319,005	1,069,110	3,197,127	1,068,625
Add: Dilutive employee stock options	—	—	—	—
Add: Assumed conversion of 5.75% Notes	—	—	—	—

Diluted weighted average common shares outstanding	5,319,005	1,069,110	3,197,127	1,068,625

Basic and diluted earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$15.61	$(2.55)	$23.57	$(9.23)
Cumulative effect of change in accounting principle	—	—	—	(226.92)

Net income (loss)	$15.61	$(2.55)	$23.57	$(236.15)

     Net income (loss) per common share is based on the weighted average number of common and common equivalent shares (including the assumed conversion of the Company’s preferred shares) outstanding in each period. The gain on financial restructuring, net of $84,634 and $83,132 for the three months and six months ended June 29, 2003, respectively, had a $15.91 and $26.00 per share impact, respectively.

     Stock options to purchase 526,083 and 167,812 shares of Common Stock were outstanding under the 2003 Equity Plan and the 1995 Stock Option Plan during the quarters ended June 29, 2003 and June 30, 2002, respectively, but were excluded from the computation of earnings per diluted share because their effect was antidilutive. The conversion of the 5.75% Notes into 11,989 common shares was also excluded from the computation of earnings per diluted share because their effect was not material.

(9)	Segment Information:

     The Company is organized in two segments: Technology Services and Staffing Services. Technology Services provides technical staffing, training and information technology consulting services and technology tools for human capital management. Staffing Services provides temporary staffing services, placement of full-time employees and on-site management of temporary employees. The Company evaluates segment performance based on income from operations before unallocated corporate expenses, restructuring and rationalization charges, amortization of intangible assets, interest and income taxes. Because of the Company’s substantial goodwill, management does not consider total assets by segment an important management tool and, accordingly, the Company does not report this information separately. The table below presents segment information for Technology Services and Staffing Services for the periods ended June 29, 2003 and June 30, 2002:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Total revenues
Technology Services	$59,829	$77,632	$120,388	$159,940
Staffing Services	62,680	64,100	122,837	123,845

Total revenues	122,509	141,732	243,225	283,785
Gross profit
Technology Services	14,189	18,975	27,575	39,503
Staffing Services	12,449	14,374	24,138	27,607

Total gross profit	26,638	33,349	51,713	67,110
Operating income
Technology Services	2,548	3,734	3,780	7,810
Staffing Services	2,186	2,694	3,214	4,533

Total segment operating income, as defined	4,734	6,428	6,994	12,343
Unallocated corporate expenses	3,510	3,949	7,389	7,979
Restructuring and rationalization charges	2,016	668	2,115	925
Amortization of intangible assets	52	123	140	250
Interest expense	744	4,409	5,136	8,697
Gain (loss) on financial restructuring, net	84,634	(680)	83,132	(686)

Income (loss) before income taxes and cumulative effect of change in accounting principle	$83,046	$(3,401)	$75,346	$(6,194)

     The following table sets forth identifiable assets by segment at June 29, 2003 and December 29, 2002:

	June 29,	December 29,
	2003	2002

Accounts receivable, net
Technology Services	$43,472	$46,318
Staffing Services	25,006	29,860

Total accounts receivable, net	$68,478	$76,178

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

OVERVIEW

     The Company is organized into two Divisions: the Technology Services Division (“Technology Services”), which provides information technology staffing and consulting services in a range of computer-related disciplines and technology tools for human capital management, and the Staffing Services Division (“Staffing Services”), which provides a variety of temporary office, clerical, accounting and finance, light technical and light industrial staffing services. Approximately 49% of the Company’s second quarter 2003 revenues came from Technology Services and 51% came from Staffing Services.

     The Technology Services business is affected by the timing of holidays and seasonal vacation patterns, generally resulting in lower revenues and gross margins in the fourth quarter of each year. The Staffing Services business is subject to the seasonal impact of summer and holiday employment trends. Typically, the Staffing Services business is stronger in the second half of each calendar year than in the first half.

RESULTS OF OPERATIONS

     Quarter Ended June 29, 2003 Versus Quarter Ended June 30, 2002

     Revenues. Total revenues decreased 13.6% to $122.5 million in the second quarter of 2003 from $141.7 million in the second quarter of 2002 due to the weak economic environment, including a continued decline in corporate technology spending. Technology Services revenues decreased 22.9% primarily as the result of the continuing industry-wide slowdown in customer demand for technology staffing services. Technology Services billable consultants on assignment declined from approximately 1,970 at year-end 2002 to approximately 1,800 at the end of the second quarter. Staffing Services revenues decreased 2.2%, to $62.7 million, in the second quarter of 2003 primarily due to declines in the retail component of the Company’s temporary staffing business and permanent placement revenues, offset by growth in the Company’s vendor-on-premise (“VOP”) business. Permanent placement revenues were 2.3% of Staffing Services revenues in the second quarter of 2003, down from 4.0% in the second quarter of 2002, while the retail component of temporary staffing also declined to 60.6% of Staffing Services revenues in the second quarter of 2003, down from 63.7% in the second quarter of 2002. VOP revenues totaled 37.0% of Staffing Services revenues in the second quarter of 2003, up from 32.3% in the second quarter of 2002. The Company does not expect any significant improvements in demand for its services before 2004 in light of ongoing economic and geopolitical uncertainties. In addition, there can be no assurance that Technology Services revenues will increase as the broader economy strengthens or these other uncertainties subside.

     Direct Costs of Services and Gross Profit. Direct costs, consisting of payroll and related expenses of consultants and temporary workers, decreased 11.5% to $95.9 million in the second quarter of 2003 on the lower revenues. Gross profit decreased 20.1% to $26.6 million on the lower revenues. Gross profit as a percentage of revenue also decreased to 21.7% in the second quarter of 2003 from 23.5% in the second quarter of 2002, primarily as the result of the continued softening in the higher margin sectors of the staffing and consulting businesses, the significant decline in permanent placement services, continuing downward bill rate pressure imposed by many of the Company’s larger customers and higher payroll taxes.

     Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization expense, decreased 17.8% to $25.5 million in the second quarter of 2003 from $31.0 million in the second quarter of 2002. The decrease was primarily due to the Company’s aggressive cost reduction program, including its workforce reduction and office consolidation initiatives. Approximately 8.0% of the Company’s permanent workforce was eliminated during the second quarter of 2003. Also, variable or incentive compensation declined due to lower revenues and operating margins. As a percentage of revenues, selling, general and administrative expenses decreased to 19.7% in the second quarter of 2003 from 20.7% in the second quarter of 2002. In addition, depreciation and amortization expense decreased to 1.1% of revenues in the second quarter of 2003 from 1.2% in the second quarter of 2002.

     Restructuring and Rationalization Charges. Beginning in 2001, the Company implemented a plan to restructure and rationalize certain operations. As a result, the Company recorded charges totaling $2.0 million and $0.7 million in the second quarters of 2003 and 2002, respectively. These charges were comprised of the following components (in thousands):

	Three Months Ended
	June 29,	June 30,
	2003	2002

Employee severance	$229	$665
Lease abandonment and termination costs	1,608	3
Property abandonment charges	130	—
Other	49	—

Total restructuring and rationalization charges	$2,016	$668

     Following is a summary of the accrued liability for cash restructuring and rationalization charges for the quarter ended June 29, 2003 (in thousands):

	Employee	Lease
	Severance	Costs	Other	Total

Accrued liability at March 30, 2003	$367	$4,420	$46	$4,833
Charges	229	1,608	49	1,886
Cash payments	(289)	(340)	(64)	(693)

Accrued liability at June 29, 2003	$307	$5,688	$31	$6,026

     Employee severance-related costs included the elimination of both administrative and income-producing employees. Under the workforce reduction plan, approximately 8.0% of the Company’s permanent workforce, or 70 employees, was eliminated during the quarter. Lease abandonment and termination costs related primarily to office closures, branch consolidations and leased space reductions.

     Of the remaining accrued liability at June 29, 2003, the Company expects to pay approximately $2.3 million over the next twelve months and the balance, primarily lease payments, over the following seven years.

     Interest Expense. Interest expense decreased 83.1% to $0.7 million in the second quarter of 2003 from $4.4 million in the second quarter of 2002 primarily as a result of the comprehensive financial restructuring completed in April 2003 and the accounting treatment required by Generally Accepted Accounting Principles that requires the deferred gain on financial restructuring, net, to be amortized into interest over the term of the facility. For the quarter ended June 29, 2003, interest expense was $744, which is net of amortization of deferred gain on financial restructuring of $824. The average interest rate on borrowings was 7.6% in the second quarter of 2003, down 30 basis points from the second quarter of 2002. See “ — Liquidity and Capital Resources.”

     Gain on Financial Restructuring. The Company recorded a gain of $84.6 million in the second quarter of 2003 as a result of the conversion of $109.7 million of subordinated notes to equity. The gain on financial restructuring is net of professional fees incurred in connection with the financial restructuring of $1.5 million in the second quarter of 2003. Fees incurred in the second quarter of 2002 totaled $0.7 million and were previously classified in restructuring and rationalization charges. These fees have been reclassified for all periods presented. See “ — Liquidity and Capital Resources – Financial Restructuring.”

     Provision (Benefit) for Income Taxes. No provision or benefit for income taxes was recorded in the second quarter of 2003 since the gain from the financial restructuring will not be subject to income tax and the Company has incurred operating losses which can be carried forward to offset future taxable income. Because of the changes in ownership of the Company that occurred in connection with the financial restructuring on April 14, 2003, the utilization of net operating losses generated prior to that date will not be available to offset future taxable income. The Company has deferred tax assets relating to NOL carryforwards and deductible temporary differences which are fully reserved through a valuation allowance to the extent they are not offset by deferred tax liabilities. The effective tax benefit rate of 20% in the second quarter of 2002 was lower than the U.S. federal statutory rate of 35% primarily due to the impact of non-deductible expenses and the provision of valuation allowances against deferred income tax assets.

RESULTS OF OPERATIONS

     Six Months Ended June 29, 2003 Versus Six Months Ended June 30, 2002

     Revenues. Total revenues decreased 14.3% to $243.2 million in the first half of 2003 from $283.8 million in the first half of 2002 due to the weak economic environment, including a continued decline in corporate technology spending. Technology Services revenues decreased 24.7% primarily as the result of the continuing industry-wide slowdown in customer demand for technology staffing services. Technology Services billable consultants on assignment declined from approximately 1,970 at year-end 2002 to approximately 1,800 at the end of the second quarter. Staffing Services revenues decreased 0.8%, to $122.8 million, in the first half of 2003 primarily due to declines in the retail component of the Company’s temporary staffing business and permanent placement revenues, offset by growth in the Company’s VOP business. Permanent placement revenues were 2.2% of Staffing Services revenues in the first half of 2003, down from 3.7% in the first half of 2002, while the retail component of temporary staffing also declined to 60.6% of Staffing Services revenues in the first half of 2003, down from 64.4% in the first half of 2002. VOP revenues totaled 37.2% of Staffing Services revenues in the first half of 2003, up from 31.9% in the first half of 2002. The Company does not expect any significant improvements in demand for its services before 2004 in light of ongoing economic and geopolitical uncertainties. In addition, there can be no assurance that Technology Services revenues will increase as the broader economy strengthens or these other uncertainties subside.

     Direct Costs of Services and Gross Profit. Direct costs, consisting of payroll and related expenses of consultants and temporary workers, decreased 11.6% to $191.5 million in the first half of 2003 on the lower revenues. Gross profit decreased 22.9% to $51.7 million on the lower revenues. Gross profit as a percentage of revenue also decreased to 21.3% in the first half of 2003 from 23.6% in the first half of 2002, primarily as the result of the continued softening in the higher margin sectors of the staffing and consulting businesses, the significant decline in permanent placement services, continuing downward bill rate pressure imposed by many of the Company’s larger customers and higher payroll taxes.

     Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization expense, decreased 17.1% to $52.2 million in the first half of 2003 from $63.0 million in the first half of 2002. The decrease was primarily due to the Company’s aggressive cost reduction program, including its workforce reduction and office consolidation initiatives. Approximately 12.0% of the Company’s permanent workforce was eliminated during the first half of 2003. Also, variable or incentive compensation declined due to lower revenues and operating margins. As a percentage of revenues, selling, general and administrative expenses decreased to 20.3% in the first half of 2003 from 20.9% in the first half of 2002. In addition, depreciation and amortization expense decreased to 1.1% of revenues in the first half of 2003 from 1.3% in the first half of 2002.

     Restructuring and Rationalization Charges. Beginning in 2001, the Company implemented a plan to restructure and rationalize certain operations. As a result, the Company recorded charges totaling $2.1 million and $0.9 million in the first half of 2003 and 2002, respectively. These charges were comprised of the following components (in thousands):

	Six Months Ended
	June 29,	June 30,
	2003	2002

Employee severance	$314	$851
Lease abandonment and termination costs	1,622	90
Property abandonment charges	130	(16)
Other	49	—

Total restructuring and rationalization charges	$2,115	$925

     Following is a summary of the accrued liability for cash restructuring and rationalization charges for the six months ended June 29, 2003 (in thousands):

	Employee	Lease
	Severance	Costs	Other	Total

Accrued liability at December 29, 2002	$559	$4,658	$84	$5,301
Charges	314	1,622	49	1,985
Cash payments	(566)	(592)	(102)	(1,260)

Accrued liability at June 29, 2003	$307	$5,688	$31	$6,026

     Employee severance-related costs included the elimination of both administrative and income-producing employees. Under the workforce reduction plan, approximately 12.0% of the Company’s permanent workforce, or 110 employees, was eliminated during the first half 2003. Lease abandonment and termination costs related primarily to office closures, branch consolidations and leased space reductions.

     Of the remaining accrued liability at June 29, 2003, the Company expects to pay approximately $2.3 million over the next twelve months and the balance, primarily lease payments, over the following seven years.

     Interest Expense. Interest expense decreased 40.9% to $5.1 million in the first half of 2003 from $8.7 million in the first half of 2002 primarily as a result of the comprehensive financial restructuring completed in April 2003 and the accounting treatment required by Generally Accepted Accounting Principles that requires the deferred gain on financial restructuring, net, to be amortized into interest over the term of the facility. For the six months ended June 29, 2003, interest expense was $5,136, which is net of amortization of deferred gain on financial restructuring of $824. The average interest rate on borrowings was 7.4% in the first half of 2003, down 20 basis points from the first half of 2002. See “ — Liquidity and Capital Resources.”

     Gain on Financial Restructuring. The Company recorded a gain of $83.1 million in the first half of 2003 as a result of the conversion of $109.7 million of subordinated notes to equity. The gain on financial restructuring is net of professional fees incurred in connection with the financial restructuring of $3.0 million in the first half of 2003. Fees incurred in the first half of 2002 totaled $0.7 million and were previously classified in restructuring and rationalization charges. These fees have been reclassified for all periods presented. See “ — Liquidity and Capital Resources – Financial Restructuring.”

     Provision (Benefit) for Income Taxes. No provision or benefit for income taxes was recorded in the first half of 2003 since the gain from the financial restructuring will not be subject to income tax and the Company has incurred operating losses which can be carried forward to offset future taxable income. Because of the changes in ownership of the Company that occurred in connection with the financial restructuring on April 14, 2003, the utilization of net operating losses generated prior to that date will not be available to offset future taxable income. The Company has deferred tax assets relating to NOL carryforwards and deductible temporary differences which are fully reserved through a valuation allowance to the extent they are not offset by deferred tax liabilities. The income tax provision recorded for the six months ended June 30, 2002 reflects an income tax benefit of $1.2 million related to its operating losses, computed at an effective rate of approximately 20%. This benefit was offset by the charge of approximately $5.2 million related to the adoption of SFAS 142.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has experienced declines in revenues over the last two years as the result of ongoing weak economic conditions and does not expect any significant improvements in demand for its services before 2004. In light of these revenue declines, the Company has focused on reducing expenses generally, limiting capital expenditures to only the highest priority projects and managing its accounts receivable very closely. As a result of the reduced need for working capital and these priorities, the Company’s cash needs have been reduced substantially from prior years.

     The Company’s primary sources of cash during the past year were cash from operations and income tax refunds. As a result of the completion of the Company’s financial restructuring and the execution of amendments and maturity date extensions to the revolving credit facility (as amended, the “Credit Facility”) in connection therewith, the Company’s sources of cash in 2003 also include available borrowings under the Credit Facility. The Company’s principal uses of cash are to repay debt, fund working capital and meet its diminished requirements for capital expenditures. The Company believes, subject to the conditions and contingencies described above in “—Forward-Looking Information,” that cash flow from operations and borrowings under the Credit Facility will be adequate to meet its debt repayment objectives and its diminished needs for working capital and capital expenditures.

     For the six months ended June 29, 2003, cash provided by operating activities was $24.7 million compared with $21.1 million in the first half of 2002, primarily as a result of income tax refunds received each year. In the aggregate, day’s sales outstanding decreased to 47 days at June 29, 2003 from 48 days at December 29, 2002. Cash used in investing activities was $0.5 million in the first half of 2003 compared to cash provided by investing activities of $3.0 million during the first half of 2002 due primarily to the cash proceeds received from the sale of a business in the prior year. Cash used for investing activities related primarily to the Company’s capital spending. Capital spending in the first half of 2003 was $0.5 million, down slightly from $0.8 million in the first half of 2002. Cash used for financing activities was $42.6 million in the first half of 2003, up from $16.4 million in the first half of 2002 as the company used substantially all of its cash on hand to pay down the Credit Facility in connection with the financial restructuring.

     The Company has accrued restructuring and rationalization charges of $6.0 million at June 29, 2003 and expects to pay approximately $2.3 million over the next twelve months and the balance, primarily lease payments, over the following seven years. In addition, the Company has $1.1 million of accrued professional fees related to the financial restructuring at June 29, 2003 which it expects to pay out over the next six months.

     The Company is subject to periodic review by federal, state and local taxing authorities in the ordinary course of business and as is customary for tax returns claiming significant income tax refunds has been advised by the Internal Revenue Service that the Service is reviewing the Company’s 2002, 2001 and 2000 federal income tax returns to determine whether to perform an income tax audit for any or all of those tax years. If any of the Company’s income tax returns are audited, certain tax positions taken by the Company could be challenged and adjustments proposed that could result in assessments for additional taxes payable, together with penalties and interest. The Company believes that its tax positions comply with applicable tax laws and the Company would vigorously defend these positions if challenged. Although the Company believes that it has adequately accrued for any foreseeable payments resulting from tax examinations, there can be no assurance that any such additional taxes, penalties or interest payable would not have a material effect on the Company’s liquidity or financial condition.

Financial Restructuring

     On April 14, 2003, the Company completed a comprehensive financial restructuring with its senior lenders and the holders of approximately $109.7 million of its outstanding 5.75% Convertible Subordinated Notes due 2004 in which it issued shares of the Company’s Common Stock and Series B Preferred Stock to the participating noteholders in exchange for their 5.75% Notes (the “Exchange Transaction”). In the Exchange Transaction, which was privately negotiated, the Company exchanged newly issued equity with the participating noteholders and issued the following consideration for each $1,000 in principal amount of notes exchanged:

•	$28.75 in cash;

•	7.6382 shares (190.9560 shares before reverse split) of newly issued shares of the Company’s Common Stock; and

•	9.5242 shares of Series B Preferred Stock of the Company, each share of which is convertible into 4 shares (100 shares before reverse split) of Common Stock upon any amendment to the Company’s charter increasing the authorized number of shares of Common Stock or effecting a reverse split of outstanding shares of Common Stock that increases the number of authorized but unissued shares. The holders of Series B Preferred Stock vote on all matters with the Common Stock as if converted, have a liquidation preference of $.01 per share, and otherwise have no greater rights or privileges than the Common Stock. With the reverse stock split complete, the Company intends to convert all of the Series B Preferred Stock into Common Stock in accordance with its terms.

     In connection with the Exchange Transaction, the Company entered into an agreement with each of the former noteholders participating in the exchange to provide them with registration rights with respect to the shares of Common Stock issued in the exchange or acquired upon conversion of the Series B Preferred Stock.

     As a result of the Exchange Transaction, the participating noteholders in the aggregate were issued 837,617 shares of Common Stock (20,940,425 shares before reverse split) and 1,044,433 shares of Series B Preferred Stock, which together represent approximately 82% of the Company’s outstanding Common Stock (assuming for this purpose that all shares of the Series B Preferred Stock issued to the participating noteholders have been converted). The existing shareholders retained ownership of their outstanding 1,075,248 shares of Common Stock (26,881,212 shares before reverse split), which represent approximately 18% of the outstanding Common Stock (on the same, as-converted, basis). In connection with this ownership change, the Company also reconstituted its Board of Directors to provide for a seven-person Board and the designation of two representatives of the new major shareholders to serve as new Board members, together with the Company’s Chief Executive Officer, one incumbent independent Board member who was designated by the Company with the consent of the participating noteholders and three other independent Board members, two of whom are incumbents, who were designated by the participating noteholders.

     In order to permit the closing of the Exchange Transaction contemplated in the financial restructuring and to provide for the terms on which the existing senior lenders would continue to finance the Company’s working capital needs, the Company and its existing senior lenders also executed definitive loan agreements for the Credit Facility, which provided for certain amendments and maturity date extensions to the revolving credit facility and eliminated the Equity Appreciation Right (the “EAR”) held by the senior lenders (the “Senior Debt Restructuring”). The Senior Debt Restructuring provided for the forgiveness of indebtedness in the amount of $10.3 million. As a result of the Exchange Transaction and the Senior Debt Restructuring, the Company used substantially all of its cash on hand, after payment of transaction expenses, to repay approximately $38.0 million of its outstanding credit facility and eliminated an additional $120.0 million of its outstanding indebtedness, which will result in substantial reductions in the Company’s interest expense in future periods. No provision or benefit for income taxes was recorded in the second quarter of 2003 since the gain from financial restructuring will not be subject to income tax and the Company has incurred operating losses which can be carried forward to offset future taxable income.

     The Credit Facility provides for a $70.7 million revolving line of credit due May 1, 2004 and is subject to certain maturity date extensions, assuming the Company is in compliance with its covenants, in six-month increments up through May 1, 2005. Availability of borrowings under the Credit Facility is subject to a borrowing base calculated as specified percentages of the Company’s eligible accounts receivable (as defined) in the aggregate. The Credit Facility contains covenants, including financial covenants that require monthly maintenance of cumulative EBITDA levels (as defined in the amended agreement) and an interest and subordinated indebtedness coverage ratio. The Credit Facility also contains restrictions on the payment of cash dividends on the Company’s capital stock and places additional limitations on share repurchases, acquisitions and capital expenditures. Finally, in lieu of the EAR included as part of the revolving credit facility that was in effect in 2002, the Company has issued common stock purchase warrants to the lenders under the Credit Facility entitling them to purchase a total of 768,997 shares of Common Stock (19,224,916 shares before reverse split), or 10% of the outstanding Common Stock on a fully diluted basis. These warrants are exercisable in whole or part over a 10-year period and the exercise price thereunder is $7.8025 per share ($0.3121 per share before reverse split), which was based on a stated equity valuation for the Company of $60.0 million. The exercise price for these warrants exceeded the estimated fair value of the underlying equity at the issuance date. Interest rates payable under the Credit Facility were set at prime plus 325 basis points through June 2003 with increases during each six-month period through May 1, 2005. The Company’s interest rate is currently set at prime plus 375 basis points through December 2003.

     In connection with the financial restructuring the Company agreed to seek shareholder approval at the 2003 Annual Meeting of Shareholders to amend and restate its certificate of incorporation, and on July 24, 2003, the shareholders approved each of the proposed amendments. The amendments to the certificate of incorporation include the following:

•	a reverse stock split of the Company’s Common Stock at a one-for-twenty-five ratio, which was completed on August 5, 2003;

•	elimination of provisions that separate the Board of Directors into three classes and that prohibit action by consent of shareholders without a meeting;

•	an election by the Company not to be governed by Section 203 of the Delaware General Corporation Law, which restricts the ability of the Company to engage, directly or indirectly, in a business combination transaction with a holder of 15% or more of its voting stock;

•	addition of provisions requiring a supermajority vote of the Board of Directors or shareholders to adopt changes to the certificate of incorporation or bylaws; and

•	addition of a provision to protect minority shareholders in connection with certain transactions with a shareholder (a “Significant Holder”) that beneficially owns 20% or more of the shares of the Company’s capital stock that are entitled to vote on matters submitted to a vote of the shareholders.

     The Company has filed a restated certificate of incorporation that effects each of these amendments.

     In addition, in connection with the financial restructuring, the Board of Directors amended and restated the Company’s bylaws. The amended and restated bylaws provide, among other things, that, as long as there are “Significant Holders,” the Significant Holders shall be entitled to designate, in the aggregate, two members (such designees, being “Significant Holder Designees”) of the Board of Directors, the size of which is initially set at seven members, and to designate two observers entitled to attend all meetings of the Board of Directors and its committees. Furthermore, the amended and restated bylaws provide that, subject to applicable law, for so long as there are any Significant Holders, a committee comprised of the two Significant Holder Designees and one independent director who is not also a Significant Holder Designee shall be responsible for designating between one (1) and four (4) independent nominees for election to the Board of Directors, with the number within such range depending on the amount of voting stock beneficially owned by the Significant Holders.

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

     In connection with the financial restructuring, the Company amended and restated the shareholder rights agreement that governs the terms of preferred share purchase rights that currently accompany the Common Stock. The amendments included, among other things, exemptions preventing the following from triggering separation of the rights from the Common Stock: (i) beneficial ownership of capital stock by the participating noteholders acquired in the financial restructuring; (ii) beneficial ownership by any Significant Holder of capital stock of the Issuer acquired in accordance with the amended and restated certificate of incorporation; and (iii) beneficial ownership by any third party of capital stock of the Company acquired in a transfer from a Significant Holder pursuant to a transaction that complies with the amended and restated certificates of incorporation. In addition, the shareholder rights plan was amended to include a tag-along right for the benefit of any holder (including certain holders of more than 2% acting together as a group) of 5% or more of the voting stock of the Company pursuant to which such holder (or group) will be entitled to participate pro rata, for the same amount and form of consideration and otherwise on substantially the same terms and conditions, in any transfer by any Significant Holders of capital stock of the Company of 20% or more of the voting stock of the Company.

     In connection with the Company’s financial restructuring, the Company terminated its 1995 Stock Option Plan. Additionally, a number of the Company’s employees, including each of the Company’s executive officers at the end of 2002 and all but one of the Company’s Board of Directors have irrevocably cancelled any and all rights that they had to exercise any and all stock options that were previously granted and agreed that all such options would be forfeited to the Company. These directors and employees held in the aggregate 87,601 of the stock options (2,190,030 stock options before reverse split) that were outstanding under the 1995 Stock Option Plan as of December 29, 2002. As a result of these voluntary forfeitures, 16,683 stock options (417,080 options before reverse split) remained outstanding under the 1995 Stock Option Plan and these options have a weighted average exercise price of $232.33 per share ($9.29 per share before reverse split). Although the 1995 Stock Option Plan has been terminated and no future issuances thereunder will be made, these remaining outstanding stock options will continue to be exercisable in accordance with their terms.

     The Company’s Board of Directors adopted the 2003 Equity Incentive Plan (the “2003 Equity Plan”) simultaneously with the completion of the Company’s financial restructuring. The 2003 Equity Plan authorizes grants of stock options, stock appreciation rights (or “SARs”), restricted stock, deferred stock awards and performance awards (and dividend equivalent rights relating to options, SARs, deferred stock and performance awards), in the case of stock or option awards, for up to 794,835 shares (19,870,873 shares before reverse split), or 10.3%, of the Company’s fully diluted Common Stock. Awards under the 2003 Equity Plan are to be made to key employees, directors and consultants as selected by the Board of Directors or the Compensation Committee. The duration of any option or SAR granted under the 2003 Equity Plan will not exceed ten years. Awards will generally vest monthly on a pro rata basis at an annual rate of 25% unless either the

Board of Directors or Compensation Committee approves or a participant’s employment agreement provides otherwise. Following a termination of employment, vested options and/or SARs must be exercised within 3 months (12 months in the case of death or disability), except that options and SARs terminate immediately upon a termination for cause as defined in the relevant participant’s employment agreement, or as determined in the discretion of the Board of Directors or the Compensation Committee if no employment agreement exists. Any non-vested option, SARs or other awards issued under the 2003 Equity Plan will be forfeited upon any termination. The Board of Directors and Compensation Committee retain the discretion to extend the post-employment exercise period of an option or SAR and to accelerate vesting of awards under the 2003 Equity Plan.

     In connection with the financial restructuring, four executive officers, including the Company’s chief executive officer and chief financial officer, entered into new employment agreements with the Company. These employment agreements replaced the existing employment agreements with these executive officers. Each of these new employment agreements provides for an annual base salary approximately equal to the current base salary, the right to earn annual bonuses ranging from a maximum of 60% of annual salary to 100% of annual salary (for the chief executive officer) and, subject to shareholder approval of the 2003 Equity Plan (which was obtained on July 24, 2003), options under that plan as described below. Each of these executive officers had previously surrendered all options awarded to them under existing option plans. Each employment agreement is for an initial term of two years, with automatic one-year extensions thereafter unless either party provides written notice of termination at least three months prior to any scheduled expiration date. Each employment agreement provides severance equal to one year’s salary (two years’ salary for the chief financial officer) and a pro-rated portion of any earned bonus following termination of employment by the Company without cause. In addition, certain of these executive officers, other than the chief financial officer, would be entitled to additional severance of up to one year’s salary if in the first year following the financial restructuring the Company is acquired at a price per share below a specified threshold.

     At the time of the restructuring, the Board of Directors approved the granting of stock options for 503,400 shares (12,585,000 shares before reverse split), representing 6.5% of the Company’s fully diluted Common Stock, to certain executive officers. Of these initial grants, 348,000 options (8,700,000 options before reverse split) have an exercise price of $7.8025 per share ($0.3121 per share before reverse split), and the other 155,400 options (3,885,000 options before reverse split) have an exercise price of $11.7025 per share ($0.4681 per share before reverse split). The initial stock option grants to these officers vest monthly at an annual rate of 25% and each will have 12 months following the termination of his employment (other than for cause) to exercise vested stock options held as of the termination date. The exercise price of a portion of these options is based on an aggregate stated equity value of the Company of $60.0 million, and for the remaining options the exercise price is based on an aggregate stated equity value of $90.0 million. The exercise price for these stock options exceeded the estimated fair value of the underlying equity at the issuance date. Following these initial grants, 291,435 shares (7,285,873 shares before reverse split), or 3.8%, of the Company’s fully diluted Common Stock remained authorized for issuance under the 2003 Equity Plan and are reserved for future grants. The majority of the options granted at the time of the restructuring will be subject to variable accounting because they were granted within six months after the date the options under the 1995 Stock Option Plan were cancelled. This may result in non-cash compensation expense in future periods to the extent the fair value of the stock price exceeds the option exercise price.

Accounting for Financial Restructuring Transactions

     The Company recorded the issuance of its equity securities in exchange for outstanding 5.75% Notes at the fair value of the newly issued equity securities, with the excess of the debt carrying value over the fair value of equity securities recorded as a gain. The forgiveness of $10.3 million in Senior Debt will reduce future interest expense over the term of the amended Credit Facility and the $1.1 million of fees paid to the senior lenders will be reflected as a reduction in the principal balances outstanding as required under accounting for troubled debt restructuring. The Company engaged an independent valuation firm to assist in the determination of fair value of the warrants issued in connection with the Senior Debt Restructuring and recorded this amount as additional shareholders’ equity with a corresponding reduction in the outstanding Senior Debt, with such amount recognized as a component of interest expense over the term of the Senior Debt. The net gain on financial restructuring is not classified as an extraordinary item in accordance with the recently issued SFAS No. 145.

Management’s Plans for Liquidity and Debt Compliance

     The Company experienced declining revenue and significant operating losses in 2001 and 2002, and weak economic conditions have continued in the first half of 2003. In response to the declining operating performance, the Company undertook several initiatives beginning in 2001 including the following:

•	Execution of the Exchange Transaction and the Senior Debt Restructuring discussed above, which resulted in the Company repaying approximately $38.0 million of its outstanding credit facility and eliminating an additional $120.0 million of its outstanding indebtedness, which will result in a substantial reduction in prospective annual interest expense;

•	Filing for and receiving substantial income tax refunds by carrying back current period tax losses to recover income taxes previously paid, with a substantial portion of such refunds used to reduce outstanding indebtedness;

•	Restructuring and rationalization actions, including the reduction of approximately 12% of its permanent workforce in the first half of 2003 (17.5% for the year 2002) and ongoing rationalization of office space; and

•	Reduction in accounts receivable with resulting cash flow used to reduce outstanding indebtedness.

     The Company’s ability to continue operating is largely dependent upon its ability to maintain compliance with the financial covenants of the Credit Facility. The financial covenants include a cumulative monthly EBITDA requirement (as defined) and a monthly interest and subordinated indebtedness coverage ratio. The amended Credit Facility defines consolidated EBITDA as consolidated net income before interest expense, income taxes, depreciation and amortization, non-cash impairment charges, restructuring and rationalization charges, professional fees relating to the debt restructuring and non-cash compensation expense for stock options, if any. These covenants require the Company to generate EBITDA, as defined, measured on a cumulative monthly basis in the aggregate amount of $5.9 million from April through December 2003. For the period through June 29, 2003, the Company has exceeded the level of earnings required in the bank covenant. Based on the Company’s fiscal 2003 and 2004 projections, which reflect declining demand for the Company’s services, offset by reductions in costs associated with the reduced revenues and resulting from personnel and office space rationalization, management believes the Company will be able to maintain compliance with the financial covenants for the remaining initial term of the Credit Facility. The Company also believes that the operating trends in the first half of 2003 support the key assumptions in its 2003 and 2004 operating plans. However, there can be no assurance that the economy or the Company will perform as expected or that further economic declines will not adversely impact the Company’s ability to comply with the financial covenants. In addition, the interest coverage ratio adjusts from an interest coverage ratio to an interest and subordinated indebtedness coverage ratio on May 31, 2004, and there can be no assurance that the Company will be able to satisfy this enhanced financial covenant if the revolving credit facility is extended beyond its current term. If the Company does violate future covenants, it would seek waivers and amendments from its lenders, but can give no assurance that any such waivers and amendments would be available at all or on acceptable terms. If the Company were unable to obtain a waiver of future covenant violations, the lenders would be entitled to require immediate repayment of all amounts outstanding under the Credit Facility. An acceleration of outstanding amounts under the Credit Facility would also cause a default under, and permit acceleration of, the Company’s remaining 5.75% Convertible Subordinated Notes. In the event of one or more such defaults, the Company’s ongoing viability would be seriously threatened, and it would be forced to evaluate a number of strategic alternatives, including a further debt restructuring or other reorganization, the closure of certain operating locations or the sale of certain or all of its assets in order to continue to fund its operations. In the current economic environment, management believes that any such sale of assets would be at depressed prices that could be significantly lower than the net book value of assets sold and may not be sufficient to satisfy the Company’s liabilities.

     The Company’s Common Stock has traded since November 2002 on the Over the Counter Bulletin Board (the “OTC Bulletin Board”) following notification by the New York Stock Exchange (the “NYSE”) of its intent to seek the removal of the Common Stock from the NYSE list. Following an unsuccessful appeal of the NYSE’s decision pursuant to NYSE rules, the Common Stock was delisted by the NYSE in February 2003. The restructuring agreement for the Company’s recently completed financial restructuring contemplates that the Company will use its best efforts to procure a new stock exchange listing for the shares of Common Stock issued in the restructuring (or to be issued upon the conversion of the Series B Preferred Stock), but in the meantime the Company expects that the Common Stock will continue to trade on the OTC Bulletin Board under the symbol “VPTR.”

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies Emerging Issues Task Force Issue No. 94-3 (“Issue 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The Company adopted SFAS 146 as of December 30, 2002. The adoption of SFAS 146 did not have a material effect on the financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company’s outstanding debt under the Credit Facility at June 29, 2003, was $53.7 million. Interest on borrowings under the Credit Facility is based on the prime rate plus a variable margin. Based on the outstanding balance at June 29, 2003, a change of 1% in the interest rate would cause a change in interest expense of approximately $0.5 million on an annual basis.

ITEM 4. Controls and Procedures

     As of the end of the period covered by this quarterly report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (“disclosure controls”). This evaluation was performed under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     There has been no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonable like to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds

(a)	The Company completed a financial restructuring on April 14, 2003, the details of which were reported in Part II, Item 2 of the Company’s report on Form 10-Q for the period ended March 30, 2003, as well as Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financial Restructuring.”

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits - The exhibits filed with or incorporated by reference into this Form 10-Q are set forth in the Exhibit Index, which immediately precedes the exhibits to this report.

(b)	Reports on Form 8-K –

The Company submitted the following reports on Form 8-K during the second quarter:

(i)	March 31, 2003, announcing that the Company received a term sheet from its current senior lenders to amend, and extend the maturity date of, its existing revolving credit facility.

(ii)	April 15, 2003, announcing the completion of a comprehensive financial restructuring with its senior lenders and the holders of approximately $109.7 million of the outstanding 5 3/4 % Subordinated Convertible Notes due 2004.

(iii)	April 25, 2003, announcing change in control in connection with the comprehensive financial restructuring.

(iv)	May 14, 2003, announcing the Company’s financial results for the quarter ended March 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURI PARTNERS, INC.
(Registrant)

Date: August 13, 2003	By: /s/ Larry L. Enterline

Larry L. Enterline
Chief Executive Officer

Date: August 13, 2003	By: /s/ James C. Hunt

James C. Hunt
President and Chief Financial Officer

EXHIBIT INDEX

		Filed or Furnished
		Herewith(*), or
		Incorporated by
		Reference from
Exhibit		Previous Exhibit	Company Reg. No.
Number	Description	Number	or Report

3.1	Restated Certificate of Incorporation of the Company	99.2	8-K filed 8/5/03

3.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock	99.6	8-K filed 4/25/03

3.3	Certificate of Designation for Series B Convertible Participating Preferred Stock	99.3	8-K filed 4/25/03

3.4	Amended and Restated Bylaws of the Company	99.7	8-K filed 4/25/03

4.0	Specimen Stock Certificate	*

4.1	Amended and Restated Rights Agreement between the Company and Wachovia Bank, N.A. (as Successor Trustee) dated April 14, 2003	1	8-A12B/A filed 4/16/03

4.2	Indenture between the Company and HSBC Bank USA, as Successor Trustee	4.2	333-31863

4.3	Form of Note Certificate for 5-3/4% Convertible Subordinated Notes	4.3	333-31863

10.1	1995 Equity Participation Plan, as amended	10.1	333-31863

10.2#	Director and Officer Indemnification Agreement of James V. Napier	10.3	10-K for year ended 12/31/95

10.3	Supplemental Retirement Plan for Edward P. Drudge, Jr.	10.7	10K for year ended 1/2/00

10.4	Amended and Restated Non-Qualified Profit-Sharing Plan	10.16	10-K for year ended 12/29/96

10.5	Board of Directors Deferred Compensation Plan	10.12	10-K for year ended 12/28/97

10.6	Restructuring Agreement dated March 14, 2003	99.2	8-K filed 3/17/03

10.7	Participation Agreement dated March 14, 2003	99.2	8-K filed 3/17/03

10.8	Registration Rights Agreement dated April 14, 2003	99.4	8-K filed 4/25/03

10.9	2003 Equity Incentive Plan	Annex C	Definitive Schedule 14A filed 6/24/03

10.10	Employment Agreement dated April 14, 2003 between the Company and Larry L. Enterline	99.10	8-K filed 4/25/03

		Filed or Furnished
		Herewith(*), or
		Incorporated by
		Reference from
Exhibit		Previous Exhibit	Company Reg. No.
Number	Description	Number	or Report

10.11	Employment Agreement dated April 14, 2003 between the Company and James C. Hunt	99.11	8-K filed 4/25/03

10.12	Employment Agreement dated April 14, 2003 between the Company and Michael H. Barker	99.12	8-K filed 4/25/03

10.13	Employment Agreement dated April 14, 2003 between the Company and Kenneth R. Bramlett, Jr.	99.13	8-K filed 4/25/03

10.14	Restructure Agreement dated April 14, 2003	99.14	8-K filed 4/25/03

10.15	Second Amended and Restated Credit Agreement	99.15	8-K filed 4/25/03

31.1	Section 302 Certification of Larry L. Enterline, Chief Executive Officer of the Company	*

31.2	Section 302 Certification of James C. Hunt, Chief Financial Officer of the Company	*

32.1	Section 906 Certification of Larry L. Enterline, Chief Executive Officer of the Company	*

32.2	Section 906 Certification of James C. Hunt, Chief Financial Officer of the Company	*

# This Exhibit is substantially identical to Director and Officer Indemnification Agreements (i) of the same date between the Company and William Simione, Jr.; (ii) dated April 17, 1998 between the Company and each of James C. Hunt and Ken R. Bramlett, Jr.; (iii) dated August 9, 1999 between the Company and Janice L. Scites; and (iv) dated April 14, 2003 between the Company and Victor E. Mandel.