Form 10-Q
period 2003-09-28
VENTURI PARTNERS INC
filed 2003-11-10
CIK 948850

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending September 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to __________

Commission file number 001-13956

VENTURI PARTNERS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	7363	56-1930691
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. employer
incorporation or organization)	Classification Code number)	identification number)

Five LakePointe Plaza
2709 Water Ridge Parkway, 2nd Floor
Charlotte, North Carolina 28217
(Address, including zip code, of
Registrant’s principal executive offices)

(704) 442-5100

(Registrant’s telephone number, including area code)

Personnel Group of America, Inc.

(Former name)

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
Yes ☐ No ☒
     As of November 7, 2003, 6,089,938 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

VENTURI PARTNERS, INC.
TABLE OF CONTENTS

Venturi Partners, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
For the Periods Ended September 28, 2003 and September 29, 2002
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2003	2002	2003	2002

Revenues	$124,222	$137,681	$367,447	$421,466
Direct costs of services	96,957	105,965	288,469	322,640

Gross profit	27,265	31,716	78,978	98,826
Operating expenses:
Selling, general and administrative	23,253	27,488	72,749	86,925
Depreciation and amortization	1,227	1,645	3,980	5,204
Restructuring and rationalization charges	236	452	2,351	1,377
Stock option compensation	267	—	267	—

Operating income (loss)	2,282	2,131	(369)	5,320
Interest expense	196	4,275	5,332	12,972
Gain (loss) on financial restructuring, net	(28)	(549)	83,105	(1,235)

Income (loss) before income taxes and cumulative effect of change in accounting principle	2,058	(2,693)	77,404	(8,887)
Provision (benefit) for income taxes	—	(534)	—	3,127

Income (loss) before cumulative effect of change in accounting principle	2,058	(2,159)	77,404	(12,014)
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(242,497)

Net income (loss)	$2,058	$(2,159)	$77,404	$(254,511)

Basic earnings per common share:
Income (loss) before cumulative effect of change in accounting principle	$0.34	$(2.02)	$18.60	$(11.24)
Cumulative effect of change in accounting principle	—	—	—	(226.82)

Net income (loss)	$0.34	$(2.02)	$18.60	$(238.06)

Diluted earnings per common share:
Income (loss) before cumulative effect of change in accounting principle	$0.33	$(2.02)	$18.60	$(11.24)
Cumulative effect of change in accounting principle	—	—	—	(226.82)

Net income (loss)	$0.33	$(2.02)	$18.60	$(238.06)

The accompanying notes are an integral part of these statements.

Venturi Partners, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
September 28, 2003 and December 29, 2002
(in thousands, except per share data)

	September 28,	December 29,
	2003	2002

Assets
Current Assets:
Cash and cash equivalents	$3,735	$22,623
Accounts receivable, net of allowance for doubtful accounts of $3,420 and $2,956 in 2003 and 2002, respectively	72,393	76,178
Prepaid expenses and other current assets	3,630	3,940
Recoverable income taxes	125	25,476

Total current assets	79,883	128,217
Property and equipment, net	10,074	13,240
Goodwill	103,532	103,532
Other assets	1,278	2,417

Total assets	$194,767	$247,406

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$—	$38,633
Accounts payable	10,359	9,887
Accrued wages, benefits and other	63,621	62,203

Total current liabilities	73,980	110,723
Long-term debt -
Convertible subordinated notes	5,339	115,000
Revolving credit facility (including $6,252 of deferred gain on debt forgiveness in 2003)	57,252	65,015
Other long-term liabilities	9,297	9,016

Total liabilities	145,868	299,754
Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock, $.01 par value; shares authorized 5,000; no shares issued and outstanding	—	—
Common stock, $.01 par value; shares authorized 95,000; 6,090 and 1,323 shares issued and outstanding in 2003 and 2002, respectively	61	13
Additional paid-in capital	295,978	315,722
Retained earnings (accumulated deficit)	(247,140)	(324,544)
Less common stock held in treasury at cost - no shares and 247 shares at September 28, 2003 and December 29, 2002, respectively	—	(43,539)

Total shareholders’ equity (deficit)	48,899	(52,348)

Total liabilities and shareholders’ equity (deficit)	$194,767	$247,406

The accompanying notes are an integral part of these balance sheets.

Venturi Partners, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Deficit)
For the Period Ended September 28, 2003
(in thousands)

						Retained	Common
					Additional	Earnings	Stock
	Preferred Stock		Common Stock		Paid-In	(Accumulated	Held in
	Shares	Amount	Shares	Amount	Capital	Deficit)	Treasury	Total

Balance, December 29, 2002	—	$—	33,065	$331	$315,404	($324,544)	($43,539)	($52,348)
Non-cash exchange of stock to 5.75% noteholders	1,044	10	20,940	209	21,823	—	—	22,042
Issuance of common stock purchase warrants	—	—	—	—	1,538	—	—	1,538
Cancellation of treasury shares	—	—	(6,184)	(62)	(43,477)		43,539	—
1-for-25 reverse stock split	—	—	(45,909)	(459)	459	—	—	—
Cash payment for fractional shares in reverse stock split	—	—	—	—	(4)	—	—	(4)
Stock option compensation	—	—	—	—	267	—	—	267
Conversion of preferred shares to common shares	(1,044)	(10)	4,178	42	(32)	—	—	—
Net income	—	—	—	—	—	77,404	—	77,404

Balance, September 28, 2003	—	$—	6,090	$61	$295,978	($247,140)	$—	$48,899

The accompanying notes are an integral part of these statements.

Venturi Partners, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
For the Nine Months Ended September 28, 2003 and September 29, 2002
(in thousands)

	Sept. 28,	Sept. 29,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$77,404	$(254,511)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,980	5,204
Amortization of deferred gain on financial restructuring, net	(1,811)	—
Stock option compensation	267	—
(Gain) loss on financial restructuring, net	(83,105)	1,235
Cumulative effect of change in accounting principle, net of deferred tax benefit of $42,198	—	242,497
Deferred income taxes on income before cumulative effect of change in accounting principle, net	—	3,287
Changes in assets and liabilities:
Accounts receivable	3,785	4,535
Recoverable income taxes	25,351	19,217
Accounts payable and accrued liabilities	273	(361)
Other, net	956	2,239

Net cash provided by operating activities	27,100	23,342
Cash flows from investing activities:
Purchase of property and equipment, net	(642)	(1,244)
Proceeds from sale of business	—	3,825

Net cash provided by (used in) investing activities	(642)	2,581
Cash flows from financing activities:
Repayments under credit facility	(47,700)	(22,000)
Borrowings under credit facility	6,000	6,000
Credit facility amendment fees paid	(1,680)	(1,657)
Repayments of other debt, net	(648)	(772)
Restructuring payment to bondholders	(1,314)	—
Payment for fractional shares in reverse stock split	(4)	—
Proceeds from employee stock purchase plan	—	72

Net cash used in financing activities	(45,346)	(18,357)

Net increase (decrease) in cash and cash equivalents	(18,888)	7,566
Cash and cash equivalents at beginning of period	22,623	17,557

Cash and cash equivalents at end of period	$3,735	$25,123

Supplemental cash flow information:
Cash payments during the period for —
Interest	$9,507	$13,332
Income taxes	2	23

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

     Certain amounts in prior periods have been reclassified to conform to the 2003 presentation, including reclassifying professional fees paid in connection with the Company’s recently completed financial restructuring (See Note 3, “Comprehensive Financial Restructuring”) from restructuring and rationalization charges to gain (loss) on financial restructuring, net.

(2)  Name Change and Reverse Stock Split; Conversion of Preferred Shares

     On August 5, 2003, the Company amended and restated its charter as contemplated in its recently completed financial restructuring. See Note 3, “Comprehensive Financial Restructuring.” Among other provisions, the charter amendment changed the Company’s corporate name to Venturi Partners, Inc., and effected a 1-for-25 reverse split of the Company’s Common Stock. The par value of the Common Stock remained at $0.01 per share. Shareholders’ equity has been restated by reclassifying the reduction in par value arising from the reverse stock split from Common Stock to additional paid-in capital. All references in the accompanying consolidated financial statements to the number of common shares, except for authorized share and per share amounts have been restated to reflect the reverse stock split.

     On September 26, 2003, all outstanding shares of the Company’s Series B Convertible Participating Preferred Stock (the “Series B Preferred Stock”) were converted into shares of Common Stock in accordance with their terms.

(3) Comprehensive Financial Restructuring

     On April 14, 2003, the Company completed a comprehensive financial restructuring with its senior lenders and the holders of $109,661 outstanding principal amount of its 5.75% Convertible Subordinated Notes due 2004 (the “5.75% Notes”) in which it issued shares of the Company’s Common Stock and Series B Preferred Stock to the participating noteholders in exchange for their 5.75% Notes (the “Exchange Transaction”).

     In the Exchange Transaction, the participating noteholders in the aggregate were issued 837,617 shares of Common Stock and 1,044,433 shares of Series B Preferred Stock (which were subsequently converted into 4,177,732 additional shares of Common Stock). These shares of Common Stock and Series B Preferred Stock represented approximately 82% of the Company’s outstanding capital stock immediately after the Exchange Transaction. The Company’s existing shareholders retained ownership of their outstanding 1,075,248 shares of Common Stock, which represented approximately 18% of the outstanding capital stock. In connection with this ownership change, the Company also reconstituted its Board of Directors to provide for a seven-person Board. The new Board consists of two representatives designated by the new major shareholders, the Company’s Chief Executive Officer, one incumbent independent Board member designated by the Company with the consent of the participating noteholders and three other independent Board members, two of whom were incumbents, also designated by the participating noteholders. One of these incumbent directors subsequently retired from the Board; as a result, the Board currently consists of six members.

     In order to permit the closing of the Exchange Transaction and to provide for the terms on which the existing senior lenders would continue to finance the Company’s working capital needs, the Company and its existing senior lenders also executed definitive loan agreements that provided for certain amendments and maturity date extensions to the Company’s senior revolving credit facility (the “Credit Facility”) and eliminated the Equity Appreciation Right (the “EAR”) held by the senior lenders (the “Senior Debt Restructuring”). The Senior Debt Restructuring provided for the forgiveness of indebtedness in the amount of $10,300. As a result of the Exchange Transaction and the Senior Debt Restructuring, the Company used substantially all of its cash on hand, after payment of transaction expenses, to repay $37,985 of its outstanding credit facility and eliminated an additional $119,961 of its outstanding indebtedness, which has resulted in substantial reductions in the Company’s interest expense. No provision or benefit for income taxes was recorded in the second or third quarters of 2003 since the gain from financial restructuring will not be subject to income tax and the Company has incurred operating losses for income tax reporting purposes in 2003 for which no tax benefit has been recognized.

     The amended Credit Facility provides for a $70,700 revolving line of credit due May 1, 2004 and is subject to certain maturity date extensions, assuming the Company is in compliance with its covenants, in six-month increments through May 1, 2005. Availability of borrowings under the Credit Facility is subject to a borrowing base calculated as specified percentages of the Company’s eligible accounts receivable (as defined) in the aggregate. The Credit Facility’s financial covenants include monthly maintenance of cumulative EBITDA levels and an interest and subordinated indebtedness coverage ratio (both as defined in the amended agreement). The Credit Facility also contains restrictions on the payment of cash dividends on the Company’s capital stock and places additional limitations on share repurchases, acquisitions and capital expenditures. Finally, to replace the EAR previously included as part of the Credit Facility, the Company issued common stock purchase warrants to the lenders under the Credit Facility entitling them to purchase a total of 768,997 shares of Common Stock, or 10% of the outstanding Common Stock on a fully diluted basis as of the closing date of the financial restructuring. These warrants are exercisable in whole or part over a 10-year period and their exercise price is $7.8025 per share, which was based on an assumed equity valuation for the Company of $60,000. The exercise price for these warrants exceeded the estimated fair value of the underlying equity at the issuance date. Interest rates payable under the Credit Facility were set at prime plus 375 basis points through December 2003, with increases during each six-month period through May 1, 2005.

     The Company entered into an agreement with each of the former noteholders participating in the Exchange Transaction and each of its senior lenders to provide them with registration rights with respect to the shares of Common Stock issued in the financial restructuring or acquired upon conversion of the Series B Preferred Stock, or the shares issuable upon exercise of the warrants, as applicable.

     In connection with the financial restructuring the Company agreed to seek shareholder approval at the 2003 Annual Meeting of Shareholders to amend and restate its certificate of incorporation, and on July 24, 2003, the shareholders approved each of the proposed amendments. In addition to the name change and reverse stock split described in Note 2 above, the amendments to the certificate of incorporation, which became effective August 5, 2003, included the following:

•	the elimination of provisions that separated the Board of Directors into three classes and that prohibited action by consent of shareholders without a meeting;

•	an election by the Company not to be governed by Section 203 of the Delaware General Corporation Law, which restricted the ability of the Company to engage, directly or indirectly, in a business combination transaction with a holder of 15% or more of its voting stock;

•	the addition of provisions requiring a supermajority vote of the Board of Directors or shareholders to adopt changes to the certificate of incorporation or bylaws; and

•	the addition of a provision to protect minority shareholders in connection with certain transactions with a shareholder that beneficially owns 20% or more of the shares of the Company’s capital stock that are entitled to vote on matters submitted to a vote of the shareholders (a “Significant Holder”).

     The Company also amended and restated the shareholder rights agreement that governs the terms of preferred share purchase rights that currently accompany the Common Stock. These amendments included, among other things, exemptions preventing the following from triggering separation of the rights from the Common Stock: (i) beneficial ownership of capital stock by persons and entities that beneficially owned 15% or more of the Company’s capital stock as of the date of the financial restructuring or the date that the Series B Preferred Stock first became convertible into shares of the Company’s Common Stock, and their affiliates; (ii) beneficial ownership by any Significant Holder of capital stock of the Company acquired in accordance with the amended and restated certificate of incorporation and with the new tag-along rights that were also added to the rights agreement as part of the amendment and restatement; and (iii) beneficial ownership by any third party of capital stock of the Company acquired in a transfer from a Significant Holder that complied with the amended and restated certificate of incorporation and the tag-along rights. Under the tag-along rights, any holder (including certain holders of more than 2% acting together as a group) of 5% or more of the voting stock of the Company will be entitled to participate pro rata, for the same amount and form of consideration and otherwise on substantially the same terms and conditions, in any transfer by any Significant Holders of capital stock of the Company of 20% or more of the voting stock of the Company.

     The Company also terminated its 1995 Stock Option Plan in connection with the financial restructuring. Additionally, a number of the Company’s employees, including each of the Company’s executive officers at the end of 2002 and all but one of the Company’s 2002 Directors, irrevocably cancelled any and all rights that they had to exercise any and all stock options that were previously granted and agreed that all such options would be forfeited to the Company. These directors and employees held in the aggregate 87,601 of the stock options that were outstanding under the 1995 Stock Option Plan as of December 29, 2002. As a result of these voluntary forfeitures, other voluntary forfeitures by other participants and the expiration of other outstanding options in the ordinary course of business pursuant to their terms, only 13,975 stock options remained outstanding under the 1995 Stock Option Plan as of September 28, 2003, and these options had a weighted average exercise price of $230.58 per share. Although the 1995 Stock Option Plan has been terminated and no future option issuances thereunder will be made, these remaining outstanding stock options will continue to be exercisable in accordance with their terms.

     The Company’s Board of Directors adopted the 2003 Equity Incentive Plan (the “2003 Equity Plan”) simultaneously with the completion of the Company’s financial restructuring. The 2003 Equity Plan authorizes grants of stock options, stock appreciation rights (or “SARs”), restricted stock, deferred stock awards and performance awards (and dividend equivalent rights relating to options, SARs, deferred stock and performance awards), in the case of stock or option awards, for up to 794,835 shares, or 10.3%, of the Company’s fully diluted Common Stock. Awards under the 2003 Equity Plan are to be made to key employees, directors and consultants as selected by the Board of Directors or the Compensation Committee, but only if and to the extent that award recipients have cancelled all remaining stock options that they may have held under the 1995 Stock Option Plan. The duration of any option or SAR granted under the 2003 Equity Plan will not exceed ten years. Awards will generally vest monthly on a pro rata basis at an annual rate of 25% unless either the Board of Directors or Compensation Committee approves or a participant’s employment agreement provides otherwise. Following a termination of employment, vested options and/or SARs must be exercised within 3 months (12 months in the case of death or disability), except that options and SARs terminate immediately upon a termination for cause as defined in the relevant participant’s employment agreement, or as determined in the discretion of the Board of Directors or the Compensation Committee if no employment agreement exists. Any non-vested options, SARs or other awards issued under the 2003 Equity Plan will be forfeited upon any termination. The Board of Directors and Compensation Committee retain the discretion to extend the post-employment exercise period of an option or SAR and to accelerate vesting of awards under the 2003 Equity Plan.

     At the time of the restructuring, the Board of Directors approved the granting of stock options for 503,400 shares, representing 6.5% of the Company’s fully diluted Common Stock, to certain of the Company’s executive officers. Of these initial grants, 348,000 options have an exercise price of $7.8025 per share, and the other 155,400 options have an exercise price of $11.7025 per share. The initial stock option grants to these officers vest monthly at an annual rate of 25%, and each will have 12 months following the termination of his employment (other than for cause) to exercise vested stock options held as of the termination date. In addition, the Company granted 4,000 stock options to certain Directors at an exercise price of $7.8025. These options are fully vested and exercisable upon grant, and the term of each such option is 10 years. The $7.8025 exercise price was based on an aggregate assumed equity value of the Company of $60,000, and the $11.7025 exercise price was based on an aggregate assumed equity value of $90,000. The exercise price for these stock options exceeded the estimated fair value of the underlying equity at the issuance date. Following these initial grants, 291,435 shares, or 3.8%, of the Company’s fully diluted Common Stock remained authorized for issuance under the 2003 Equity Plan and are reserved for future grants. The majority of these options granted under the 2003 Equity Plan to date will be subject to variable accounting because they were granted within six months after the date that options under the 1995 Stock Option Plan were cancelled. This will result in non-cash compensation expense in future periods to the extent the fair value of the stock price exceeds the option exercise price.

Accounting for Financial Restructuring Transactions

     The Company recorded the issuance of its equity securities in exchange for outstanding 5.75% Notes at the fair value of the newly issued equity securities, with the excess of the debt carrying value over the fair value of equity securities recorded as a gain. The forgiveness of $10,300 in senior debt will reduce future interest expense over the term of the amended Credit Facility, and the $1,110 of fees paid to the senior lenders was reflected as a reduction in the principal balances outstanding as required under accounting for troubled debt restructuring. The Company engaged an independent valuation firm to assist in the determination of fair value of the warrants issued in connection with the Senior Debt Restructuring and recorded this amount as additional shareholders’ equity with a corresponding reduction in the outstanding senior debt, with such amount recognized as a component of interest expense over the term of the senior debt. The net gain on financial restructuring was not classified as an extraordinary item in accordance with the recently issued Statement of Financial Accounting Standards No. 145, “Recission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

Debt Compliance

     The Company’s ability to continue operating is largely dependent upon its ability to maintain compliance with the financial covenants of the Credit Facility. The financial covenants include a cumulative monthly EBITDA requirement and a monthly interest and subordinated indebtedness coverage ratio (both as defined). The amended Credit Facility defines consolidated EBITDA as consolidated net income before interest expense, income taxes, depreciation and amortization, non-cash impairment charges, restructuring and rationalization charges, professional fees relating to the debt restructuring and non-cash compensation expense for the stock options. These covenants require the Company to generate EBITDA, as defined, measured on a cumulative monthly basis in the aggregate amount of $5,946 from April through December 2003. For the six-month period through September 28, 2003, the Company exceeded the level of earnings required in the bank covenant. Based on the Company’s fiscal 2003 and 2004 projections, which reflect slightly improving economic conditions, management believes the Company will be able to maintain compliance with the financial covenants for the next twelve months. The Company also believes that the operating trends in the first nine months of 2003 support the key assumptions in its 2003 and 2004 operating plans. However, there can be no assurance that the economy or the Company will perform as expected or that further economic declines will not adversely impact the Company’s ability to comply with the financial covenants. In addition, the interest coverage ratio adjusts from an interest coverage ratio to an interest and subordinated indebtedness coverage ratio on May 31, 2004, and while the Company believes it will be in compliance with its financial covenants, there can be no assurance that the Company will be able to satisfy this enhanced financial covenant. If the Company does violate future covenants, it would seek waivers and amendments from its lenders, but can give no assurance that any such waivers and amendments would be available at all or on acceptable terms. If the Company were unable to obtain a waiver of future covenant violations, the lenders would be entitled to require immediate repayment of all amounts outstanding under the Credit Facility. An acceleration of outstanding amounts under the Credit Facility would also cause a default under, and permit acceleration of, the Company’s remaining outstanding 5.75% Notes. In the event of one or more such defaults, the Company’s ongoing viability would be seriously threatened, and it would be forced to evaluate a number of strategic alternatives, including a further debt restructuring or other reorganization, the closure of certain operating locations or the sale of certain or all of its assets in order to continue to fund its operations. In the current economic environment, management believes that any such sale of assets would be at depressed prices that could be significantly lower than the net book value of assets sold and might not be sufficient to satisfy the Company’s liabilities.

(4) Stock Options

     In September 2003, the Company granted an additional 172,700 options under the 2003 Equity Plan to key employees. These options vest 25% on each anniversary of the date of grant and have a term of 10 years.

     The Company has adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The Company plans to continue using the intrinsic-value method of accounting for stock-based awards granted to employees and, accordingly, does not currently recognize compensation expense for its stock-based awards to employees in the Consolidated Statements of Operations, except primarily for the variable options described below.

     In March 2000, the FASB issued Financial Accounting Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions involving Stock Compensation,” an interpretation of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FIN 44 requires that stock options issued within six months of the cancellation date of prior options be accounted for as variable. The majority of the options granted under the 2003 Equity Plan prior to September 28, 2003 were granted within six months from the date that options granted to the same recipients under the 1995 Stock Option Plan were cancelled, and therefore, these new stock options will be subject to variable accounting until they are exercised, forfeited or expire unexercised.

     The following disclosures are presented to reflect the Company’s pro forma net income (loss) for the periods ended September 28, 2003 and September 29, 2002 as if the Company had applied the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation. In preparing these disclosures, the Company has determined the value of all stock options granted under the 1995 Stock Option Plan, which has been terminated, and the Company’s newly adopted 2003 Equity Plan using the Black-Scholes model and based on the following weighted average assumptions used for grants:

	Period Ended	Period Ended
	September 28, 2003	September 29, 2002

Risk-free interest rate	3.1%	4.1%
Expected dividend yield	0.0%	0.0%
Expected life	5	5
Expected volatility	84.4%	80.3%

     The fair value of the stock options granted under the 2003 Equity Plan in the first nine months of 2003 was approximately $2,556. No options were granted under the 1995 Stock Option Plan in the first nine months of 2003 as that plan was terminated in connection with the financial restructuring. The fair value of the stock options granted under the 1995 Stock Option Plan and the Company’s Stock Purchase Plan (which was cancelled effective December 31, 2002) issuances in the first nine months of 2002 was approximately $35. Had compensation expense been determined consistent with the fair value method, utilizing the assumptions set forth above and amortized over the vesting period, the Company’s net income (loss) would have been reduced to the following pro forma amounts:

	Three Months Ended		Nine Months Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2003	2002	2003	2002

Net income (loss), as reported	$2,058	$(2,159)	$77,404	$(254,511)
Add: Stock option compensation included in reported net income	267	—	267	—
Deduct: Stock option compensation determined under fair value based method for all awards	(272)	(24)	(508)	(73)
Tax effect	2	10	97	29

Pro forma net income (loss)	$2,055	$(2,173)	$77,260	$(254,555)

Earnings per share, as reported:
Basic	$0.34	$(2.02)	$18.60	$(238.06)
Diluted	$0.33	$(2.02)	$18.60	$(238.06)
Pro forma earnings per share:
Basic	$0.34	$(2.03)	$18.57	$(238.10)
Diluted	$0.33	$(2.03)	$18.57	$(238.10)

(5) Restructuring and Rationalization Charges

     Beginning in 2001, the Company implemented a plan to restructure and rationalize certain operations. As a result, the Company recorded the following charges:

	Three Months Ended		Nine Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2003	2002	2003	2002

Employee severance	$90	$389	$405	$1,240
Lease abandonment and termination costs	129	—	1,751	90
Property abandonment charges	—	63	130	47
Other	17	—	65	—

Total restructuring and rationalization charges	$236	$452	$2,351	$1,377

     Following is a summary of the accrued liability for cash restructuring and rationalization charges for the nine months ended September 28, 2003:

	Employee	Lease
	Severance	Costs	Other	Total

Accrued liability at December 29, 2002	$559	$4,658	$84	$5,301
Charges	405	1,751	65	2,221
Cash payments	(786)	(1,195)	(149)	(2,130)

Accrued liability at September 28, 2003	$178	$5,214	$—	$5,392

Employee severance-related costs included the elimination of both administrative and income-producing employees. Under the workforce reduction plan, approximately 13.4% of the Company’s permanent workforce, or 123 employees, was eliminated during the first nine months of 2003. Lease abandonment and termination costs related primarily to office closures, branch consolidations and leased space reductions.

     Of the remaining accrued liability at September 28, 2003, the Company expects to pay approximately $1,868 over the next twelve months and the balance, primarily lease payments, over the following seven years.

(6) Goodwill and Other Intangible Assets

     Effective at the beginning of 2002, the Company adopted Statement of Financial Accounting Standards No. 142. The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require that goodwill and indefinite-lived intangibles assets be tested at least annually for impairment. In the second quarter of 2002, the Company completed its initial valuation as of the adoption date, December 31, 2001, and in the fourth quarter of 2002 completed its annual test for impairment. In order to assess the fair value of its goodwill, the Company engaged an independent valuation firm to assist in determining the fair value. The fair value of each of the Company’s two reporting units was calculated as of December 31, 2001 and December 29, 2002, on an enterprise value basis using the market multiple approach and discounted cash flow approach. Under the market multiple approach, market ratios and performance fundamentals relating to similar public companies’ stock prices or enterprise values were applied to the reporting units to determine their enterprise value. Under the discounted cash flow approach, the indicated enterprise value was determined using the present value of the projected future cash flows to be generated considering appropriate discount rates. The discount rates used in the calculation reflected all associated risks of realizing the projected future cash flows. Certain of the valuation assumptions were based on management’s expectations for future performance of the Technology Services and Staffing Services reporting units. These assumptions include expected time frame of technology spending and broader economic recoveries as well as future growth rates in the Technology Services and Staffing Services businesses. A relatively high discount rate of 17% was utilized in the discounted cash flow valuation approach due principally to the inherent uncertainties associated with these assumptions.

     Based upon the results of the initial valuation, which was completed in the second quarter of 2002, the Company recorded a goodwill impairment charge of $284,695 ($242,497 net of an income tax benefit of $42,198) as a cumulative effect of the change in accounting principle.

     In the fourth quarter of 2002, the Company performed its annual impairment test and recorded an impairment charge of $89,935 for goodwill associated with its Technology Services operations. The Company experienced lower than expected operating profits and cash flows in 2002 for the Technology Services reporting unit. As a result of this trend and the overall industry expectations, the projected operating profits and cash flows for Technology Services operations were reduced for the next five years resulting in a reduction in the fair value of the Company’s goodwill. These projections reflect expectation of further declines in corporate information technology spending levels through 2003 with recovery beginning in 2004. The decrease in fair value resulted in the recognition of the $89,935 impairment loss. The Company’s impairment assessment as of December 29, 2002 and related impairment provision for the Technology Services division reflected the decline in the business and outlook as of that date and contemplated the completion of the financial restructuring originally agreed upon in November 2002. As the financial restructuring was completed as planned in April 2003 and the business environment in which we operate has not changed significantly from December 29, 2002, the Company presently is not required to perform an updated formal impairment analysis until the annual test required in the fourth quarter of 2003.

     The following table sets forth a reconciliation of intangible assets subject to amortization, which are included in other assets on the Consolidated Balance Sheets, by intangible asset class as of September 28, 2003 and December 29, 2002:

	September 28, 2003			December 29, 2002

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Non-compete agreements	$517	$(496)	$21	$2,413	$(2,223)	$190
Trade names	29	(19)	10	29	(17)	12

Total intangible assets subject to amortization	$546	$(515)	$31	$2,442	$(2,240)	$202

     Non-compete agreements are amortized over a period of five years and trade names are amortized over a period of 10 years. Amortization expense for the nine months ended September 28, 2003 and September 29, 2002 was $172 and $369, respectively.

(7) Long-term Debt

     Long-term debt consisted of the following at September 28, 2003 and December 29, 2002:

	Sept. 28,	Dec. 29,
	2003	2002

5.75% Notes due July 2004	$5,339	$115,000
Revolving credit facility	51,000	103,000
Deferred gain on financial restructuring, net	6,252	—
Other	—	648

	62,591	218,648
Less current portion	—	38,633

	$62,591	$180,015

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

     As a result of the completion of the Company’s financial restructuring and the execution of amendments and maturity date extensions, the Credit Facility provides for a $70,700 revolving line of credit due May 1, 2004 and is subject to certain maturity date extensions through May 1, 2005. The Company believes it will satisfy the requirements for extension beyond September 2004; therefore, the outstanding balance under the Credit Facility, which was $51,000 at September 28, 2003, was classified as long-term in the consolidated balance sheet. In addition, the Company intends to refinance the 5.75% Notes with borrowings under its Credit Facility and therefore, has classified the 5.75% Notes as long-term at September 28, 2003. See Note 3, “Comprehensive Financial Restructuring.”

     The deferred gain on financial restructuring, net is comprised of the $10,300 senior debt forgiven, offset by certain fees paid and common stock purchase warrants issued to the senior lenders. The Company accounted for this transaction in accordance with Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” which requires the deferred gain on financial restructuring, net to be amortized, reducing future interest expense, over the term of the amended Credit Facility. For the quarter ended September 28, 2003, interest expense was $196, which is net of amortization of deferred gain on financial restructuring of $987. Interest rates payable under the Credit Facility are currently set at prime plus 375 basis points through December 31, 2003.

     Four former noteholders, now significant shareholders, also are senior lenders under the Credit Facility, holding 52.5% of the facility commitments as of October 31, 2003.

(8) Earnings Per Share

     The following table reconciles net income (loss) and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of the periods ended September 28, 2003 and September 29, 2002:

	Three Months Ended		Nine Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2003	2002	2003	2002

Basic earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$2,058	$(2,159)	$77,404	$(12,014)
Cumulative effect of change in accounting principle	—	—	—	(242,497)

Net income (loss)	$2,058	$(2,159)	$77,404	$(254,511)

Weighted average common shares outstanding	6,090,199	1,070,119	4,161,484	1,069,123

Basic earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$0.34	$(2.02)	$18.60	$(11.24)
Cumulative effect of change in accounting principle	—	—	—	(226.82)

Net income (loss)	$0.34	$(2.02)	$18.60	$(238.06)

Diluted earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$2,058	$(2,159)	$77,404	$(12,014)
Add: Interest expense on 5.75% Notes, net of tax	—	—	—	—

Diluted income (loss) before cumulative effect of change in accounting principle	2,058	(2,159)	77,404	(12,014)
Cumulative effect of change in accounting principle	—	—	—	(242,497)

Diluted net income (loss)	$2,058	$(2,159)	$77,404	$(254,511)

Weighted average common shares outstanding	6,090,199	1,070,119	4,161,484	1,069,123
Add: Dilutive stock options and warrants	81,233	—	—	—
Add: Assumed conversion of 5.75% Notes	—	—	—	—

Diluted weighted average common shares outstanding	6,171,432	1,070,119	4,161,484	1,069,123

Diluted earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$0.33	$(2.02)	$18.60	$(11.24)
Cumulative effect of change in accounting principle	—	—	—	(226.82)

Net income (loss)	$0.33	$(2.02)	$18.60	$(238.06)

     Net income (loss) per common share is based on the weighted average number of common and common equivalent shares outstanding in each period. The gain (loss) on financial restructuring, net of ($28) and $83,105, for the three months and nine months ended September 28, 2003, respectively, had a $0.00 and $19.97 per share impact, respectively.

     Stock options to purchase 339,075 and 116,817 shares of Common Stock were outstanding under the 2003 Equity Plan and the 1995 Stock Option Plan during the quarters ended September 28, 2003 and September 29, 2002, respectively, but were excluded from the computation of earnings per diluted share because their effect was antidilutive. The conversion of the remaining outstanding 5.75% Notes into 11,989 common shares was also excluded from the computation of earnings per diluted share because its effect was antidilutive.

(9) Segment Information:

     The Company is organized in two segments: Technology Services and Staffing Services. Technology Services provides technical staffing, training and information technology consulting services and technology tools for human capital management. Staffing Services provides temporary staffing services, placement of full-time employees and on-site management of temporary employees. The Company evaluates segment performance based on income from operations before unallocated corporate expenses, restructuring and rationalization charges, stock option compensation, amortization of intangible assets, interest expense, gain (loss) on financial restructuring, net and income taxes. Because of the Company’s substantial goodwill, management does not consider total assets by segment an important management tool and, accordingly, the Company does not report this information separately. The table below presents segment information for Technology Services and Staffing Services for the periods ended September 28, 2003 and September 29, 2002:

	Three Months Ended		Nine Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2003	2002	2003	2002

Total revenues
Technology services	$60,914	$70,041	$181,302	$229,980
Staffing services	63,308	67,640	186,145	191,486

Total revenues	124,222	137,681	367,447	421,466
Gross profit
Technology services	14,463	16,560	42,038	56,063
Staffing services	12,802	15,156	36,940	42,763

Total gross profit	27,265	31,716	78,978	98,826
Operating income
Technology services	3,092	3,210	6,872	11,020
Staffing services	3,238	3,683	6,452	8,215

Total segment operating income, as defined	6,330	6,893	13,324	19,235
Unallocated corporate expenses	3,513	4,191	10,903	12,169
Restructuring and rationalization charges	236	452	2,351	1,377
Stock option compensation	267	—	267	—
Amortization of intangible assets	32	119	172	369
Interest expense	196	4,275	5,332	12,972
Gain (loss) on financial restructuring, net	(28)	(549)	83,105	(1,235)

Income (loss) before income taxes and cumulative
effect of change in accounting principle	$2,058	$(2,693)	$77,404	$(8,887)

     The following table sets forth identifiable assets by segment at September 28, 2003 and December 29, 2002:

	Sept. 28,	December 29,
	2003	2002

Accounts receivable, net
Technology services	$47,046	$46,318
Staffing services	25,347	29,860

Total accounts receivable, net	$72,393	$76,178

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

FORWARD-LOOKING INFORMATION

     In addition to historical information, this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain statements that are forward-looking statements regarding events and financial trends that may affect the Company’s future operating results or financial position. These statements may be identified by words such as “estimate,” “forecast,” “plan,” “intend,” “believe,” “should,” “expect,” “anticipate,” or variations or negatives thereof, or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected in such statements. These risks and uncertainties include, but are not limited to, the following:

•	changes in levels of unemployment and other economic conditions in the United States, or in particular regions or industries;

•	continuing weakness or further reductions in corporate information technology spending levels;

•	the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions;

•	the impact of competitive pressures, including any change in the demand for the Company’s services, on the Company’s ability to maintain or improve its operating margins;

•	an Internal Revenue Service, State or local government audit of the Company’s income and other tax returns and the risk that assessments for additional taxes, penalties and interest could be levied against the Company; and that we may have insufficient capital resources to fund the payment of additional taxes, penalties and interest if this amount is substantial;

•	the entry of new competitors into the marketplace or expansion by existing competitors;

•	the Company’s success in attracting, training and retaining qualified management personnel and other staff employees;

•	reductions in the supply of qualified candidates for temporary employment or the Company’s ability to attract qualified candidates;

•	the possibility of the Company incurring liability for the activities of its temporary employees or for events impacting its temporary employees on clients’ premises;

•	the risk in an uncertain economic environment of increased incidences of employment disputes, employment litigation and workers’ compensation claims;

•	the risk that further cost cutting or restructuring activities undertaken by the Company could cause an adverse impact on certain of the Company’s operations;

•	economic declines that affect the Company’s liquidity or ability to comply with its loan covenants;

•	the risks of defaults under the Company’s credit agreements or the demand by any holder of the Company’s remaining outstanding 5.75% Notes for repayment following the occurrence of a repurchase event under the indenture applicable to the 5.75% Notes;

•	adverse changes in credit and capital markets conditions that may affect the Company’s ability to obtain financing or refinancing on favorable terms;

•	adverse changes to management’s periodic estimates of future cash flows that may affect management’s assessment of its ability to fully recover its goodwill;

•	whether governments will impose additional regulations or licensing requirements on staffing services businesses in particular or on employer/employee relationships in general; and

•	other matters discussed in this report and the Company’s other SEC filings.

Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results. The Company undertakes no obligation to update information contained in this report.

OVERVIEW

     General

     The Company is organized into two Divisions: the Technology Services division (“Technology Services”), which provides information technology staffing and consulting services in a range of computer-related disciplines and technology tools for human capital management, and the Staffing Services division (“Staffing Services”), which provides a variety of temporary office, clerical, accounting and finance, light technical and light industrial staffing services. Approximately 49% of the Company’s third quarter 2003 revenues came from Technology Services and 51% came from Staffing Services.

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

     Comprehensive Financial Restructuring

     On April 14, 2003, the Company completed a comprehensive financial restructuring with its senior lenders and the holders of $109.7 million outstanding principal amount of its 5.75% Convertible Subordinated Notes due 2004 (the “5.75% Notes”) in which it issued shares of the Company’s Common Stock and Series B Convertible Participating Preferred Stock (the “Series B Preferred Stock”) to the participating noteholders in exchange for their 5.75% Notes (the “Exchange Transaction”).

     In the Exchange Transaction, the participating noteholders in the aggregate were issued 837,617 shares of Common Stock and 1,044,433 shares of Series B Preferred Stock (which were subsequently converted into 4,177,732 additional shares of Common Stock). These shares of Common Stock and Series B Preferred Stock represented approximately 82% of the Company’s outstanding capital stock immediately after the Exchange Transaction. The Company’s existing shareholders retained ownership of their outstanding 1,075,248 shares of Common Stock, which represented approximately 18% of the outstanding capital stock. In connection with this ownership change, the Company also reconstituted its Board of Directors to provide for a seven-person Board. The new Board consists of two representatives designated by the new major shareholders, the Company’s Chief Executive Officer, one incumbent independent Board member designated by the Company with the consent of the participating noteholders and three other independent Board members, two of whom were incumbents, also designated by the participating noteholders. One of these incumbent directors subsequently retired from the Board; as a result, the Board currently consists of six members.

     In order to permit the closing of the Exchange Transaction and to provide for the terms on which the existing senior lenders would continue to finance the Company’s working capital needs, the Company and its existing senior lenders also executed definitive loan agreements that provided for certain amendments and maturity date extensions to the Company’s senior revolving credit facility (the “Credit Facility”) and eliminated the Equity Appreciation Right (the “EAR”) held by the senior lenders (the “Senior Debt Restructuring”). The Senior Debt Restructuring provided for the forgiveness of indebtedness in the amount of $10.3 million. As a result of the Exchange Transaction and the Senior Debt Restructuring, the Company used substantially all of its cash on hand, after payment of transaction expenses, to repay $38.0 million of its outstanding credit facility and eliminated an additional $120.0 million of its outstanding indebtedness, which has resulted in substantial reductions in the Company’s interest expense. No provision or benefit for income taxes was recorded in the second or third quarters of 2003 since the gain from financial restructuring will not be subject to income tax and the Company has incurred operating losses for income tax reporting purposes in 2003 for which no tax benefit has been recognized.

     The amended Credit Facility provides for a $70.7 million revolving line of credit due May 1, 2004 and is subject to certain maturity date extensions, assuming the Company is in compliance with its covenants, in six-month increments through May 1, 2005. Availability of borrowings under the Credit Facility is subject to a borrowing base calculated as specified percentages of the Company’s eligible accounts receivable (as defined) in the aggregate. The Credit Facility’s financial covenants include monthly maintenance of cumulative EBITDA levels and an interest and subordinated indebtedness coverage ratio (both as defined in the amended agreement). The Credit Facility also contains restrictions on the payment of cash dividends on the Company’s capital stock and places additional limitations on share repurchases, acquisitions and capital expenditures. Finally, to replace the EAR formerly included as part of the Credit Facility, the Company issued common stock purchase warrants to the lenders under the Credit Facility entitling them to purchase a total of 768,997 shares of Common Stock, or 10% of the outstanding Common Stock on a fully diluted basis as of the closing date of the financial restructuring. These warrants are exercisable in whole or part over a 10-year period, and their exercise price is $7.8025 per share, which was based on an assumed equity valuation for the Company of $60.0 million. The exercise price for these warrants exceeded the estimated fair value of the underlying equity at the issuance date. Interest rates payable under the Credit Facility are set at prime plus 375 basis points through December 2003 with increases during each six-month period through May 1, 2005.

     The Company entered into an agreement with each of the former noteholders participating in the Exchange Transaction and each of its senior lenders to provide them with registration rights with respect to the shares of Common Stock issued in the financial restructuring or acquired upon conversion of the Series B Preferred Stock or the shares of Common Stock issuable upon exercise of the warrants, as applicable.

     In connection with the financial restructuring, the Company agreed to seek shareholder approval at its 2003 Annual Meeting of Shareholders of a number of amendments to its certificate of incorporation. The shareholders approved each of the proposed amendments at the Annual Meeting on July 24, 2003, and the Company filed an amended and restated certificate of incorporation effective August 5, 2003. The amendments included the following:

•	a reverse stock split of the Company’s Common Stock at a one-for-twenty-five ratio;

•	the elimination of provisions that separated the Board of Directors into three classes and that prohibited action by consent of shareholders without a meeting;

•	an election by the Company not to be governed by Section 203 of the Delaware General Corporation Law, which restricted the ability of the Company to engage, directly or indirectly, in a business combination transaction with a holder of 15% or more of its voting stock;

•	the addition of provisions requiring a supermajority vote of the Board of Directors or shareholders to adopt changes to the certificate of incorporation or bylaws; and

•	the addition of a provision to protect minority shareholders in connection with certain transactions with a shareholder that beneficially owns 20% or more of the shares of the Company’s capital stock that are entitled to vote on matters submitted to a vote of the shareholders (a “Significant Holder”).

     In addition, in connection with the financial restructuring, the Board of Directors also amended and restated the Company’s bylaws and shareholder rights agreement, terminated its 1995 Stock Option Plan and adopted a new 2003 Equity Incentive Plan, and entered into new employment agreements with certain executive officers.

     The Company recorded the issuance of its equity securities in exchange for outstanding 5.75% Notes at the fair value of the newly issued equity securities, with the excess of the debt carrying value over the fair value of equity securities recorded as a gain. The forgiveness of $10.3 million in senior debt will reduce future interest expense over the term of the amended Credit Facility, and the $1.1 million of fees paid to the senior lenders was reflected as a reduction in the principal balances outstanding as required under accounting for troubled debt restructuring. The Company engaged an independent valuation firm to assist in the determination of the fair value of the warrants issued in connection with the Senior Debt Restructuring and recorded this amount as additional shareholders’ equity with a corresponding reduction in the outstanding senior debt, with such amount recognized as a component of interest expense over the term of the senior debt. The net gain on financial restructuring was not classified as an extraordinary item in accordance with the recently issued SFAS No. 145.

RESULTS OF OPERATIONS

     Quarter Ended September 28, 2003 Versus Quarter Ended September 29, 2002

     Revenues. Total revenues decreased 9.8% to $124.2 million in the third quarter of 2003 from $137.7 million in the third quarter of 2002 due to the weak economic environment, including a continued decline in corporate technology spending from prior year levels. Technology Services revenues decreased 13.0% primarily as the result of the multi-year, industry-wide slowdown in customer demand for technology staffing services. Technology Services billable consultants on assignment increased, however, from approximately 1,800 at the end of the second quarter to approximately 1,900 at the end of the third quarter and Technology Services showed sequential revenue growth as compared to the second quarter of 2003. Staffing Services revenues decreased 6.4%, to $63.3 million, in the third quarter of 2003 as compared to last year primarily due to declines in the retail component of the Company’s temporary staffing business and permanent placement revenues, offset by growth in the Company’s vendor-on-premise (“VOP”) business. Permanent placement revenues were 2.2% of Staffing Services revenues in the third quarter of 2003, down from 3.1% in the third quarter of 2002, while the retail component of temporary staffing also declined to 62.2% of Staffing Services revenues in the third quarter of 2003, down from 63.0% in the third quarter of 2002. VOP revenues totaled 35.6% of Staffing Services revenues in the third quarter of 2003, up from 33.9% in the third quarter of 2002. Like Technology Services, revenues for Staffing Services also increased sequentially over the second quarter of 2003. The Company expects slight improvements in demand for its services in 2004 in light of moderately improving economic conditions. However, there can be no assurance that Technology Services revenues will increase as the broader economy strengthens or other uncertainties subside.

     Direct Costs of Services and Gross Profit. Direct costs, consisting of payroll and related expenses of consultants and temporary workers, decreased 8.5% to $97.0 million in the third quarter of 2003 on the lower revenues. Gross profit decreased 14.0% to $27.3 million on the lower revenues. Gross profit as a percentage of revenue also decreased to 21.9% in the third quarter of 2003 from 23.0% in the third quarter of 2002, primarily as the result of the continued softening in the higher margin sectors of the staffing and consulting businesses, the significant decline in permanent placement services, continuing downward bill rate pressure imposed by many of the Company’s larger customers and higher payroll taxes.

     Operating Expenses. Operating expenses, consisting primarily of selling, general and administrative expenses and depreciation and amortization expense, decreased 16.0% to $24.5 million in the third quarter of 2003 from $29.1 million in the third quarter of 2002. The decrease was primarily due to the Company’s aggressive cost reduction program, including its workforce reduction and office consolidation initiatives. Approximately 1.6% of the Company’s permanent workforce was eliminated during the third quarter of 2003. Also, variable or incentive compensation declined due to lower revenues and operating margins. As a percentage of revenues, selling, general and administrative expenses decreased to 18.7% in the third quarter of 2003 from 20.0% in the third quarter of 2002. In addition, depreciation and amortization expense decreased to 1.0% of revenues in the third quarter of 2003 from 1.2% in the third quarter of 2002.

     Restructuring and Rationalization Charges. Beginning in 2001, the Company implemented a plan to restructure and rationalize certain operations. As a result, the Company recorded charges totaling $0.2 million and $0.5 million in the third quarters of 2003 and 2002, respectively. These charges were comprised of the following components (in thousands):

	Three Months Ended

	Sept. 28,	Sept. 29,
	2003	2002

Employee severance	$90	$389
Lease abandonment and termination costs	129	—
Property abandonment charges	—	63
Other	17	—

Total restructuring and rationalization charges	$236	$452

     Following is a summary of the accrued liability for cash restructuring and rationalization charges for the quarter ended September 28, 2003 (in thousands):

	Employee	Lease
	Severance	Costs	Other	Total

Accrued liability at June 29, 2003	$307	$5,688	$31	$6,026
Charges	90	129	17	236
Cash payments	(219)	(603)	(48)	(870)

Accrued liability at September 28, 2003	$178	$5,214	$—	$5,392

     Employee severance-related costs included the elimination of both administrative and income-producing employees. Under the workforce reduction plan, approximately 1.6% of the Company’s permanent workforce, or 13 employees, was eliminated during the quarter. Lease abandonment and termination costs related primarily to office closures, branch consolidations and leased space reductions.

     Of the remaining accrued liability at September 28, 2003, the Company expects to pay approximately $1.9 million over the next twelve months and the balance, primarily lease payments, over the following seven years.

     Stock Option Compensation. Stock option compensation expense represents the non-cash charge associated with certain stock options that were issued within a six month period after cancellation of old stock options and subsequently are accounted for as variable stock options under FIN 44. The Company expects to continue to record adjustments to income from stock option compensation in future periods due to subsequent changes in the price of the Company’s Common Stock.

     Interest Expense. Interest expense decreased 95.4% to $0.2 million in the third quarter of 2003 from $4.3 million in the third quarter of 2002 primarily as a result of the comprehensive financial restructuring completed in April 2003 and the GAAP accounting treatment requiring the deferred gain on financial restructuring, net, to be amortized into interest over the term of the facility. The reported interest expense of $0.2 million for the quarter ended September 28, 2003 is net of amortization of deferred gain on financial restructuring of $1.0 million. The average interest rate on borrowings was 8.4% in the third quarter of 2003, up 110 basis points from the third quarter of 2002. See “ — Liquidity and Capital Resources.”

     Gain on Financial Restructuring. The gain on financial restructuring that resulted from the conversion of $109.7 million of the Company’s subordinated notes to equity is net of professional fees incurred in connection with the financial restructuring. Fees incurred in the third quarter of 2003 and 2002 totaled $0.03 million and $0.5 million, respectively, and all prior year costs were previously classified in restructuring and rationalization charges. These fees have been reclassified for all periods presented. See “ — Overview – Comprehensive Financial Restructuring.”

     Provision (Benefit) for Income Taxes. No provision or benefit for income taxes was recorded in the third quarter of 2003 as the Company has incurred operating losses for income tax reporting purposes in 2003 for which no tax benefit has been recognized. Because of the changes in ownership of the Company that occurred in connection with the financial restructuring on April 14, 2003, the utilization of net operating losses generated prior to that date will not be available to offset future taxable income. The Company has deferred tax assets relating to deductible temporary differences and NOL carryforwards generated since April 14, 2003 which are fully reserved through a valuation allowance to the extent they are not offset by deferred tax liabilities. The effective tax benefit rate of 20% in the third quarter of 2002 was lower than the U.S. federal statutory rate of 35% primarily due to the impact of non-deductible expenses and the provision of valuation allowances against deferred income tax assets.

     Nine Months Ended September 28, 2003 Versus Nine Months Ended September 29, 2002

     Revenues. Total revenues decreased 12.8% to $367.4 million in the first nine months of 2003 from $421.5 million in the first nine months of 2002 due to the weak economic environment, including a decline in corporate technology spending from prior year levels. Technology Services revenues decreased 21.2% primarily as the result of the multi-year, industry-wide slowdown in customer demand for technology staffing services. Technology Services billable consultants on assignment declined from approximately 1,970 at year-end 2002 to approximately 1,900 at the end of the third quarter. Staffing Services revenues decreased 2.8%, to $186.1 million, in the first nine months of 2003 primarily due to declines in the retail component of the Company’s temporary staffing business and permanent placement revenues, offset by growth in the Company’s VOP business. Permanent placement revenues were 2.2% of Staffing Services revenues in the first nine months of 2003, down from 3.5% in the first nine months of 2002, while the retail component of temporary staffing also declined to 61.2% of Staffing Services revenues in the first nine months of 2003, down from 63.9% in the first nine months of 2002. VOP revenues totaled 36.6% of Staffing Services revenues in the first nine months of 2003, up from 32.6% in the first nine months of 2002. The Company expects slight improvements in demand for its services in 2004 in light of moderately improving economic conditions. However, there can be no assurance that Technology Services revenues will increase as the broader economy strengthens or other uncertainties subside.

     Direct Costs of Services and Gross Profit. Direct costs, consisting of payroll and related expenses of consultants and temporary workers, decreased 10.6% to $288.5 million in the first nine months of 2003 on the lower revenues. Gross profit decreased 20.1% to $79.0 million on the lower revenues. Gross profit as a percentage of revenue also decreased to 21.5% in the first nine months of 2003 from 23.4% in the first nine months of 2002, primarily as the result of the continued softening in the higher margin sectors of the staffing and consulting businesses, the significant decline in permanent placement services, continuing downward bill rate pressure imposed by many of the Company’s larger customers and higher payroll taxes.

     Operating Expenses. Operating expenses, consisting primarily of selling, general and administrative expenses and depreciation and amortization expense, decreased 16.7% to $76.7 million in the first nine months of 2003 from $92.1 million in the first nine months of 2002. The decrease was primarily due to the Company’s aggressive cost reduction program, including its workforce reduction and office consolidation initiatives. Approximately 13.4% of the Company’s permanent workforce was eliminated during the first nine months of 2003. Also, variable or incentive compensation declined due to lower revenues and operating margins. As a percentage of revenues, selling, general and administrative expenses decreased to 19.8% in the first nine months of 2003 from 20.6% in the first nine months of 2002. In addition, depreciation and amortization expense decreased to 1.1% of revenues in the first nine months of 2003 from 1.2% in the first nine months of 2002.

     Restructuring and Rationalization Charges. Beginning in 2001, the Company implemented a plan to restructure and rationalize certain operations. As a result, the Company recorded charges totaling $2.4 million and $1.4 million in the first nine months of 2003 and 2002, respectively. These charges were comprised of the following components (in thousands):

	Nine Months Ended

	Sept. 28,	Sept. 29,
	2003	2002

Employee severance	$405	$1,240
Lease abandonment and termination costs	1,751	90
Property abandonment charges	130	47
Other	65	—

Total restructuring and rationalization charges	$2,351	$1,377

     Following is a summary of the accrued liability for cash restructuring and rationalization charges for the nine months ended September 28, 2003 (in thousands):

	Employee	Lease
	Severance	Costs	Other	Total

Accrued liability at December 29, 2002	$559	$4,658	$84	$5,301
Charges	405	1,751	65	2,221
Cash payments	(786)	(1,195)	(149)	(2,130)

Accrued liability at September 28, 2003	$178	$5,214	$—	$5,392

     Employee severance-related costs included the elimination of both administrative and income-producing employees. Under the workforce reduction plan, approximately 13.4% of the Company’s permanent workforce, or 123 employees, was eliminated during the first nine months of 2003. Lease abandonment and termination costs related primarily to office closures, branch consolidations and leased space reductions.

     Interest Expense. Interest expense decreased 58.9% to $5.3 million in the first nine months of 2003 from $13.0 million in the first nine months of 2002 primarily as a result of the comprehensive financial restructuring completed in April 2003 and the GAAP accounting treatment requiring the deferred gain on financial restructuring, net, to be amortized into interest over the term of the Credit Facility. The reported interest expense of $5.3 million for the nine months ended September 28, 2003 is net of amortization of deferred gain on financial restructuring of $1.8 million. The average interest rate on borrowings was 7.6% in the first nine months of 2003, up 40 basis points from the first nine months of 2002. See “ — Liquidity and Capital Resources.”

     Gain on Financial Restructuring. The Company recorded a gain of $83.1 million in the first nine months of 2003 as a result of the conversion of $109.7 million of subordinated notes to equity. The gain on financial restructuring is net of professional fees incurred in connection with the financial restructuring of $3.0 million in the first nine months of 2003. Fees incurred in the first nine months of 2002 totaled $1.2 million and were previously classified in restructuring and rationalization charges. These fees have been reclassified for all periods presented. See “—Overview – Comprehensive Financial Restructuring.”

     Provision (Benefit) for Income Taxes. No provision or benefit for income taxes was recorded in the first nine months of 2003 since the gain from the financial restructuring will not be subject to income tax and the Company has incurred operating losses which can be carried forward to offset future taxable income. Because of the changes in ownership of the Company that occurred in connection with the financial restructuring on April 14, 2003, the utilization of net operating losses generated prior to that date will not be available to offset future taxable income. The Company has deferred tax assets relating to deductible temporary differences and NOL carryforwards generated since April 14, 2003 which are fully reserved through a valuation allowance to the extent they are not offset by deferred tax liabilities. The income tax provision recorded for the nine months ended September 29, 2002 reflects an income tax benefit of $2.1 million related to its operating losses, computed at an effective rate of approximately 20%, which was offset by the charge of approximately $5.2 million related to the adoption of SFAS 142.

LIQUIDITY AND CAPITAL RESOURCES

     Overview

     While the Company has seen moderate increases in revenues recently, the Company has experienced declines in revenues over the last two years as the result of weak economic conditions and expects only slight improvements in demand for its services in 2004. In light of the uncertain economic climate, the Company has focused on reducing expenses generally, limiting capital expenditures to only the highest priority projects and managing its accounts receivable very closely. As a result of the reduced need for working capital and these priorities, the Company’s cash needs have been lower in 2003 than in prior years.

     Prior to its comprehensive financial restructuring in April 2003, the Company’s primary sources of cash were cash from operations and income tax refunds. As a result of the completion of the financial restructuring and the execution of amendments and maturity date extensions to the Credit Facility in connection therewith, the Company’s sources of cash in 2003 also have included available borrowings under the Credit Facility. The Company’s principal uses of cash are to repay debt, fund working capital and meet its diminished requirements for capital expenditures. Additionally, the Company may use cash to fund a portion or all of any acquisition expenditures, as described below. The Company believes, subject to the conditions and contingencies described above in “—Forward-Looking Information,” that cash flow from operations, borrowings under the Credit Facility and the proceeds of additional debt or equity offerings will be adequate to meet its debt repayment objectives, its diminished needs for working capital and capital expenditures and any acquisition funding needs that may arise.

     Now that its financial restructuring has been completed, the Company intends to consider acquisition opportunities again in the ordinary course of its business and believes that attractive acquisition opportunities will arise in the staffing services sectors as the economy improves. The Company intends to seek additional capital as necessary to fund potential acquisitions through sources that may include borrowings under its senior revolving credit facility or additional debt or equity offerings. Cash flow from operations, to the extent available, may also be used to fund a portion of any acquisition expenditures.

     In connection with its financial restructuring, the Company used substantially all of its cash on hand, after payment of transaction expenses, to repay $38.0 million outstanding under its Credit Facility and eliminated an additional $120.0 million of its outstanding indebtedness. See “—Overview—Comprehensive Financial Restructuring.” These actions resulted in substantial reductions in the Company’s interest expense. The Credit Facility, as amended in connection with the financial restructuring, now provides for a $70.7 million revolving line of credit due May 1, 2004, subject to certain maturity date extensions in six-month increments through May 1, 2005 if the Company is in compliance with its covenants. Availability of borrowings under the Credit Facility is subject to a borrowing base calculated as specified percentages of the Company’s eligible accounts receivable (as defined) in the aggregate. The Credit Facility’s covenants include a requirement for monthly maintenance of cumulative EBITDA levels and an interest and subordinated indebtedness coverage ratio (both as defined in the amended agreement). The Credit Facility also contains restrictions on the payment of cash dividends on the Company’s capital stock and places additional limitations on share repurchases, acquisitions and capital expenditures. Interest rates payable under the Credit Facility are set at prime plus 375 basis points through December 2003 with increases during each six-month period through May 1, 2005.

     The Company received notification in November 2003 that its federal income tax returns for the 1996 through 2002 tax years have been accepted as filed. As a result, in the fourth quarter of 2003 the Company will perform an analysis of its tax positions and may recognize certain additional tax benefits resulting from the favorable resolution of uncertainties associated with those tax years.

     While the Company has received this favorable notification, the statute of limitations is still open for certain tax years and there can be no assurance that no further audits will be performed. The Company is subject to periodic review by federal, state and local taxing authorities in the ordinary course of business, and is currently engaged in certain audits that may result in assessments for certain deficiencies. The Company is in final settlement discussions under one such audit and expects to pay approximately $0.6 million in the fourth quarter of 2003, which was previously reserved. If any of the Company’s income or other tax returns are audited, the appropriate authority could challenge certain tax positions taken by the Company and propose adjustments that could result in assessments for additional taxes payable, together with penalties and interest. The Company believes that its tax positions comply with applicable tax laws and the Company would vigorously defend these positions if challenged. In addition, although the Company believes that it has adequately accrued for any foreseeable payments resulting from tax examinations, there can be no assurance that any such additional taxes, penalties or interest payable would not have a material effect on the Company’s liquidity or financial condition.

     Nine Months Ended September 28, 2003 Versus September 29, 2002

     For the nine months ended September 28, 2003, cash provided by operating activities was $27.1 million compared with $23.3 million in the first nine months of 2002, primarily as the result of a larger income tax refund received in 2003 than in 2002. In the aggregate, day’s sales outstanding increased to 50 days at September 28, 2003 from 48 days at December 29, 2002. Cash used in investing activities was $0.6 million in the first nine months of 2003 compared to cash provided by investing activities of $2.6 million during the first nine months of 2002 due primarily to the cash proceeds received from the sale of a business in the prior year. Cash used for investing activities related primarily to the Company’s capital spending. Capital spending in the first nine months of 2003 was $0.6 million, down from $1.2 million in the first nine months of 2002. Cash used for financing activities was $45.3 million in the first nine months of 2003, up from $18.4 million in the first nine months of 2002 as the company used substantially all of its cash on hand to pay down the Credit Facility in connection with the April 2003 financial restructuring.

     The Company has accrued restructuring and rationalization charges of $5.4 million at September 28, 2003 and expects to pay approximately $1.9 million over the next twelve months and the balance, primarily lease payments, over the following seven years. In addition, the Company intends to refinance the 5.75% Notes with borrowings under its Credit Facility and therefore, has classified the 5.75% Notes as long-term at September 28, 2003.

     Debt Compliance

     The Company’s ability to continue operating is largely dependent upon its ability to maintain compliance with the financial covenants of the Credit Facility. The financial covenants include a cumulative monthly EBITDA requirement and a monthly interest and subordinated indebtedness coverage ratio (both as defined). The amended Credit Facility defines consolidated EBITDA as consolidated net income before interest expense, income taxes, depreciation and amortization, non-cash impairment charges, restructuring and rationalization charges, professional fees relating to the debt restructuring and non-cash compensation expense for stock options. These covenants require the Company to generate EBITDA, as defined, measured on a cumulative monthly basis in the aggregate amount of $5.9 million from April through December 2003. For the six-month period through September 28, 2003, the Company has exceeded the level of earnings required in the bank covenant. Based on the Company’s fiscal 2003 and 2004 projections, which reflect slightly improving economic conditions, management believes the Company will be able to maintain compliance with the financial covenants for the next twelve months. The Company also believes that the operating trends in the first nine months of 2003 support the key assumptions in its 2003 and 2004 operating plans. However, there can be no assurance that the economy or the Company will perform as expected or that further economic declines will not adversely impact the Company’s ability to comply with the financial covenants. In addition, the interest coverage ratio adjusts from an interest coverage ratio to an interest and subordinated indebtedness coverage ratio on May 31, 2004, and while the Company believes it will be in compliance with its financial covenants, there can be no assurance that the Company will be able to satisfy this enhanced financial covenant. If the Company does violate future covenants, it would seek waivers and amendments from its lenders, but can give no assurance that any such waivers and amendments would be available at all or on acceptable terms. If the Company were unable to obtain a waiver of future covenant violations, the lenders would be entitled to require immediate repayment of all amounts outstanding under the Credit Facility. An acceleration of outstanding amounts under the Credit Facility would also cause a default under, and permit acceleration of, the Company’s remaining outstanding 5.75% Convertible Subordinated Notes. In the event of one or more such defaults, the Company’s ongoing viability would be seriously threatened, and it would be forced to evaluate a number of strategic alternatives, including a further debt restructuring or other reorganization, the closure of certain operating locations or the sale of certain or all of its assets in order to continue to fund its operations. In the current economic environment, management believes that any such sale of assets would be at depressed prices that could be significantly lower than the net book value of assets sold and may not be sufficient to satisfy the Company’s liabilities.

     The Company’s Common Stock has traded since November 2002 on the Over the Counter Bulletin Board (the “OTC Bulletin Board”). The restructuring agreement for the Company’s recently completed financial restructuring contemplates that the Company will use its best efforts to procure a new stock exchange listing for its Common Stock, but in the meantime the Company expects that the Common Stock will continue to trade on the OTC Bulletin Board under the symbol “VPTR.”

     As a result of the financial restructuring, the aggregate outstanding principal amount of the 5.75% Notes was reduced to approximately $5.3 million. As of September 28, 2003, the Company believes it is in compliance with the indenture related to the 5.75% Notes. Failure to maintain or effect the listing of the Common Stock on a national securities exchange or an established automated over-the-counter trading market in the United States would constitute a repurchase event under the 5.75% Notes and entitle each remaining noteholder to demand repayment of its Notes in full. Under the terms of the Credit Facility, the Company is prohibited from repaying any of the 5.75% Notes prior to their scheduled maturity in July 2004. If the Company were unable to obtain a waiver under the Credit Facility to permit repayment of any noteholder who made such a demand following a repurchase event, and were also unable to obtain waivers of such repurchase event from each demanding noteholder, events of default could occur under the 5.75% Notes and the Credit Facility. The noteholders could accelerate the payment of all of the debt obligations evidenced by the remaining outstanding Notes, and the Credit Facility lenders could demand repayment of the Credit Facility in full.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. Although the Company adopted SFAS No. 146 as of December 30, 2002, the adoption did not have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company’s outstanding debt under the Credit Facility at September 28, 2003, was $51.0 million. Interest on borrowings under the Credit Facility is based on the prime rate plus a variable margin. Based on the outstanding balance at September 28, 2003, a change of 1% in the interest rate would cause a change in interest expense of approximately $0.5 million on an annual basis.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this quarterly report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was performed under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	On August 5, 2003, the Company filed an amended and restated certificate of incorporation with the Secretary of State of Delaware. The amended and restated certificate of incorporation implemented a number of changes affecting the Company’s securities, all of which the stockholders had approved at the Annual Meeting on July 24, 2003. See the Company’s Definitive Schedule 14A Proxy Statement, filed June 24, 2003, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Comprehensive Financial Restructuring” for more information about the changes to the Company’s certificate of incorporation. For more information about the stockholders’ approval of these changes, see Part II, Item 4, “Submission of Matters to Vote of Security Holders.”

(b)	Effective September 26, 2003, the Company elected to convert all 1,044,433 of its outstanding shares of Series B Preferred Stock to shares of its Common Stock. In accordance with the four-for-one ratio established under the Certificate of Designation for the Series B Preferred Stock, the Company issued 4,177,732 shares of Common Stock to effect the conversion.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     The Company’s annual meeting of shareholders was held on July 24, 2003. The matters voted on at the meeting were proposals: (1) to elect three directors each to serve until his successor is duly elected and qualified, (2) to adopt a new incentive plan to replace the Company’s existing stock option plan, (3) to amend the Company’s certificate of incorporation to effect a reverse stock split of the Company’s common stock at a one-for-twenty-five ration, (4) to amend the Company’s certificate of incorporation to eliminate the provision separating the Board of Directors into three classes, (5) to amend the Company’s certificate of incorporation to eliminate the provision prohibiting action by consent of the Company’s common stockholders without a meeting, (6) to amend the Company’s certificate of incorporation to elect that the Company not be governed by Section 203 of the Delaware General Corporation Law, (7) to amend the Company’s certificate of incorporation to require approval by disinterested stockholders of transactions that would increase the proportionate ownership of a stockholder that beneficially owns 20% or more of the shares of the Company’s capital stock, (8) to amend the Company’s certificate of incorporation to require approval by 5% stockholders and 80% of the Board of Directors of corporate transactions involving a stockholder that beneficially owns 20% or more of the shares of the Company’s capital stock, (9) to amend the Company’s certificate of incorporation to add provisions requiring a supermajority vote of the Board of Directors or stockholders to adopt changes to the Company’s certificate of incorporation or bylaws, (10) to amend the Company’s certificate of incorporation to set the number of directors between seven and nine, with the exact number to be set in accordance with the bylaws, (11) to amend the Company’s certificate of incorporation to provide indemnification rights, including rights to advancement of expenses, to directors and officers to the fullest extent permitted by law and to permit the Board of Directors to authorize indemnification of employees and agents, (12) to amend and restate the Company’s certificate of incorporation to include the foregoing amendments in the event they were approved by the stockholders and to make other amendments set forth in the form of the Company’s proposed restated certificate of incorporation, and (13) to ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent public accountant for fiscal 2003. Each of these proposals was approved by the following margins:

Proposal 1	Votes For	Votes Withheld

Election of Directors
Victor E. Mandel	111,640,785	309,554
James V. Napier	111,657,741	292,598
William J. Simione, Jr.	111,615,485	334,854

Proposal 2	Votes For	Votes Against	Abstentions	Broker Non-Votes

Adoption of the 2003 Equity Incentive Plan	95,785,913	1,092,990	107,651	14,963,785

Proposal 3	Votes For	Votes Against	Abstentions

Effect a 1-for-25 reverse stock split	111,458,628	425,205	66,506

Proposal 4	Votes For	Votes Against	Abstentions

Eliminate classification of the Board of Directors	111,493,533	376,850	79,956

Proposal 5	Votes For	Votes Against	Abstentions	Broker Non-Votes

Permit stockholder action without a meeting	96,292,344	599,754	94,456	14,963,785

Proposal 6	Votes For	Votes Against	Abstentions	Broker Non-Votes

Opt out of Delaware General Corporation Law Section 203	96,274,674	588,440	123,440	14,963,785

Proposal 7	Votes For	Votes Against	Abstentions	Broker Non-Votes

Require disinterested stockholder approval for certain transactions with 20% stockholders	96,330,679	581,717	74,158	14,963,785

Proposal 8	Votes For	Votes Against	Abstentions	Broker Non-Votes

Require approval by 5% stockholders and 80% of directors for transactions involving 20% stockholders	96,072,631	850,412	63,511	14,963,785

Proposal 9	Votes For	Votes Against	Abstentions	Broker Non-Votes

Require a supermajority vote for charter and bylaw amendments	96,363,444	553,395	69,715	14,963,785

Proposal 10	Votes For	Votes Against	Abstentions

Set number of directors between seven and nine	111,464,327	390,090	95,922

Proposal 11	Votes For	Votes Against	Abstentions

Provide indemnification rights for directors and officers	110,923,105	919,865	107,369

Proposal 12	Votes For	Votes Against	Abstentions

Restate the certificate of incorporation	111,561,888	288,791	99,660

Proposal 13	Votes For	Votes Against	Abstentions

Ratification of selection of independent public accountants	111,713,883	147,293	89,163

ITEM 6. - Exhibits and Reports on Form 8-K

(a)	Exhibits - The exhibits filed with or incorporated by reference into this Form 10-Q are set forth in the Exhibit Index, which immediately precedes the exhibits to this report.

(b)	Reports on Form 8-K –

The Company filed or furnished, as applicable, the following reports on Form 8-K during the third quarter:

(i)	August 5, 2003, announcing a name change to Venturi Partners, Inc. and completion of the reverse stock split.

(ii)	August 7, 2003, announcing the Company’s financial results for the quarter ended June 29, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURI PARTNERS, INC.
(Registrant)

Date: November 10, 2003	By:	/s/ Larry L. Enterline

Larry L. Enterline
Chief Executive Officer

Date: November 10, 2003	By:	/s/ James C. Hunt

James C. Hunt
President and Chief Financial Officer

EXHIBIT INDEX

		Filed or Furnished
		Herewith(*), or
		Incorporated by
		Reference from
Exhibit		Previous Exhibit	Company Reg. No.
Number	Description	Number	or Report

3.1	Restated Certificate of Incorporation of the Company	99.2	8-K filed 8/5/03

3.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock	99.6	8-K filed 4/25/03

3.3	Certificate of Designation for Series B Convertible Participating Preferred Stock	99.3	8-K filed 4/25/03

3.4	Amended and Restated Bylaws of the Company	99.7	8-K filed 4/25/03

4.1	Specimen Stock Certificate	4.0	10-Q for the quarter ended 6/29/03

4.2	Amended and Restated Rights Agreement, dated April 14, 2003, between the Company and Wachovia Bank, N.A. as Rights Agent	1	8-A12B/A filed 4/16/03

4.3	Amendment to Amended and Restated Rights Agreement, dated August 18, 2003, between the Company and the Rights Agent	1	8-A12B/A filed 10/14/03

4.4	Indenture between the Company and HSBC Bank USA, as Successor Trustee	4.2	333-31863

4.5	Form of Note Certificate for 5-3/4% Convertible Subordinated Notes	4.3	333-31863

10.1	1995 Equity Participation Plan, as amended	10.1	333-31863

10.2#	Director and Officer Indemnification Agreement of Victor E. Mandel	*

10.3	Supplemental Retirement Plan for Edward P. Drudge, Jr.	10.7	10K for year ended 1/2/00

10.4	Amended and Restated Non-Qualified Profit-Sharing Plan	10.16	10-K for year ended 12/29/96

10.5	Board of Directors Deferred Compensation Plan	10.12	10-K for year ended 12/28/97

10.6	Restructuring Agreement dated March 14, 2003	99.2	8-K filed 3/17/03

10.7	Participation Agreement dated March 14, 2003	99.2	8-K filed 3/17/03

10.8	Registration Rights Agreement dated April 14, 2003	99.4	8-K filed 4/25/03

10.9	2003 Equity Incentive Plan	Annex C	Definitive Schedule 14A filed 6/24/03

10.10	Employment Agreement dated April 14, 2003 between the Company and Larry L. Enterline	99.10	8-K filed 4/25/03

10.11	Employment Agreement dated April 14, 2003 between the Company and James C. Hunt	99.11	8-K filed 4/25/03

10.12	Employment Agreement dated April 14, 2003 between the Company and Michael H. Barker	99.12	8-K filed 4/25/03

Filed or Furnished
Herewith(*), or
Incorporated by
Reference from
Exhibit		Previous Exhibit	Company Reg. No.
Number	Description	Number	or Report

10.13	Employment Agreement dated April 14, 2003 between the Company and Kenneth R. Bramlett, Jr.	99.13	8-K filed 4/25/03

10.14	Employment Agreement dated July 24, 2003 between the Company and Thomas E. Stafford	*

10.15	Restructure Agreement dated April 14, 2003	99.14	8-K filed 4/25/03

10.16	Second Amended and Restated Credit Agreement	99.15	8-K filed 4/25/03

31.1	Rule 13a-14(a)/15d-14(a) Certification of Larry L. Enterline, Chief Executive Officer of the Company	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of James C. Hunt, Chief Financial Officer of the Company	*

32.1	Section 1350 Certification of Larry L. Enterline, Chief Executive Officer of the Company	*

32.2	Section 1350 Certification of James C. Hunt, Chief Financial Officer of the Company	*

# This Exhibit is substantially identical to Director and Officer Indemnification Agreements (i) dated August 17, 1995 between the Company and William Simione, Jr.; (ii) dated April 17, 1998 between the Company and each of James C. Hunt and Ken R. Bramlett, Jr.; and (iii) dated August 9, 1999 between the Company and Janice L. Scites.