Form 10-K
period 2003-12-28
VENTURI PARTNERS INC
filed 2004-03-24
CIK 948850

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2003

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

Common Stock, $.01 par value
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [  ] No [ X ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of June 27, 2003, computed by reference to the closing sale price on such date, was $4,963,803. (For purposes of calculating this amount only, all shareholders with more than 10% of the total voting power, all directors and all executive officers are treated as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. This calculation reflects the 1-for-25 reverse split of the registrant’s common stock and the conversion of its outstanding Series B preferred stock, both of which occurred after June 27, 2003.) As of March 24, 2004, 6,089,938 shares of the registrant’s common stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 28, 2003 (the “Annual Report”) furnished to the Commission pursuant to Rule 14a-3(b) are incorporated by reference into Part II. Certain portions of the Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held May 20, 2004, which Proxy Statement will be filed with the Commission pursuant to Regulation 14A are incorporated by reference into Part III.

PART I.

Item 1. Business.

     Venturi Partners, Inc. formerly known as Personnel Group of America, Inc. (the “Company” or “we”), is a leading provider of technology and staffing services to businesses and professional and government organizations. The Company is organized into two divisions, the Technology Services division (“Technology Services”) and the Staffing Services division (“Staffing Services”), and operates in strategic markets primarily in the United States. Certain financial information, including revenues, a measure of profit and total assets, is reported by segment in Note 18, “Segment Information,” to the consolidated financial statements included in Part II, Item 8 of this report. The Company’s services include information technology consulting, temporary staffing, placement of full time employees, on-site management of temporary employees and training and testing of temporary and permanent workers. We also provide technology tools for human capital management that enable our customers to automate portions or all of their hiring processes. At February 29, 2004, Venturi operated through a network of 108 offices located in major metropolitan areas throughout the United States. The Company also recently opened its first office in Canada.

     Technology Services offers information technology staffing and consulting services in a range of computer-related disciplines and technology tools for human capital management. Staffing Services offers a variety of temporary office, clerical, accounting and finance, light technical and light industrial staffing services. Each division also offers permanent placement services in a range of specialties. For the year ended December 28, 2003, Technology Services and Staffing Services represented approximately 49% and 51%, respectively, of the Company’s total revenues.

     We completed the rebranding of our operations in 2002, renaming our Technology Services operations “Venturi Technology Partners,” our Staffing Services operations “Venturi Staffing Partners” and our commercial operations that have a specialty in permanent placement services, “Venturi Career Partners.” We also recently changed our corporate name to “Venturi Partners, Inc.”

     We completed a comprehensive financial restructuring in April 2003 in which we amended and restated our revolving credit facility, issued shares of our capital stock and paid cash in exchange for approximately $109.7 million of our outstanding 5.75% Convertible Subordinated Notes due 2004 (the “5.75% Notes”) and reduced our outstanding net debt by approximately $120.0 million. See Note 2, “Comprehensive Financial Restructuring,” to the consolidated financial statements included in Part II, Item 8 of this report.

Technology Services Division

     Technology Services provides technology staffing and consulting services, as well as technology tools for human capital management, through 27 offices in 20 states in the United States and one office in Canada at February 29, 2004. Technology Services had approximately 1,940 consultants on assignment at February 29, 2004, of which approximately 425 (or 22%) were salaried employees. Of the balance (78% of the total), approximately 980 consultants were hourly employees and 535 consultants were independent contractors.

     Service Offerings

     Technology Services provides skilled personnel, such as web developers and consultants, project managers, programmers, systems designers, software engineers, LAN administrators, systems integrators, helpdesk staff and other technology specialists, to a wide variety of clients, typically on an as-needed time and materials basis. A number of Technology Services’ offices have developed technology specialties, and have entered into alliances with packaged software and systems vendors and other technology partners to provide services necessary to install, integrate and maintain their partners’ technologies. Many Technology Services offices also provide software engineering, web design, applications development and strategic consulting services.

     Technology Services’ staffing services include providing individuals or teams of computer professionals to corporations and other organizations that need assistance with project management, analysis, systems design, programming, maintenance, testing and special technologies for short-term and long-term information technology projects. The division’s service offerings encompass a wide variety of tasks, ranging from management of all aspects of a project or the implementation of turnkey systems to the fulfillment of temporary staffing needs for technology projects.

     Selected Technology Services offices also provide complementary or stand-alone consulting services in the information technology area, typically on a time and materials basis. For example, certain offices work with clients interested in alternatives to outsourcing their internal information technology organization, as well as implementing complex systems integration solutions, and offer a range of consulting services in areas such as systems development and client/server networks that span mainframe, mid-range and desktop systems. These services are provided at the client’s site or at off-site development centers. We intend to continue expanding the consulting services component of our service offerings in Technology Services as part of our strategy to offer a full range of technology services to our clients and have recently introduced an offshore service offering, which provides a low cost alternative for certain customer projects that do not require that our consultants work at the customer’s location.

     Technology Tools and Automated Hiring Systems

     To complement our core staffing and consulting services offerings, we also offer our customers a variety of technology tools and automated hiring systems designed to streamline and automate portions or all of their human capital management processes. These tools and systems have proven particularly attractive to larger customers and to state governments and government agencies. These tools and systems include vendor management systems, a career enhancement website and internet job board, website development and hosting services and web-based employment channels.

     As the trend towards vendor management and other automated hiring systems has accelerated among larger customers in recent years, we have developed our own dedicated sales and recruiting teams that focus on sales and marketing of our own proprietary vendor management services (“VMS”) offering to our clients, which we call “vWorx.” vWorx was particularly successful in 2003, and we now have a number of larger customers using vWorx to automate the hiring processes for portions or all of their contingent workers. In 2003, we also introduced our MARS program, which is a service offering that provides recruiting services for other VMS providers that are managing similar services for their clients.

     Sales and Marketing

     Technology Services has developed a sales and marketing strategy that focuses on both national and local accounts, and is implemented in a decentralized manner through our various branch locations. At the national level, Technology Services has focused on attaining preferred vendor status at large customers to provide leverage across the practice. These accounts are typically targeted by a local Technology Services office with a presence in a specific market, and then are sold on the basis of the strength of Technology Services’ geographic presence in multiple markets. Technology Services also is supported by centralized proposal generating and vendor management systems sales departments, which assist in the development of responses to large account request for proposals and support the division’s efforts to broaden our preferred vendor relationships.

     Local accounts are targeted and sold by account managers at the branch office level, permitting Technology Services to capitalize on the established local expertise and relationships of our branch office employees. These accounts are solicited through personal sales presentations, telephone and e-mail marketing, direct mail solicitation, referrals and advertising in a variety of local and national media. Advertisements appear in the Yellow Pages, newspapers and trade publications. Local employees are encouraged to be active in civic organizations and industry trade groups to facilitate the development of new customer relationships.

     The technology services business is affected by the timing of holidays and seasonal vacation patterns, generally resulting in lower Technology Services revenues and lower operating margins in the fourth quarter of each year.

Staffing Services Division

     At February 29, 2004, Staffing Services operated through 81 offices in 15 states. Staffing Services provides temporary personnel who perform general office and administrative services, word processing and desktop publishing, office automation, records management, production/assembly/distribution, telemarketing, finance, accounting, light technical, light industrial and other staffing services. In most of our Staffing Services markets, our light industrial and light technical business accounts for less than 25% of our total Staffing Services revenues. Some of our Staffing Services offices also provide full-time placement services.

     Operations

     Staffing Services markets its services to local and regional clients through a network of offices in large metropolitan markets throughout the United States.

     Staffing Services strives to satisfy the needs of our customers by providing customized services, such as on-site workforce management and full-time placement services. The flexibility of Staffing Services’ decentralized operations allows us to tailor our service offerings, reporting and pricing to meet local client requirements. For example, we provide some clients with customized billings, utilization reports and safety awareness and training programs.

     To meet the growing demand in the staffing services business for vendor-on-premise (“VOP”) capability, Staffing Services offers a VOP program called SourcePLUS, our customized on-site temporary personnel management system. SourcePLUS places an experienced staffing service manager at the client facility to provide complete staffing support that is customized to meet client-specific needs. This program facilitates client use of temporary personnel and allows the client to outsource a portion of their personnel responsibility to our on-site representative, who gathers and records requests for temporary jobs from client department heads and then fulfills client requirements. These Staffing Services representatives can also access Staffing Services’ systems through on-site personal computers.

     Staffing Services’s full-time placement services provide traditional staff selection and recruiting services to our clients. In addition to recruiting employees through referrals, Staffing Services places advertisements in local newspapers to recruit employees for specific positions at client companies. Staffing Services utilizes our expertise and selection methods to evaluate the applicant’s credentials. If the applicant receives and accepts a full-time position at the client, Staffing Services charges the employer a one-time fee, generally based on the annual salary of the employee.

     To maintain a consistent quality standard for all its temporary employees, Staffing Services uses a comprehensive automated system to screen and evaluate potential temporary personnel, make proper assignments and review a temporary employee’s performance. Staffing Services uses the QuestPLUS System to integrate the results of this skills testing with personal attributes and work history and automatically matches available candidates with customer requirements. Staffing Services also provides training to all division employees in sales, customer service and leadership skills.

     Sales and Marketing

     Staffing Services has implemented a standardized business development process to target potential customers with temporary staffing needs and to maintain and expand existing customer relationships. Like Technology Services, Staffing Services has developed a sales and marketing strategy focused on both regional and local customer accounts. The sales efforts of Staffing Services are decentralized and capitalize on the division’s long-standing customer relationships and the lengthy market tenure of the division’s offices, which have been in their existing geographic markets for more than 25 years on average. Staffing Services obtains new clients primarily through active participation in requests for proposals from larger customers and personal sales presentations and referrals from other clients and supports our sales efforts with telephone and e-mail marketing, direct mail solicitation and advertising in a variety of local and national media, including the Yellow Pages, newspapers, magazines and trade publications. Staffing Services also is supported by centralized proposal generation and large account sales departments, which assist in the development of responses to large account requests for proposals and otherwise support the division’s efforts to broaden our large account base.

     Staffing Services devotes the majority of our selling efforts to the local and regional operations of a wide variety of businesses (including a number of Fortune 500 companies) and to other potential customers that it has identified as consistent users of temporary staffing services. Local and regional accounts are characterized by shorter sales cycles and higher gross margins. Staffing Services generally does not seek low margin national account agreements, but does provide services to a wide variety of customers with national and international businesses. Bids for large user accounts and the provision of services to clients with multiple location requirements are coordinated at our headquarters.

     The commercial staffing business is subject to the seasonal impact of summer and holiday employment trends. Typically, the second half of each calendar year is more heavily affected, as companies tend to increase their use of temporary personnel during this period. While the commercial staffing industry is cyclical, we believe that the broad geographic coverage of our operations and the diversity of the services we provide (including our emphasis on high-end white collar clerical workers) may partially mitigate the adverse effects of economic cycles in a single industry or geographic region.

Recruiting and Retention of Temporary Employees

     Except in the case of our MARS program, where we recruit nationally for other VMS providers, we recruit our Staffing Services temporary associates and Technology Services consultants through a decentralized recruiting program that primarily utilizes the internet and local and national advertisements. In addition, we have succeeded in recruiting qualified employees through referrals from our existing labor force. To encourage further referrals, the Technology Services and Staffing Services operations pay referral fees to employees responsible for attracting new recruits. We interview, test, check references for and evaluate the skills of applicants for temporary employment, utilizing systems and procedures developed and enhanced over the years.

     In an effort to attract a broad spectrum of qualified employees, we offer a wide variety of employment options and training programs. In addition, Technology Services operates a number of formal and informal training programs to provide our consultants with access to and training in new software applications and a diverse mix of mainframe, client/server and other computer technologies. We believe that these training initiatives have improved consultant recruitment and retention, increased the technical skills of our Technology Services’ personnel and resulted in better service for our clients.

     We provide competitive compensation packages and comprehensive benefits for our Staffing Services temporary associates and Technology Services consultants. Most of the temporary associates and Technology Services consultants are also eligible for one of our 401(k) plans.

Organizational Structure

     We operate through a network of decentralized offices using a shared services model. Although local offices retain a great deal of autonomy and flexibility with regard to issues relating to customers and employees, each also adheres to common policies and procedures and a set of best practices designed to ensure quality standards throughout the organization. Each office reports to a manager who is responsible for day-to-day operations and the profitability of the office. Depending on, among other things, the number of offices in a region, branch managers may report to operating company presidents or general managers, regional managers, division vice presidents or division presidents. Branch and regional managers are given a high level of autonomy in making decisions about the operations in their principal region. The compensation of branch and regional managers includes bonuses primarily based on the growth and profitability of their operations and is designed to motivate each manager to maximize revenue and profit growth each year.

Information Systems

     Because of the number of payroll and billing transactions we process every week (particularly in Staffing Services), our business is systems intensive.

     Staffing Services uses a number of automated front office systems to keep track of our customer orders and contacts and to measure the skills of the temporary employee candidates that make themselves available and to match skills with client requests. The ProficiencyPLUS program is designed to test specific computer-related skills by allowing the candidate to operate in the actual software program environment. The QuestPLUS system, which is our primary contact management system, integrates the results of our skills testing with personal attributes and work history and automatically matches available candidates with customer requirements. QuestPLUS also allows us to track the performance of our temporary employees and provide quality reports to customers that document the level of our performance.

     In Technology Services, we use similar front office systems that were developed primarily for the information technology staffing and consulting industries.

     We utilize separate paybill systems for Technology Services and Staffing Services. The paybill processing systems provide payroll processing and customer invoicing. We have also installed in all of our offices common financial and human resources systems, which support both divisions’ back office operations and our financial accounting and reporting.

Competition

     Despite significant consolidation within the United States staffing services market, the market remains highly competitive and highly fragmented and has limited barriers to entry. A number of publicly owned companies specializing in professional staffing services in the United States have greater marketing, financial and other resources than the Company.

     In the temporary staffing industry, competition generally is limited to firms with offices located within a customer’s particular local market. In most major markets, commercial staffing competitors generally include many of the publicly traded companies and, in addition, numerous regional and local full-service and specialized temporary service agencies, some of which may operate only in a single market. In Technology Services, competition is not limited by geography. Competitors for technology services include local information technology staffing and consulting firms, management and strategic consulting firms and the consulting affiliates of large accounting firms.

     Additionally, because many clients contract for their staffing services locally, competition varies from market to market. In most areas, no single company has a dominant share of the market. Many client companies use more than one staffing services company, and it is common for large clients to use several staffing services companies at the same time. However, in recent years there has been a significant increase in the number of large customers consolidating their temporary staffing purchases with a single supplier or vendor manager, or with a smaller number of preferred vendors. The trend to consolidate temporary staffing purchases has in some cases made it more difficult for us to gain business from potential customers that have already contracted to fill their staffing needs with our competitors or to retain business with customers in local markets who have signed national agreements with other providers. In other cases, we have been able to increase our volume of business with certain customers that choose to purchase staffing services primarily from us.

     The competitive factors in obtaining and retaining clients include an understanding of client-specific job requirements, the ability to provide appropriately skilled temporary personnel at the local level in a timely manner, the monitoring of job performance quality and the price of services. The primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, responsiveness to work schedules and the number of hours of work available. Management believes that we are highly competitive in these areas due to our focus on local markets and the autonomy given to our local management.

Regulation

     Temporary employment service firms are generally subject to one or more of the following types of government regulation: (1) regulation of the employer/employee relationship between a firm and its temporary employees; (2) registration, licensing, record keeping and reporting requirements; and (3) substantive limitations on operations. Staffing services firms are the legal employers of their temporary workers (other than independent contractors) and are also governed by laws regulating the employer/employee relationship, such as tax withholding or reporting, social security or retirement, anti-discrimination and workers’ compensation.

Trademarks

     We endeavor to protect our intellectual property rights and maintain a number of trademarks, tradenames, service marks and other intellectual property rights, including several that appear in this report. We also license certain other proprietary rights in connection with our businesses. We are not currently aware of any infringing uses or other conditions that would materially and adversely affect our use of our proprietary rights.

Employees

     At February 29, 2004, we had approximately 790 permanent administrative employees. Additionally, approximately 1,405 of the information technology consultants in Technology Services were full-time salaried or hourly employees. None of our employees are covered by collective bargaining agreements. We believe that our relationships with our employees are good.

     Except for the billable consultants in Technology who are salaried employees, our billable workers are employed on an as-needed basis depending on client demand. As a result, these billable employees are paid generally only for the time they work and that we bill to our clients.

Risk Factors and Forward Looking Information

     In addition to historical information, this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain statements that are forward-looking statements regarding events and financial trends that may affect the Company’s future operating results or financial position. These statements may be identified by words such as “estimate,” “forecast,” “plan,” “intend,” “believe,” “should,” “expect,” “anticipate,” or variations or negatives thereof, or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected in such statements. These risks and uncertainties include, but are not limited to, the following:

•	changes in levels of unemployment and other economic conditions in the United States, or in particular regions or industries;

•	changes or reductions in corporate information technology spending levels;

•	our ability to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions;

•	the impact of competitive pressures, including any change in the demand for our services, on our ability to maintain or improve our operating margins;

•	a federal, state or local government audit of our income, payroll or other tax returns and the risk that assessments for additional taxes, penalties and interest could be levied against the Company, which could affect our liquidity;

•	the entry of new competitors into the marketplace or expansion by existing competitors;

•	the Company’s success in attracting, training and retaining qualified management personnel and other staff employees;

•	reductions in the supply of qualified candidates for temporary employment or our ability to attract qualified candidates;

•	the possibility of the Company incurring liability for the activities of our temporary employees or for events impacting our temporary employees on clients’ premises;

•	the risk in an uncertain economic environment of increased incidences of employment disputes, employment litigation and workers’ compensation claims;

•	the risk that further cost cutting or restructuring activities undertaken by the Company could cause an adverse impact on certain of our operations;

•	further economic declines that could affect our liquidity or ability to comply with our loan covenants;

•	the risks of defaults under the Company’s credit agreements;

•	adverse changes in credit and capital markets conditions that may affect our ability to obtain financing or refinancing on favorable terms;

•	adverse changes to management’s periodic estimates of future cash flows that may affect our assessment of our ability to fully recover our goodwill;

•	whether governments will impose additional regulations or licensing requirements on staffing services businesses in particular or on employer/employee relationships in general; and

•	other matters discussed in this report and the Company’s other SEC filings.

Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results. We undertake no obligation to update forward-looking information contained in this report.

Item 2. Properties.

     Generally, the Company’s offices are leased under leases of relatively moderate duration (typically three to five years, with options to extend) containing terms and conditions that are customary in each geographic market. Technology Services and Staffing Services offices are typically in office or industrial buildings, and occasionally in retail buildings, and our headquarters facilities and regional offices are in similar facilities.

Item 3. Legal Proceedings.

     From time to time the Company is involved in certain disputes and litigation relating to claims arising out of our operations in the ordinary course of business. Further, we are periodically subject to government audits and inspections. In the opinion of the Company’s management, matters presently pending will not, individually or in the aggregate, have a material adverse effect on the Company’s results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II.

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters.

     The Company’s common stock has traded since November 2002 on the Over the Counter Bulletin Board (the “OTC Bulletin Board”). Prior to that time, our common stock traded on the New York Stock Exchange (the “NYSE”). The NYSE delisted the common stock in February 2003. The restructuring agreement for the Company’s financial restructuring completed in April 2003 contemplates that the Company will use its best efforts to procure a new stock exchange listing for the common stock and we have recently applied to list our common stock on The NASDAQ National Market. In the meantime the common stock will continue to trade on the OTC Bulletin Board under the symbol “VPTR.OB.”

     As of February 15, 2004, we had approximately 4,117 shareholders based on the number of holders of record and an estimate of the number of individual participants represented by securities position listings.

     The Company’s policy has been to retain earnings for use in its business and, accordingly, it has not historically paid cash dividends on the common stock. In addition, the Company’s revolving credit facility currently prohibits the payment of dividends. In the future, our Board of Directors will determine whether to pay cash dividends from time to time based on conditions existing as of the time each determination is made, including our earnings, financial condition, capital requirements, financing arrangements, the terms of our credit agreements and any other factors deemed relevant by the Board of Directors.

     The following table sets forth the high, low and closing sales prices for the common stock as reported on the New York Stock Exchange for each quarter during the fiscal year ended December 29, 2002, through November 20, 2002. It also sets forth the range of high and low bids for the common stock from November 21, 2002 through fiscal 2003 as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions. Where applicable, these amounts have been adjusted to reflect the 1-for-25 reverse split of the common stock effected in August 2003.

	High	Low	Close
2003
First Quarter	$6.00	$3.25	$4.25
Second Quarter	6.50	3.75	4.75
Third Quarter	11.00	4.75	10.00
Fourth Quarter	15.00	9.50	11.01
2002
First Quarter	$37.50	$20.25	$33.75
Second Quarter	41.00	20.00	22.50
Third Quarter	25.00	6.00	8.75
Fourth Quarter (through November 20, 2002)	9.25	3.00	3.50
Fourth Quarter (beginning November 21, 2002)	4.50	1.50	3.50

The last reported bid price on March 15, 2004 was $12.95.

Item 6. Selected Financial Data.

     The information required by this Item is included in the Company’s Annual Report under the caption “Selected Financial Data,” which information is set forth in Exhibit 13.1 to this Form 10-K and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The information required by this Item is included in the Company’s Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which information is set forth in Exhibit 13.1 to this Form 10-K and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The information required by this Item is included in the Company’s Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Market Risk Disclosures,” which information is set forth in Exhibit 13.1 to this Form 10-K and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

     The information required by this Item is included in the Company’s Annual Report under the captions “Report of Independent Auditors,” “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Shareholders’ Equity (Deficit),” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements,” which information is set forth in Exhibit 13.1 to this Form 10-K and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     The Company has no disagreements on accounting or financial disclosure matters with its independent public accountants to report under this Item 9.

     Item 9A. Controls and Procedures.

     Based on their evaluation as of the end of the period covered by this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART III.

Item 10. Directors and Executive Officers of the Registrant.

     Information concerning our directors and officers appearing under the caption “Management Information” and information under the caption “Governance of the Company–Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement is incorporated herein by reference.

     We have adopted a written code of business conduct and ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The code is available on our Internet site at www.venturipartners.com. We intend to disclose on our Internet site any substantive changes to the code.

     Information concerning the determination by our Board of Directors that a financial expert serves on our Audit Committee, which appears under the caption “Governance of the Company–Board Committees–Audit Committee” in our Proxy Statement, is incorporated herein by reference.

Item 11. Executive Compensation.

     A description of the compensation of our executive officers is set forth under the caption “Executive Compensation” in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

     The table below contains information about the Company’s compensation plans as of December 28, 2003 under which equity securities of the Company are authorized for issuance.

Number of securities
remaining available for
	Number of securities to be		future issuance under
	issued upon exercise of	Weighted-average exercise	equity compensation plans
	outstanding options, warrants	price of outstanding options,	(excluding securities
	and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	689,598	$13.36	118,735
Equity compensation plans not approved by security holders	—	—	—

Total	689,598	$13.36	118,735

(1)	This number includes 13,498 stock options still outstanding under our 1995 Equity Participation Plan (which will continue to be exercisable in accordance with their terms even though that plan was terminated in 2003) and 676,100 stock options granted under our 2003 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions.

     The information required by this Item is included in our Proxy Statement under the caption “Governance of the Company–Certain Relationships and Related Party Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

     The information required by this Item is included in our Proxy Statement under the caption “Proposal 2–Ratification of Selection of Independent Public Accounting Firm” and is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

a.	Documents filed as part of this report:

(1)	The following Report of Independent Auditors and financial statements of the Company are contained in Item 8 above:

Consolidated Financial Statements:

Report of Independent Auditors

Consolidated Balance Sheets as of December 28, 2003 and December 29, 2002

Consolidated Statements of Operations for the years ended December 28, 2003, December 29, 2002 and December 30, 2001

Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended December 28, 2003, December 29, 2002 and December 30, 2001

Consolidated Statements of Cash Flows for the years ended December 28, 2003, December 29, 2002 and December 30, 2001

Notes to Consolidated Financial Statements

(2)	No financial statement schedules are filed as part of this report. All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, or the required information is included elsewhere in the notes to the financial statements referred to above.

(3)	Exhibits:

The Exhibits filed with or incorporated by reference into this annual report on Form 10-K are listed in the accompanying Exhibit Index.

b.	Reports on Form 8-K:

The Company furnished a report on Form 8-K on October 31, 2003, reporting on its financial results for the third quarter of 2003. It did not submit any other reports on Form 8-K during the fourth quarter.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2004.

VENTURI PARTNERS, INC.
By:	/s/ Larry L. Enterline
Larry L. Enterline
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the Chief Executive Officer and Chief Financial Officer of the Company, and by a majority of the Company’s Board of Directors, on March 24, 2004.

Signature

/s/ Larry L. Enterline	Chief Executive Officer and Director

Larry L. Enterline

/s/ James C.Hunt	President and Chief Financial Officer

James C. Hunt

/s/ William J. Simione, Jr.	Director

William J. Simione, Jr.

/s/ Janice L. Scites	Director

Janice L. Scites

/s/ Elias J. Sabo	Director

Elias J. Sabo

Director

Christopher R. Pechock

Director

Victor E. Mandel

EXHIBIT INDEX

Documents incorporated by reference to exhibits that have been filed with our reports or proxy statements under the Exchange Act are available to the public over the Internet from the SEC’s website at http://www.sec.gov. You may also read and copy any such document at the SEC’s public reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549 under our SEC file number, 1-13956.

		Filed or Furnished
		Herewith(*),or
		Incorporated by
		Reference from
Exhibit		Previous Exhibit	Company Reg. No.
Number	Description	Number	or Report
3.1	Restated Certificate of Incorporation of the Company	99.2	8-K filed 8/5/03

3.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock	99.6	8-K filed 4/25/03

3.3	Certificate of Designation for Series B Convertible Participating Preferred Stock	99.3	8-K filed 4/25/03

3.4	Amended and Restated Bylaws of the Company	99.7	8-K filed 4/25/03

4.1	Specimen Stock Certificate	4.0	10-Q for quarter ended 6/29/03

4.2	Amended and Restated Rights Agreement, dated April 14, 2003, between the Company and Wachovia Bank, N.A. as Rights Agent	1	8-A12B/A filed 4/16/03

4.3	Amendment to Amended and Restated Rights Agreement, dated August 18, 2003, between the Company and the Rights Agent	1	8-A12B/A filed 10/14/03

4.4	Indenture between the Company and HSBC Bank USA, as Successor Trustee	4.2	333-31863

4.5	Form of Note Certificate for 5-3/4% Convertible Subordinated Notes	4.3	333-31863

10.1+	1995 Equity Participation Plan, as amended	10.1	333-31863

10.2+#	Director and Officer Indemnification Agreement of Victor E. Mandel	10.2	10-Q for quarter ended 9/28/03

10.3+	Supplemental Retirement Plan for Edward P. Drudge, Jr.	10.7	10K for year ended 1/2/00

10.4+	Amended and Restated Non-Qualified Profit-Sharing Plan	10.16	10-K for year ended 12/29/96

10.5+	Board of Directors Deferred Compensation Plan	10.12	10-K for year ended 12/28/97

10.6	Restructuring Agreement dated March 14, 2003	99.2	8-K filed 3/17/03

10.7	Participation Agreement dated March 14, 2003	99.2	8-K filed 3/17/03

10.8	Registration Rights Agreement dated April 14, 2003	99.4	8-K filed 4/25/03

10.9+	2003 Equity Incentive Plan	Annex C	Definitive Schedule 14A filed 6/24/03

10.10+	Employment Agreement dated April 14, 2003 between the Company and Larry L. Enterline	99.10	8-K filed 4/25/03

10.11+	Employment Agreement dated April 14, 2003 between the Company and James C. Hunt	99.11	8-K filed 4/25/03

		Filed or Furnished
		Herewith(*),or
		Incorporated by
		Reference from
Exhibit		Previous Exhibit	Company Reg. No.
Number	Description	Number	or Report
10.12+	Employment Agreement dated April 14, 2003 between the Company and Michael H. Barker	99.12	8-K filed 4/25/03

10.13+	Employment Agreement dated April 14, 2003 between the Company and Ken R. Bramlett, Jr.	99.13	8-K filed 4/25/03

10.14+	Employment Agreement dated July 24, 2003 between the Company and Thomas E. Stafford	10.14	10-Q for quarter ended 9/28/03

10.15	Restructure Agreement dated April 14, 2003	99.14	8-K filed 4/25/03

10.16	Second Amended and Restated Credit Agreement	99.15	8-K filed 4/25/03

10.17##	Common Stock Purchase Warrant dated as of April 14, 2003, issued by the Company in favor of BNP Paribas	99.16	8-K filed 4/25/03

12.1	Ratio of Earnings to Fixed Charges	*

21.1	Subsidiaries	*

23.1	Consent of PricewaterhouseCoopers LLP	*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Larry L. Enterline, Chief Executive Officer of the Company	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of James C. Hunt, Chief Financial Officer of the Company	*

32.1	Section 1350 Certification of Larry L. Enterline, Chief Executive Officer of the Company	*

32.2	Section 1350 Certification of James C. Hunt, Chief Financial Officer of the Company	*

# This Exhibit is substantially identical to Director and Officer Indemnification Agreements between the Company and each of the other members of the Company’s Board of Directors and also Mr. Hunt and Mr. Bramlett.

## This Exhibit is substantially identical to Common Stock Purchase Warrants issued by the Company on the same date to each of Bank of America, N.A. and Bank One, N.A., and to Common Stock Purchase Warrants, reflecting a transfer of a portion of such Common Stock Purchase Warrants, issued by the Company (i) as of the same date to each of Inland Partners, L.P., Links Partners L.P., MatlinPatterson Global Opportunities Partners L.P. and R2 Investments, LDC and (ii) on August 6, 2003 to Mellon HBV SPV LLC.

+ Management contract or compensatory plan required to be filed under Item 15(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

EXHIBIT 12.1

	1999	2000	2001	2002	2003
Fixed Charges:
Interest expense including amortization of debt issuance costs	$16,447	$20,108	$18,278	$17,301	$5,522
Interest on rent expense(1)	3,419	3,453	3,564	2,938	2,435

Total fixed charges	19,866	23,561	21,842	20,239	7,957
Earnings:
Income (loss) before income taxes	51,830	6,803	(76,364)	(107,427)	79,615
Fixed charges	19,866	23,561	21,842	20,239	7,957

Income (loss) before fixed charges	71,696	30,364	(54,522)	(87,188)	87,572
Ratio of Earnings to Fixed Charges (2)	3.6	1.3	—	—	11.0

(1)	The Company believes one-third of rent expense represents a reasonable approximation of the interest factor.

(2)	The ratio of earnings to fixed charges was negative in 2001 and 2002 primarily as the result of goodwill impairment charges of $56,779 and $89,935, respectively.

EXHIBIT 13.1

PART II EXHIBITS FOR ITEMS 6 THROUGH 8

Item 6. Selected Financial Data.

(in thousands, except per share data)

	2003	2002	2001	2000	1999
Results of Operations
Revenues	$494,547	$557,748	$732,327	$881,992	$918,437
Goodwill impairment	—	89,935	56,779	11,021	—
Restructuring and rationalization charges	2,503	4,650	15,259	1,960	—
Operating income (loss)	2,110	(86,498)	(57,211)	26,911	68,277
Interest expense	5,522	17,301	18,278	20,108	16,447
Gain (loss) on financial restructuring, net	83,027	(3,628)	(875)	—	—
Provision (benefit) for income taxes	(13,268)	603	(9,686)	8,978	22,077
Income (loss) before cumulative effect of change in accounting principle	92,883	(108,030)	(66,678)	(2,175)	29,753
Cumulative effect of change in accounting principle, net of taxes(1)	—	(242,497)	—	—	—
Net income (loss)	92,883	(350,527)	(66,678)	(2,175)	29,753
Earnings per diluted share:(2)
Earnings before cumulative effect of change in accounting principle	$20.00	$(100.95)	$(62.90)	$(2.25)	$24.75
Cumulative effect of change in accounting principle	—	(226.58)	—	—	—
Net income (loss)	20.00	(327.53)	(62.90)	(2.25)	24.75
Average diluted shares outstanding(2)(3)	4,644	1,070	1,060	1,004	1,372
Financial Position
Working capital	$25,194	$17,494	$72,241	$82,577	$86,787
Goodwill	103,532	103,532	478,162	561,452	557,421
Total assets	194,360	247,406	634,123	743,593	735,350
Short- and long-term debt(3)	60,973	218,648	234,882	265,647	254,351
Shareholders’ equity (deficit)	64,681	(52,348)	298,093	364,299	369,843

(1)	Effective at the beginning of 2002, the Company adopted SFAS 142, which resulted in a goodwill impairment charge of $284,695 ($242,497 net of an income tax benefit of $42,198). This non-cash charge was recorded as a cumulative effect of change in accounting principle.

(2)	The assumed conversion of the 5.75% Notes into common stock was excluded from the calculation of earnings per diluted share because the effect of conversion was antidilutive. In addition, all share and per share amounts have been restated to reflect the 1-for-25 reverse stock split completed by the Company in August 2003 as if it had occurred at the beginning of the periods presented.

(3)	The Company completed a comprehensive financial restructuring in April 2003, in which it restructured its senior revolving credit facility and issued shares of its capital stock in exchange for $109.7 million of the 5.75% Notes. The Company’s contractual liability outstanding at December 28, 2003 was $55,709. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Gain (Loss) on Financial Restructuring, Net” and Note 2, “Comprehensive Financial Restructuring” to the Consolidated Financial Statements included elsewhere in this Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes appearing elsewhere in this report. Our fiscal years end on the Sunday nearest to each December 31 and our fiscal quarters end on the Sunday nearest to the end of each calendar quarter.

FORWARD-LOOKING INFORMATION

     In addition to historical information, this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain statements that are forward-looking statements regarding events and financial trends that may affect the Company’s future operating results or financial position. These statements may be identified by words such as “estimate,” “forecast,” “plan,” “intend,” “believe,” “should,” “expect,” “anticipate,” or variations or negatives thereof, or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected in such statements. These risks and uncertainties include, but are not limited to, the following:

•	changes in levels of unemployment and other economic conditions in the United States, or in particular regions or industries;

•	changes or reductions in corporate information technology spending levels;

•	our ability to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions;

•	the impact of competitive pressures, including any change in the demand for our services, on our ability to maintain or improve our operating margins;

•	a federal, state or local government audit of our income, payroll or other tax returns and the risk that assessments for additional taxes, penalties and interest could be levied against the Company, which could affect our liquidity;

•	the entry of new competitors into the marketplace or expansion by existing competitors;

•	the Company’s success in attracting, training and retaining qualified management personnel and other staff employees;

•	reductions in the supply of qualified candidates for temporary employment or our ability to attract qualified candidates;

•	the possibility of the Company incurring liability for the activities of our temporary employees or for events impacting our temporary employees on clients’ premises;

•	the risk in an uncertain economic environment of increased incidences of employment disputes, employment litigation and workers’ compensation claims;

•	the risk that further cost cutting or restructuring activities undertaken by the Company could cause an adverse impact on certain of our operations;

•	further economic declines that could affect our liquidity or ability to comply with our loan covenants;

•	the risks of defaults under the Company’s credit agreements;

•	adverse changes in credit and capital markets conditions that may affect our ability to obtain financing or refinancing on favorable terms;

•	adverse changes to management’s periodic estimates of future cash flows that may affect our assessment of our ability to fully recover our goodwill;

•	whether governments will impose additional regulations or licensing requirements on staffing services businesses in particular or on employer/employee relationships in general; and

•	other matters discussed in this report and the Company’s other SEC filings.

     Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results. We undertake no obligation to update forward-looking information contained in this report.

THE COMPANY

     The Company is organized into two divisions: the Technology Services division (“Technology Services”), which provides information technology staffing and consulting services in a range of computer-related disciplines and technology tools for human capital management, and the Staffing Services division (“Staffing Services”), which provides a variety of temporary office, clerical, accounting and finance, light technical and light industrial staffing services. Approximately 49% of the Company’s 2003 revenues came from Technology Services and 51% came from Staffing Services.

     Each of our business lines depends in large part on our ability to recruit skillful people and put them to work on temporary assignments for our customers, making our primary revenue drivers billable hours and hourly bill rates. Although we employ fewer billable employees in Technology Services and those employees tend to work on longer assignments at higher pay rates, in each of our businesses we generate revenue primarily by billing our customers based on pre-agreed bill rates for the number of hours that each of our associates works on assignment. We describe the types of business that we do for our customers as either retail or vendor-on-premise (“VOP”) business. Our retail business includes our smaller accounts and involves more local relationship building and selling. Our VOP business tends to be our larger accounts or business with larger customers that may have needs in multiple cities. Most of our billings are on a time and materials basis. We also provide permanent placement services to certain of our customers primarily in Staffing Services, which results in fee revenue to us generally based on a percentage of the candidate’s first year salary.

     Directs costs of services include our actual costs related to our billable employees including the pay rate and payroll taxes, benefits and insurance costs and other similar expenses. Gross margin is influenced by the utilization rate for each billable employee, our business mix, seasonal trends as we move through each calendar year and our ability to manage other employment related costs, such as workers compensation costs. The Technology Services business is affected by the timing of holidays and seasonal vacation patterns, generally resulting in lower revenues and gross margins in the fourth quarter of each year. The Staffing Services business is also subject to the seasonal impact of summer and holiday employment trends. Typically, the Staffing Services business is stronger in the second half of each calendar year than in the first half.

     The following table sets forth the number of the Company’s offices by division at the end of each of the years indicated:

	2003	2002	2001
Technology Services	28	28	33
Staffing Services	81	90	92

Total offices	109	118	125

EXECUTIVE OVERVIEW

     The year 2003 was a year of transition for the staffing industry. After an extended period of declines in both revenues and profits in 2001, 2002 and the first half of 2003 as the industry, and our Company, suffered through the recession, consolidated revenues and profits began to strengthen in the latter quarters of 2003 as the result of improving economic conditions. Our Staffing Services revenues increased sequentially during each quarter of the year and Technology Services showed sequential increases in revenues in the third and fourth quarters of this year. This growth was largely driven by the tendency for companies to build their staff on a temporary basis initially when coming out of a recession due to the uncertain environment. Another historical expectation when coming out of a recession is a significant increase in workers’ compensation costs and state unemployment taxes. We saw increases in both of these areas in 2003 and expect the impact in 2004 to be even greater.

     In April 2003, we completed a comprehensive financial restructuring in which we converted $109.7 million of outstanding 5.75% Notes to equity and refinanced our senior revolving credit facility. The credit facility, as amended in connection with the financial restructuring, now provides for a $70.7 million revolving line of credit due May 1, 2004, subject to certain maturity date extensions in six-month increments through May 1, 2005. As the result of the debt elimination produced by the restructuring and the accounting treatment requiring the deferred gain related to the senior debt to be amortized into interest over the term of our credit facility, we greatly reduced our interest expense from $17.3 million in 2002 to $5.5 million for 2003. In connection with the restructuring, we also effected a 1-for-25 reverse stock split of our common stock. All common stock share and per share amounts contained in this report, including the number of shares of common stock issued in connection with our financial restructuring, have been restated to reflect this reverse stock split as if it had occurred at the beginning of the periods presented.

     We received notification in November 2003 that our federal income tax returns for the 1996 through 2002 tax years were accepted as filed. As a result, we recorded an income tax benefit of $13.3 million in the fourth quarter of 2003 related to certain federal tax benefits recognized after the completion of the IRS review.

     As a result of certain accounting rule changes, the impact of the recession on our expectations about the future financial performance of our businesses and the declines in operating results in 2001 and 2002, the Company recorded a goodwill impairment charge of $242.5 million in the second quarter of 2002 as a cumulative effect of change in accounting principle. In the fourth quarter of 2002, we assessed our goodwill again as required under the new rules and recorded an additional $89.9 million of impairment for goodwill associated with the Technology Services division. No additional impairment was identified for either operating division in 2003.

     The Company evaluates its segment performance (in each of Technology Services and Staffing Services) based on income from operations before unallocated corporate expenses, restructuring and rationalization charges, stock option compensation, amortization of goodwill and intangible assets, interest expense, gain (loss) on financial restructuring, net, and income taxes. The following table summarizes certain income statement information for the Company for the years 2003, 2002 and 2001, both in dollars and as a percentage of revenues:

(dollars in thousands)
Operating Results	2003		2002		2001
Revenues
Technology Services	$244,319	49.4%	$295,387	53.0%	$447,862	61.2%
Staffing Services	250,228	50.6%	262,361	47.0%	284,465	38.8%

Total revenues	494,547	100.0%	557,748	100.0%	732,327	100.0%
Gross profit
Technology Services	56,852	23.3%	72,007	24.4%	114,524	25.6%
Staffing Services	49,798	19.9%	57,794	22.0%	77,144	27.1%

Total gross profit	106,650	21.6%	129,801	23.3%	191,668	26.2%
Segment operating income
Technology Services	9,956	4.1%	13,457	4.6%	28,994	6.5%
Staffing Services	9,785	3.9%	11,263	4.3%	18,161	6.4%

Total segment operating income, as defined	19,741	4.0%	24,720	4.4%	47,155	6.4%
Unallocated corporate expenses	14,356	2.9%	16,161	2.9%	16,050	2.2%
Amortization of goodwill and intangible assets	202	—	472	0.1%	16,278	2.2%
Goodwill impairment	—	—	89,935	16.1%	56,779	7.8%
Restructuring and rationalization charges	2,503	0.5%	4,650	0.8%	15,259	2.1%
Stock option compensation expense	570	0.1%	—	—	—	—
Interest expense	5,522	1.1%	17,301	3.1%	18,278	2.5%
Gain (loss) on financial restructuring, net	83,027	16.8%	(3,628)	-0.7%	(875)	-0.1%

Income (loss) before income taxes and cumulative effect of change in accounting principle	$79,615	16.1%	$(107,427)	-19.3%	$(76,364)	-10.4%

RESULTS OF OPERATIONS

     Year Ended December 28, 2003 Versus Year Ended December 29, 2002

Operating Results

     Despite revenue improvements in each of our business lines in the second half of the year, total revenues decreased 11.3%, to $494.5 million in 2003 from $557.7 million in 2002, due to the weak economic environment, including a continued decline in corporate technology spending from prior year levels.

     Direct costs, consisting of payroll and related expenses of consultants and temporary workers, decreased 9.4% to $387.9 million in 2003 on the lower revenues. Gross profit decreased 17.8% to $106.7 million primarily on the lower revenues. Gross profit as a percentage of revenue also decreased to 21.6% in 2003 from 23.3% in 2002, primarily as the result of the continued softening in the higher margin sectors of the staffing and consulting businesses, the significant decline in permanent placement services, continuing downward bill rate pressure imposed by many of our larger customers and higher payroll taxes and workers compensation costs.

     Operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization expense, decreased 16.6% to $101.5 million in 2003 from $121.7 million in 2002. This decrease was primarily due to the Company’s aggressive cost reduction program, including its workforce reduction and office consolidation initiatives. Approximately 11.6% (17.5% in 2002) of the Company’s permanent workforce was eliminated during the year. Also, variable or incentive compensation declined due to lower revenues and operating margins. As a percentage of revenues, selling, general and administrative expenses decreased to 19.5% in 2003 from 20.5% in 2002. In addition, depreciation and amortization expense decreased to 1.0% of revenues in 2003 from 1.3% in 2002.

Technology Services Division

     Although Technology Services revenues increased in the second half of 2003 compared to the first half of 2003, revenues decreased 17.3% for the year primarily as the result of the multi-year, industry-wide slowdown in customer demand for technology staffing services. Technology Services billable consultants on assignment began to climb again during the year, but declined for the year from approximately 1,970 at year-end 2002 to approximately 1,950 at year-end 2003. The following table summarizes the quarterly revenue and billable headcount (as of the end of each period) for the Technology Services operations for 2003 and 2002 (revenues in thousands):

			2003
	Q1	Q2	Q3	Q4	Total
Revenues	$60,560	$59,829	$60,914	$63,016	$244,319
Billable headcount	1,830	1,800	1,900	1,950	1,950

			2002
	Q1	Q2	Q3	Q4	Total
Revenues	$82,308	$77,632	$70,040	$65,407	$295,387
Billable headcount	2,300	2,200	2,100	1,970	1,970

     While we are encouraged by the revenue trends in the second half of 2003, we cannot assure you that Technology Services revenues will increase as the broader economy strengthens or other uncertainties subside.

     Gross margin percentage in Technology Services was 23.3% for 2003, down 110 basis points from 2002. We believe our gross margins are stabilizing after several years of margin compression from customer pressure on bill rates and a market driven shift in mix of business away from higher margin new systems development work. Operating income was $10.0 million, or 4.1% of revenues, for the Technology Services operations in 2003 compared to $13.5 million, or 4.6% of revenues, in 2002 primarily as the result of the lower revenues and gross margins.

Staffing Services Division

     Staffing Services revenues declined 4.6% to $250.2 million in 2003 primarily due to declines in the retail component of the Company’s temporary staffing business and permanent placement revenues, which were partially offset by the relative strength in the Company’s VOP business. Operating income was $9.8 million, or 3.9% of revenues, for the Staffing Services operations in 2003 compared to $11.3 million, or 4.3% of revenues, in 2002. Consistent with the historical seasonal trends, we experienced sequential increases in revenues and billable hours in each quarter during the year. The revenue decline from the fourth quarter of 2002 to the first quarter of 2003 was significantly impacted by one large VOP customer that had significant growth in the fourth quarter of 2002 and returned to more historical levels in the first quarter of 2003. The following table summarizes the quarterly revenues and billable hours for the Staffing Services operations for 2003 and 2002 (in thousands):

			2003
	Q1	Q2	Q3	Q4	Total
Revenues	$60,156	$62,680	$63,308	$64,084	$250,228
Billable hours	3,574	3,691	3,754	3,869	14,888

			2002
	Q1	Q2	Q3	Q4	Total
Revenues	$59,745	$64,100	$67,641	$70,875	$262,361
Billable hours	3,392	3,685	3,994	4,352	15,423

     The change in business mix discussed above also impacts the division’s gross margins, as the VOP business typically carries higher volume and lower margins compared to the higher margin permanent placement business. The following table summarizes the quarterly business mix for the Staffing Services division for 2003 and 2002:

			2003
	Q1	Q2	Q3	Q4	Total
Retail	60.6%	60.7%	62.2%	61.3%	61.2%
VOP	37.4%	37.0%	35.6%	36.6%	36.6%
Permanent placement	2.0%	2.3%	2.2%	2.1%	2.2%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

			2002
	Q1	Q2	Q3	Q4	Total
Retail	65.3%	63.7%	63.0%	56.9%	62.0%
VOP	31.4%	32.3%	33.9%	40.8%	34.8%
Permanent placement	3.3%	4.0%	3.1%	2.3%	3.2%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

     The Company expects moderate improvements in demand for its services, including our retail and permanent placement operations, in 2004 as the employment and economic environment strengthen.

Goodwill Impairment

     The Company performed its annual impairment analysis in the fourth quarter of 2003 and determined that there was no additional impairment at that time. See “-Year Ended December 29, 2002 Versus Year Ended December 30, 2001-Goodwill Impairment” for a discussion of goodwill impairments recorded in 2002.

Restructuring and Rationalization Charges

     Beginning in 2001, we implemented a plan to restructure and rationalize certain operations. As a result, we recorded charges totaling $2.5 million and $4.7 million in 2003 and 2002, respectively. These charges were comprised of the following components (in thousands):

	2003	2002
Employee severance	$426	$1,915
Lease abandonment and termination costs	1,880	2,689
Property abandonment charges	130	46
Other	67	—

Total restructuring and rationalization charges	$2,503	$4,650

     Following is a summary of the accrued liability for cash restructuring and rationalization charges for the years ended December 28, 2003 and December 29, 2002 (in thousands):

	Employee	Lease
	Severance	Costs	Other	Total
Accrued liability at December 30, 2001	$42	$3,109	$321	$3,472
2002 charges	1,915	2,689	—	4,604
Cash payments	(1,398)	(1,140)	(237)	(2,775)

Accrued liability at December 29, 2002	559	4,658	84	5,301
2003 charges	426	1,880	67	2,373
Cash payments	(959)	(1,805)	(151)	(2,915)

Accrued liability at December 28, 2003	$26	$4,733	$—	$4,759

     Employee severance-related costs included the elimination of both administrative and income-producing employees. Under the workforce reduction plan, approximately 11.6% (17.5% in 2002) of our permanent workforce, or 106 (194 in 2002) employees, were eliminated during the year. Lease abandonment and termination costs related primarily to office closures, branch consolidations and leased space reductions. Property abandonment costs consisted of the write-down of abandoned leasehold improvements and other equipment. These assets were written down to zero as they were abandoned.

     Of the remaining accrued liability at December 28, 2003, we expect to pay approximately $1.7 million during 2004 and the balance, primarily lease payments, over the following six years.

Stock Option Compensation Expense

     Stock option compensation expense represents the non-cash charge associated with certain stock options that were issued within a six-month period after cancellation of old stock options and subsequently are accounted for as variable stock options under FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions involving Stock Compensation.” We expect to continue to record adjustments to income from stock option compensation in future periods due to subsequent changes in the price of our common stock.

Interest Expense

     Interest expense decreased 68.1%, to $5.5 million in 2003 from $17.3 million in 2002, primarily as a result of the comprehensive financial restructuring completed in April 2003 and the accounting treatment requiring the deferred gain on financial restructuring, net, related to the senior debt, to be amortized into interest over the term of the Company’s senior revolving credit facility (the “Credit Facility”). The reported interest expense of $5.5 million for 2003 is net of amortization of deferred gain on financial restructuring of $2.8 million. The average interest rate on borrowings was 7.8% in 2003, up 50 basis points from 2002. See “-Gain (Loss) on Financial Restructuring, Net”.

Gain (Loss) on Financial Restructuring, Net

     On April 14, 2003, the Company completed a comprehensive financial restructuring with its senior lenders and the holders of $109.7 million outstanding principal amount of its 5.75% Convertible Subordinated Notes due 2004 (the “5.75% Notes”) in which it issued shares of the Company’s Common Stock and Series B Convertible Participating Preferred Stock (the “Series B preferred stock”) to the participating noteholders in exchange for their 5.75% Notes (the “Exchange Transaction”). In the Exchange Transaction, the participating noteholders in the aggregate received approximately $3.2 million in cash ($28.75 for each $1,000 in principal amount of notes exchanged) and 5,015,349 shares of common stock (after conversion of the Series B preferred stock issued in the Exchange Transaction), which represented approximately 82% of the Company’s outstanding capital stock immediately after the Exchange Transaction. The Company’s existing shareholders retained ownership of their outstanding 1,075,248 shares of Common Stock, which represented approximately 18% of the outstanding capital stock.

     To facilitate the closing of the Exchange Transaction and also to provide for the terms on which the existing senior lenders would continue to finance the Company’s working capital needs, the Company and its existing senior lenders also executed definitive loan agreements that provided for certain amendments and maturity date extensions to the Credit Facility and eliminated the Equity Appreciation Right (the “EAR”) then held by the senior lenders (the “Senior Debt Restructuring”). The Senior Debt Restructuring provided for the forgiveness of indebtedness in the amount of $10.3 million. As a result of the Exchange Transaction and the Senior Debt Restructuring, the Company used substantially all of its cash on hand, after payment of transaction expenses, to repay $38.0 million of its outstanding credit facility and eliminated an additional $120.0 million of its outstanding indebtedness, which has resulted in substantial reductions in the Company’s interest expense. No provision for income taxes was recorded in 2003 since the gain from financial restructuring will not be subject to income tax.

     The amended Credit Facility provides for a $70.7 million revolving line of credit due May 1, 2004 and is subject to certain maturity date extensions, assuming the Company is in compliance with its covenants, in six-month increments through May 1, 2005. Availability of borrowings under the Credit Facility is subject to a borrowing base calculated as specified percentages of the Company’s eligible accounts receivable (as defined) in the aggregate. The Credit Facility’s financial covenants include monthly maintenance of cumulative EBITDA levels and an interest and subordinated indebtedness coverage ratio (both as defined in the amended agreement). The Credit Facility also contains restrictions on the payment of cash dividends on the Company’s capital stock and places additional limitations on share repurchases, acquisitions and capital expenditures. Finally, to replace the EAR formerly included as part of the Credit Facility, the Company issued common stock purchase warrants to the lenders under the Credit Facility entitling them to purchase a total of 768,997 shares of common stock, or 10% of the outstanding common stock on a fully diluted basis as of the closing date of the financial restructuring. The Company engaged an independent valuation firm to assist in the determination of the fair value of these warrants and recorded $1.5 million as additional shareholders’ equity with a corresponding reduction in the outstanding senior debt. These warrants are exercisable in whole or part over a 10-year period, and their exercise price is $7.8025 per share, which was based on an assumed equity valuation for the Company of $60.0 million. The exercise price for these warrants exceeded the estimated fair value of the underlying equity at the issuance date. Interest rates payable under the Credit Facility are set at prime plus 425 basis points through June 2004 with increases during each six-month period through May 1, 2005.

     The Company entered into an agreement with each of the former noteholders participating in the Exchange Transaction and each of its senior lenders to provide them with registration rights with respect to the shares of common stock issued in connection with the financial restructuring and the shares of common stock issuable upon exercise of the warrants, as applicable.

     In connection with the financial restructuring, the Company agreed to seek shareholder approval at its 2003 Annual Meeting of Shareholders of a number of amendments to its certificate of incorporation. The shareholders approved each of the proposed amendments at the 2003 Annual Meeting, and the Company filed an amended and restated certificate of incorporation, which was effective in August 2003. The amendments included the following:

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

     In addition, in connection with the financial restructuring, the Board of Directors also amended and restated the Company’s bylaws and shareholder rights agreement, terminated its 1995 Stock Option Plan, adopted its 2003 Equity Incentive Plan, and entered into new employment agreements with certain executive officers.

     The Company recorded the issuance of its equity securities in exchange for outstanding 5.75% Notes at the fair value of the newly issued equity securities, with the excess of the debt carrying value over the fair value of equity securities recorded as a gain. The forgiveness of $10.3 million in senior debt will reduce future interest expense over the term of the amended Credit Facility, and the $1.1 million of fees paid to the senior lenders was reflected as a reduction in the principal balances outstanding as required under accounting for troubled debt restructuring. The Company engaged an independent valuation firm to assist in the determination of the fair value of the warrants issued in connection with the Senior Debt Restructuring and recorded $1.5 million as additional shareholders’ equity with a corresponding reduction in the outstanding senior debt, with such amount recognized as a component of interest expense over the term of the senior debt. The net gain on financial restructuring was not classified as an extraordinary item in accordance with the recently issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

Provision (Benefit) for Income Taxes

     The Company recorded an income tax benefit of $13.3 million in the fourth quarter of 2003 related to certain federal tax benefits recognized after the completion of a review by the IRS of the Company’s tax returns for the years 1996 through 2002. In 2002, the Company recorded an income tax provision of $0.6 million, comprised of an income tax benefit of $4.6 million related to its operating losses, offset by a charge of $5.2 million related to the adoption of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” This charge provided a valuation allowance against certain deferred tax assets, but had no effect on the Company’s cash flows.

     Year Ended December 29, 2002 Versus Year Ended December 30, 2001

     Total revenues decreased 23.8% to $557.7 million in 2002 from $732.3 million in 2001, due to the weak economic environment, including a continued decline in corporate technology spending. Technology Services revenues decreased 34.0% primarily as the result of the continuing industry-wide slowdown in customer demand for technology staffing services. Technology Services billable consultants on assignment declined from approximately 2,500 at year-end 2001 to approximately 1,970 at year-end 2002. Staffing Services revenues declined 7.8% to $262.4 million in 2002 primarily due to the weak economic climate, which resulted in declines in permanent placement revenues and the retail component of the Company’s temporary staffing business. Permanent placement revenues were 3.2% of Staffing Services revenues in 2002, down from 6.3% in 2001, while the retail component of temporary staffing also declined to 62.0% of Staffing Services revenues in 2002, down from 69.9% in 2001. Offsetting these declines was the increase in the VOP business. VOP revenues totaled 34.8% in 2002 and 23.8% in 2001 of Staffing Services revenues, respectively.

     Direct costs, consisting of payroll and related expenses of consultants and temporary workers, decreased 20.8% to $427.9 million in 2002 on the lower revenues. Gross profit decreased 32.3% to $129.8 million on the lower revenues. Gross profit as a percentage of revenue also decreased to 23.3% in 2002 from 26.2% in 2001. These decreases primarily were the result of the continued softening in the higher margin sectors of the staffing and consulting businesses, the significant decline in permanent placement services and continuing downward bill rate pressure imposed by many of our larger customers.

     Operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization expense, decreased 31.2% to $121.7 million in 2002 from $176.8 million in 2001. The decrease was primarily due to our aggressive cost reduction program, including our workforce reduction and office consolidation initiatives. Approximately 17.5% (26% in 2001) of our permanent workforce was eliminated during the year. Also, variable or incentive compensation declined due to lower revenues and operating margins. As a percentage of revenues, selling, general and administrative expenses decreased to 20.5% in 2002 from 20.9% in 2001. In addition, depreciation and amortization expense decreased to 1.3% of revenues in 2002 from 3.3% in 2001 primarily due to the change in accounting principle eliminating goodwill amortization in 2002. Goodwill amortization expense was $15.4 million in 2001.

Goodwill Impairment

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

     Based upon the results of the initial valuation, which was completed in the second quarter of 2002, the Company recorded a goodwill impairment charge of $284.7 million ($242.5 million net of an income tax benefit of $42.2 million) as a cumulative effect of the change in accounting principle.

   In the fourth quarter of 2002, the Company performed its annual impairment test and recorded an additional impairment charge of $89.9 million for goodwill associated with its Technology Services operations. The Company experienced lower than expected operating profits and cash flows in 2002 for the Technology Services reporting unit. As a result of this trend and the overall industry expectations, the projected operating profits and cash flows for the Technology Services operations were reduced for the next five years resulting in a reduction in the fair value of the Company’s goodwill. The decrease in fair value resulted in the recognition of the $89.9 million impairment loss. No additional impairment was identified for the goodwill associated with the Company’s Staffing Services reporting unit. At December 29, 2002, the Company had goodwill with a carrying value of $103.5 million of which $41.2 million related to Technology Services and $62.3 million related to Staffing Services.

   Prior to the adoption of SFAS 142, the Company followed Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” to test for its goodwill and intangible asset impairment. The Company’s policy included a projection of undiscounted cash flows for each operating company to determine if the goodwill associated with that business component was recoverable. When the Company performed its analysis in the fourth quarter of fiscal 2001, it identified several operations, principally in the Technology Services division, for which negative cash flows were projected in early years and for which projected undiscounted cash flows were not sufficient to recover the carrying amount of related goodwill. As a result, the Company recorded a goodwill impairment charge of $56.8 million in the fourth quarter of 2001. The impairment charges for Technology Services and Staffing Services were $41.0 million and $15.8 million, respectively. These charges related to operations where future cash flows were projected to be negative and, accordingly, the impairment charge represented the entire carrying amount of the related goodwill.

Restructuring and Rationalization Charges

   Beginning in 2001, we implemented a plan to restructure and rationalize certain operations. As a result, we recorded charges totaling $4.7 million and $15.3 million in 2002 and 2001, respectively. These charges were comprised of the following components (in thousands):

	2002	2001
Employee severance	$1,915	$1,678
Lease abandonment and termination costs	2,689	3,869
Property abandonment charges	46	2,568
Loss on sale of business	—	7,683
Other	—	(539)

Total restructuring and rationalization charges	$4,650	$15,259

     Following is a summary of the accrued liability for cash restructuring and rationalization charges for the years ended December 29, 2002 and December 30, 2001 (in thousands):

	Employee	Lease
	Severance	Costs	Other	Total
Initial charges	$1,678	$3,869	$434	$5,981
Cash payments	(1,636)	(760)	(113)	(2,509)

Accrued liability at December 30, 2001	42	3,109	321	3,472
2002 charges	1,915	2,689	—	4,604
Cash payments	(1,398)	(1,140)	(237)	(2,775)

Accrued liability at December 29, 2002	$559	$4,658	$84	$5,301

     Employee severance-related costs included the elimination of both administrative and income-producing employees. Under the workforce reduction plan, approximately 17.5% (26% in 2001) of our permanent workforce, or 194 (395 in 2001) employees, were eliminated during the year. Lease abandonment and termination costs related primarily to office closures, branch consolidations and leased space reductions.

     Property abandonment costs consisted of the write-down of abandoned leasehold improvements and other equipment. These assets were written down to zero as they were abandoned. The loss on the sale of business related to the sale of one of our Technology Services offices in Dallas, which was completed on December 31, 2001.

Interest Expense

     Interest expense decreased 5.3%, to $17.3 million in 2002 from $18.3 million in 2001, due to lower borrowing levels under the Company’s revolving credit facility. The average interest rate on borrowings was 7.3% in 2002, up 10 basis points from 2001.

Gain (Loss) on Financial Restructuring, Net

     The gain on financial restructuring that resulted from the conversion of $109.7 million of our subordinated notes to equity is net of professional fees incurred in connection with the financial restructuring. Fees incurred related to the financial restructuring in 2002 and 2001 totaled $3.6 million and $0.9 million, respectively, and all prior year costs were previously classified in restructuring and rationalization charges. These fees have been reclassified for all periods presented.

Provision (Benefit) for Income Taxes

     In 2002, the Company recorded an income tax provision of $0.6 million, comprised of an income tax benefit of $4.6 million related to its operating losses, offset by a charge of $5.2 million related to the adoption of SFAS 142. This charge provided a valuation allowance against certain deferred tax assets, but had no effect on the Company’s cash flows. The effective tax benefit rate of 12.7% in 2001 was lower than the U.S. federal statutory rate of 35% primarily due to the impact of non-deductible amortization expense, valuation allowances established during the year, and certain nondeductible restructuring and rationalization charges, offset in part by the $1.4 million tax benefit related to the diminution in value in the Company’s investment in CareerShop, which was sold during the second quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Overview

     While revenues in Technology Services and Staffing Services improved in the second half of 2003, the Company has experienced declines in revenues over the last two years as the result of weak economic conditions. We expect improvements in demand for our services in 2004 in light of the improving, but somewhat uncertain economic climate. In light of these expectations, we have continued our focus on aggressive management of expenses, limiting capital expenditures to only the highest priority projects and managing our accounts receivable very closely. As a result of the reduced need for working capital and these priorities, our cash needs were lower in 2003 than in prior years and for 2004 should be only moderately higher.

     Prior to the comprehensive financial restructuring in April 2003, our primary sources of cash were cash from operations and income tax refunds. As a result of the completion of the financial restructuring and the related execution of amendments and maturity date extensions to the Credit Facility, the Company’s sources of cash now also include available borrowings under the Credit Facility. At December 28, 2003, we had $11.2 million of available borrowings under the Credit Facility. Our principal uses of cash are to repay debt, fund working capital and meet our diminished requirements for capital expenditures. Additionally, the Company may use cash to fund a portion or all of any acquisition expenditures, as described below. We believe, subject to the conditions and contingencies described above in “—Forward-Looking Information,” that cash flow from operations, borrowings under our Credit Facility and the proceeds of additional debt or equity offerings will be adequate to meet our ongoing debt repayment objectives, diminished needs for working capital and capital expenditures and any acquisition funding needs that may arise.

     Now that our financial restructuring has been completed, we intend to consider acquisition opportunities again in the ordinary course of our business and believe that attractive acquisition opportunities could arise in the staffing services sector as the economy improves. The Company intends to seek additional capital as necessary to fund potential acquisitions through sources that may include borrowings under the Credit Facility or additional debt or equity offerings. Cash flow from operations, to the extent available, may also be used to fund a portion of any acquisition expenditures.

     In connection with its financial restructuring, the Company used substantially all of its cash on hand, after payment of transaction expenses, to repay $38.0 million outstanding under its Credit Facility and eliminated an additional $120.0 million of its outstanding indebtedness. These actions resulted in substantial reductions in the Company’s interest expense. The Credit Facility, as amended in connection with the financial restructuring, now provides for a $70.7 million revolving line of credit due May 1, 2004, subject to certain maturity date extensions in six-month increments through May 1, 2005 if the Company is in compliance with its covenants. Availability of borrowings under the Credit Facility is subject to a borrowing base calculated as specified percentages of the Company’s eligible accounts receivable (as defined) in the aggregate. The Credit Facility’s covenants include a requirement for monthly maintenance of cumulative EBITDA levels and an interest and subordinated indebtedness coverage ratio (both as defined in the amended agreement). The Credit Facility also contains restrictions on the payment of cash dividends on the Company’s capital stock and places additional limitations on share repurchases, acquisitions and capital expenditures. Interest rates payable under the Credit Facility are set at prime plus 425 basis points through June 2004 with increases during each six-month period through May 1, 2005.

     The Company received notification in November 2003 that its federal income tax returns for the 1996 through 2002 tax years were accepted as filed. As a result, we recorded an income tax benefit of $13.3 million in 2003 related to certain federal tax benefits recognized after the completion of the IRS review. While we have received this favorable notification, the statute of limitations is still open for certain tax years and there can be no assurance that future audits will not be performed. The Company is subject to periodic review by federal, state and local taxing authorities in the ordinary course of business, and is currently engaged in certain audits that may result in assessments for certain deficiencies. In any of these cases or in other audits of our income, payroll or other tax returns, the appropriate authority could challenge certain tax positions that we have taken and propose adjustments that could result in assessments for additional taxes payable, together with penalties and interest. The Company believes that its tax positions comply with applicable tax laws and we would vigorously defend these positions if challenged. In addition, although the Company believes that it has adequately accrued for any foreseeable payments resulting from tax examinations, there can be no assurance that any such additional taxes, penalties or interest payable would not have a material effect on the Company’s liquidity or financial condition.

     Year Ended December 28, 2003 Versus Year Ended December 29, 2002

     The following table summarizes our cash flow activity for 2003 and 2002 (in thousands):

	2003	2002
Net cash provided by operating activities	$24,869	$20,877
Net cash provided by (used in) investing activities	(1,008)	1,994
Net cash used in financing activities	(45,976)	(17,805)

Net increase (decrease) in cash and cash equivalents	$(22,115)	$5,066

     For the year ended December 28, 2003, cash provided by operating activities was $24.9 million compared with $20.9 million in 2002. In both years, cash from operations was primarily the result of the large income tax refunds we received during these years ($24.4 million in 2003 and $19.2 million in 2002). Also in 2002 and 2003, cash was generated from accounts receivable due to reduced business activity levels, offset somewhat in 2003 by an increase in day’s sales outstanding. In the aggregate, day’s sales outstanding increased to 51 days at December 28, 2003 from 48 days at December 29, 2002. Cash used in investing activities was $1.0 million in 2003 compared to cash provided by investing activities of $2.0 million during 2002, due primarily to the cash proceeds received from the sale of a business in the prior year. Cash used for investing activities related primarily to the Company’s capital spending. Capital spending in 2003 was $1.0 million, down from $1.8 million in 2002. Cash used for financing activities was $46.0 million in 2003, up from $17.8 million in 2002, as we used substantially all of our cash on hand to pay down the Credit Facility in connection with our financial restructuring.

     The Company has accrued restructuring and rationalization charges of $4.8 million at December 28, 2003 and expects to pay approximately $1.7 million during 2004 and the balance, primarily lease payments, over the following six years. In addition, we intend to refinance the 5.75% Notes with borrowings under our Credit Facility and as a result, have classified the 5.75% Notes as long-term at December 28, 2003.

     Debt Compliance

     The Company’s ability to continue operating is largely dependent upon its ability to maintain compliance with the financial covenants of the Credit Facility. The financial covenants include a cumulative monthly EBITDA requirement and a monthly interest and subordinated indebtedness coverage ratio (both as defined). The amended Credit Facility defines consolidated EBITDA as consolidated net income before interest expense, income taxes, depreciation and amortization, non-cash impairment charges, restructuring and rationalization charges, professional fees relating to the debt restructuring and non-cash compensation expense for the stock options. For 2003, the Company exceeded the level of earnings required in these covenants. Based on the Company’s fiscal 2004 projections, which reflect slightly improving economic conditions, management believes the Company will be able to maintain compliance with the financial covenants for the next twelve months. The Company also believes that the operating trends in 2003 support the key assumptions in its 2004 operating plan. However, there can be no assurance that the economy or the Company will perform as expected or that further economic declines will not adversely impact the Company’s results of operations or its ability to comply with the financial covenants. In addition, the interest coverage ratio changes from an interest coverage ratio to a stricter interest and subordinated indebtedness coverage ratio on May 31, 2004. While the Company believes financial results in 2004 will be above the actual 2003 results, in the event that economic conditions weaken and/or the Company’s 2004 results fall below actual levels in 2003, the Company may not meet these financial covenants. The Company believes it will be in compliance with its financial covenants at that time as well, however, there can be no assurance that the Company will be able to satisfy this stricter financial covenant. If the Company does violate future covenants, it would seek waivers and amendments from its lenders, but can give no assurance that any such waivers and amendments would be available at all or on acceptable terms. If the Company were unable to obtain a waiver of future covenant violations, the lenders would be entitled to require immediate repayment of all amounts outstanding under the Credit Facility. An acceleration of outstanding amounts under the Credit Facility would also cause a default under, and permit acceleration of, the Company’s remaining outstanding 5.75% Notes. In the event of one or more such defaults, the Company’s ongoing viability would be seriously threatened, and it would be forced to evaluate a number of strategic alternatives, including a further debt restructuring or other reorganization, the closure of certain operating locations or the sale of certain or all of its assets in order to continue to fund its operations. In the current economic environment, management believes that any such sale of assets would be at depressed prices that could be significantly lower than the net book value of assets sold and might not be sufficient to satisfy the Company’s liabilities.

     The Company’s common stock has traded since November 2002 on the Over the Counter Bulletin Board (the “OTC Bulletin Board”). The restructuring agreement for the Company’s recently completed financial restructuring contemplates that the Company will use its best efforts to procure a new stock exchange listing for its common stock and we have recently applied to list our common stock on The NASDAQ National Market. In the meantime the common stock will continue to trade on the OTC Bulletin Board under the symbol “VPTR.OB.”

     As a result of the financial restructuring, the aggregate outstanding principal amount of the 5.75% Notes was reduced to approximately $5.3 million. As of December 28, 2003, the Company believes it was in compliance with the indenture related to the 5.75% Notes. Failure to maintain or effect the listing of the common stock on a national securities exchange or an established automated over-the-counter trading market in the United States would constitute a repurchase event under the 5.75% Notes and entitle each remaining noteholder to demand repayment of its Notes in full. Under the terms of the Credit Facility, the Company is prohibited from repaying any of the 5.75% Notes prior to their scheduled maturity in July 2004. If the Company were unable to obtain a waiver under the Credit Facility to permit repayment of any noteholder who made such a demand following a repurchase event, and were also unable to obtain waivers of such repurchase event from each demanding noteholder, events of default could occur under the 5.75% Notes and the Credit Facility. The noteholders could accelerate the payment of all of the debt obligations evidenced by the remaining outstanding 5.75% Notes, and the Credit Facility lenders could demand repayment of the Credit Facility in full.

CONTRACTUAL AND COMMERCIAL COMMITMENTS

     The following table summarizes our contractual obligations and commercial commitments at December 28, 2003 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short- and long-term debt(1)	$55,709	$370	$55,339	$—	$—
Operating leases	21,740	7,478	9,718	3,019	1,525

Total contractual cash obligations	$77,449	$7,848	$65,057	$3,019	$1,525

		Commitment Expiration per Period
	Total Amount
Other Commercial Commitments	Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Letters of credit(2)	$9,539	$—	$9,539	$—	$—

(1)	Contractual balance of $55,709 at December 28, 2003 excludes $5,264 of deferred gain on debt forgiveness required by GAAP to be deferred and amortized into interest over the term of the Credit Facility.

(2)	Letters of credit primarily secure the Company’s self-insured workers’ compensation programs.

MARKET RISK DISCLOSURES

     Our outstanding debt under the Credit Facility at February 29, 2004 was $50.0 million. Interest on borrowings under that facility was based on the prime rate plus a variable margin. Based on the outstanding balance at February 29, 2004, a change of 1% in the interest rate would cause a change in interest expense of approximately $0.5 million on an annual basis.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company’s analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions. These estimates include the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those related to the recoverability of goodwill, collectibility of accounts receivable and reserves against permanent placement revenues, workers’ compensation costs, restructuring and rationalization reserves and realization of deferred tax assets. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from these estimates.

     The Company believes the following accounting policies are critical to its business operations and the understanding of its results of operations and include the more significant judgments and estimates used in the preparation of its consolidated financial statements.

Recoverability of Goodwill

     Effective at the beginning of 2002, the Company adopted SFAS 142, which established a new method for testing goodwill and other intangible assets for impairment using a fair-value based approach. Under the new standard, goodwill and other intangible assets with indefinite lives are no longer amortized as was previously required, but are tested annually for impairment, unless an event occurs or circumstances change during the year that reduce or may reduce the fair value of the reporting unit below its book value, in which event an impairment charge may be required during the year. The annual test requires estimates and judgments by management to determine valuations for each reporting unit. Although not required, we used independent outside experts to assist in performing such valuations in 2003 and 2002. Although we believe the assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Different assumptions related to future cash flows, operating margins, growth rates and discount rates could result in an impairment charge, which would be recognized as a non-cash charge to operating income and a reduction in asset values on our balance sheet. At year-end 2003 and 2002, total goodwill was $103.5 million. At year-end 2001, total goodwill was $478.2 million.

Collectibility of Accounts Receivable and Reserves Against Permanent Placement Revenues

     We make ongoing estimates relating to the collectibility of our accounts receivable and maintain allowances for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and we monitor current economic trends that might impact the level of credit losses in the future. Since we cannot predict with certainty future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. Additional allowances may be required if the economy or the financial condition of our customers deteriorates.

     In our permanent placement businesses, we recognize revenue when employment candidates accept offers of permanent employment. Allowances are established, based on historical data, to estimate losses due to placed candidates not remaining employed through the Company’s guarantee period, typically 90 days or less. Additional allowances may be required if a greater percentage of candidates do not fulfill the guarantee period than historical rates reflect.

     In the event we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which we made such a determination. As of year-end 2003, 2002 and 2001, the allowance for uncollectible accounts receivable and reserves against permanent placement revenues was $3.5 million, $3.0 million and $2.5 million, respectively.

Workers’ Compensation Costs

     The Company has a combination of insurance and self-insurance programs for workers’ compensation under which the Company currently bears the first $500,000 of risk per single accident. We accrue liabilities under these programs based on the loss and loss adjustment expenses as estimated by an outside administrator to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of our ultimate claims liability. In preparing the estimates, we also consider the nature and severity of the claims, analyses provided by third-party claims administrators, as well as current legal, economic and regulatory factors.

     Management evaluates the accrual, and the underlying assumptions, regularly throughout the year and makes adjustments as needed. The ultimate cost of our workers compensation claims may be greater than or less than the established accrual. While management believes that the recorded amounts are adequate, there can be no assurances that changes to management’s estimates will not occur due to limitations inherent in the estimation process. In the event we determine that a smaller or larger accrual is appropriate, we would record a credit or a charge to direct costs of services in the period in which we made such a determination. The accrual for workers’ compensation was $7.2 million, $5.8 million and $4.0 million at year-end 2003, 2002 and 2001, respectively.

Restructuring and Rationalization Reserves

     The Company records restructuring and rationalization reserves as a result of its workforce reduction program and cost reduction initiatives which resulted in the closing and consolidation of a number of our offices. The reserve primarily relates to lease abandonment and termination costs, offset by expected sublease income on those closed offices where we have found or are searching for tenants. In those situations where we do not currently have a subtenant, we use current market information to estimate the timing and amount of sublease income. If the sublease income is less than estimated, we may be required to record additional reserves. In the event we determine that a smaller or larger accrual is appropriate, we would record a credit or a charge to restructuring and rationalization charges in the period in which we made such a determination. The accrual for restructuring and rationalization charges was $4.8 million, $5.3 million and $3.5 million at year-end 2003, 2002 and 2001, respectively.

Income Tax Assets and Liabilities

     The Company records an income tax valuation allowance when it is no longer more likely than not that certain deferred tax assets, net of operating losses and capital loss carryforwards, will be realized. These deferred tax items represent expenses recognized for financial reporting purposes, which will result in tax deductions over varying future periods. The judgments, assumptions and estimates that may affect the carrying value of the deferred tax assets include estimates of future taxable income, availability of capital gains in future periods, timing or amount of future reversals of existing deferred tax liabilities, and other tax planning strategies that may be available to the Company.

     The Company records an estimated tax liability or tax benefit for income and other taxes based on what it determines will likely be paid in the various tax jurisdictions in which it operates. Management uses its best judgment in the determination of these amounts. However, the liabilities ultimately realized and paid are dependent upon various matters, including resolution of tax audits, and may differ from amounts recorded. An adjustment to the estimated liability would be recorded as a provision or benefit to income tax expense in the period in which it becomes probable that the amount of the actual liability differs from the recorded amount.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. In 2003, the Company has included the required interim disclosures in Forms 10-Q and annual disclosures in Form 10-K.

     Effective January 1, 2003, the Company adopted SFAS 145. SFAS 145 rescinds SFAS No. 4, which required that all gains and losses from extinguishment of debt be reported as an extraordinary item. See Note 2, “Comprehensive Financial Restructuring, Accounting for Financial Restructuring Transactions.”

     Effective July 1, 2003, the Company adopted the FASB’s consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of this issue is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. Adoption of this issue had no material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
Venturi Partners, Inc.:

In our opinion, the accompanying consolidated balance sheets as of December 28, 2003, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Venturi Partners, Inc. and subsidiaries (collectively, the “Company”) at December 28, 2003 and December 29, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As disclosed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for goodwill and indefinite-lived intangible assets as of December 31, 2001.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
February 10, 2004

Venturi Partners, Inc. and Subsidiaries
Consolidated Balance Sheets — December 28, 2003 and December 29, 2002
(in thousands, except per share data)

	December 28,	December 29,
	2003	2002
Assets
Current Assets:
Cash and cash equivalents	$508	$22,623
Accounts receivable, net of allowance for doubtful accounts of $3,487 and $2,956 in 2003 and 2002, respectively	75,702	76,178
Prepaid expenses and other current assets	4,527	3,940
Recoverable income taxes	35	25,476

Total current assets	80,772	128,217
Property and equipment, net	9,271	13,240
Goodwill	103,532	103,532
Other assets	785	2,417

Total assets	$194,360	$247,406

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$370	$38,633
Accounts payable	15,471	9,887
Accrued wages, benefits and other	39,737	62,203

Total current liabilities	55,578	110,723
Long-term debt -
Convertible subordinated notes	5,339	115,000
Revolving credit facility (including $5,264 of deferred gain on debt forgiveness in 2003)	55,264	65,015
Other long-term liabilities	13,498	9,016

Total liabilities	129,679	299,754
Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock, $.01 par value; shares authorized 5,000; no shares issued and outstanding	—	—
Common stock, $.01 par value; shares authorized 95,000; 6,090 and 33,065 shares issued and outstanding in 2003 and 2002, respectively	61	331
Additional paid-in capital	296,281	315,404
Retained earnings (accumulated deficit)	(231,661)	(324,544)
Less common stock held in treasury at cost - no shares at December 28, 2003 and 6,184 shares at December 29, 2002	—	(43,539)

Total shareholders’ equity (deficit)	64,681	(52,348)

Total liabilities and shareholders’ equity (deficit)	$194,360	$247,406

The accompanying notes are an integral part of these balance sheets.

Venturi Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 28, 2003, December 29, 2002 and December 30, 2001
(in thousands, except per share data)

	2003	2002	2001
Revenues	$494,547	$557,748	$732,327
Direct costs of services	387,897	427,947	540,659

Gross profit	106,650	129,801	191,668
Operating expenses:
Selling, general and administrative	96,287	114,590	152,928
Depreciation and amortization	5,180	7,124	23,913
Goodwill impairment	—	89,935	56,779
Restructuring and rationalization charges	2,503	4,650	15,259
Stock option compensation	570	—	—

Operating income (loss)	2,110	(86,498)	(57,211)
Interest expense	5,522	17,301	18,278
Gain (loss) on financial restructuring, net	83,027	(3,628)	(875)

Income (loss) before income taxes and cumulative effect of change in accounting principle	79,615	(107,427)	(76,364)
Provision (benefit) for income taxes	(13,268)	603	(9,686)

Income (loss) before cumulative effect of change in accounting principle	92,883	(108,030)	(66,678)
Cumulative effect of change in accounting principle, net of taxes	—	(242,497)	—

Net income (loss)	$92,883	$(350,527)	$(66,678)

Basic and diluted earnings per common share:
Income (loss) before cumulative effect of change in accounting principle	$20.00	$(100.95)	$(62.90)
Cumulative effect of change in accounting principle	—	(226.58)	—

Net income (loss)	$20.00	$(327.53)	$(62.90)

Weighted average basic and diluted shares outstanding	4,644	1,070	1,060

The accompanying notes are an integral part of these statements.

Venturi Partners, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Deficit)
For the Years Ended December 28, 2003, December 29, 2002 and December 30, 2001
(in thousands)

						Retained	Common
					Additional	Earnings	Stock
	Preferred Stock		Common Stock		Paid-In	(Accumulated	Held in
	Shares	Amount	Shares	Amount	Capital	Deficit)	Treasury	Total
Balance, December 31, 2000	—	$—	33,065	$331	$319,910	$92,661	($48,603)	$364,299
Stock issued for employee stock purchase plan	—	—	—	—	(3,216)	—	3,688	472
Net loss	—	—	—	—	—	(66,678)	—	(66,678)

Balance, December 30, 2001	—	—	33,065	331	316,694	25,983	(44,915)	298,093
Stock issued for employee stock purchase plan	—	—	—	—	(1,290)	—	1,376	86
Net loss	—	—	—	—	—	(350,527)	—	(350,527)

Balance, December 29, 2002	—	—	33,065	331	315,404	(324,544)	(43,539)	(52,348)
Non-cash exchange of stock to 5.75% noteholders	1,044	10	20,940	209	21,823	—	—	22,042
Issuance of common stock purchase warrants	—	—	—	—	1,538	—	—	1,538
Cancellation of treasury shares	—	—	(6,184)	(62)	(43,477)		43,539	—
1-for-25 reverse stock split	—	—	(45,909)	(459)	459	—	—	—
Cash payment for fractional shares in reverse stock split	—	—	—	—	(4)	—	—	(4)
Stock option compensation	—	—	—	—	570	—	—	570
Conversion of preferred shares to common shares	(1,044)	(10)	4,178	42	(32)	—	—	—
Net income	—	—	—	—	—	92,883	—	92,883

Balance, December 28, 2003	—	$—	6,090	$61	$296,281	$(231,661)	$—	$64,681

The accompanying notes are an integral part of these statements.

Venturi Partners, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 28, 2003, December 29, 2002 and December 30, 2001
(in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$92,883	$(350,527)	$(66,678)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,180	7,124	23,913
Amortization of deferred gain on financial restructuring, net	(2,798)	—	—
Stock option compensation	570	—	—
(Gain) loss on financial restructuring, net	(83,027)	3,628	875
Cumulative effect of change in accounting principle, net of deferred tax benefit of $42,198	—	242,497	—
Loss on abandonment and disposals	—	—	10,743
Goodwill impairment charge	—	89,935	56,779
Deferred income taxes on loss before cumulative effect of change in accounting principle, net	2,300	900	(2,479)
Changes in assets and liabilities:
Accounts receivable	476	10,910	39,124
Recoverable income taxes	25,441	19,217	—
Accounts payable and accrued liabilities	(16,638)	(4,888)	(9,565)
Other, net	482	2,081	2,878

Net cash provided by operating activities	24,869	20,877	55,590
Cash flows from investing activities:
Proceeds from sale of business	—	3,825	372
Acquisition-related payments	—	—	(10,120)
Purchase of property and equipment, net	(1,008)	(1,831)	(2,999)

Net cash provided by (used in) investing activities	(1,008)	1,994	(12,747)
Cash flows from financing activities:
Repayments under credit facility	(50,700)	(44,000)	(53,000)
Borrowings under credit facility	8,000	28,000	22,000
Credit facility amendment fees	(1,680)	(1,657)	(1,227)
Repayments of other debt, net	(278)	(234)	236
Restructuring payment to bondholders	(1,314)	—	—
Payment for fractional shares in reverse stock split	(4)	—	—
Proceeds from employee stock purchase plan	—	86	472

Net cash used in financing activities	(45,976)	(17,805)	(31,519)

Net increase (decrease) in cash and cash equivalents	(22,115)	5,066	11,324
Cash and cash equivalents at beginning of year	22,623	17,557	6,233

Cash and cash equivalents at end of year	$508	$22,623	$17,557

Supplemental cash flow information:
Cash payments during the year for —
Interest	$10,484	$15,194	$15,942
Income taxes	$66	$24	$518

The accompanying notes are an integral part of these statements.

Venturi Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

1. Name Change and Reverse Stock Split; Conversion of Preferred Shares

     On August 5, 2003, Venturi Partners, Inc. and its subsidiaries (collectively, the “Company”) amended and restated its charter as contemplated in its recently completed financial restructuring. See Note 2, “Comprehensive Financial Restructuring.” Among other provisions, the charter amendment changed the Company’s corporate name and effected a 1-for-25 reverse split of the Company’s common stock. The par value of the common stock remained at $0.01 per share. Shareholders’ equity has been restated by reclassifying the reduction in par value arising from the reverse stock split from common stock to additional paid-in capital. All references in the accompanying consolidated financial statements to the number of common shares, except for authorized shares (which did not change as a result of the reverse stock split), and per share amounts have been restated to reflect the reverse stock split.

     On September 26, 2003, all outstanding shares of the Company’s Series B Convertible Participating Preferred Stock issued in the financial restructuring (the “Series B preferred stock”) were converted into shares of common stock in accordance with their terms. All references in these Notes to shares of the Company’s common stock have been restated to reflect common shares after this conversion.

2. Comprehensive Financial Restructuring

     On April 14, 2003, the Company completed a comprehensive financial restructuring with its senior lenders and the holders of $109,661 outstanding principal amount of its 5.75% Convertible Subordinated Notes due 2004 (the “5.75% Notes”) in which it issued shares of the Company’s common stock and Series B preferred stock to the participating noteholders in exchange for their 5.75% Notes (the “Exchange Transaction”). In the Exchange Transaction, the participating noteholders in the aggregate received $3,153 in cash and 5,015,349 shares of common stock (after conversion of the Series B preferred stock issued in the Exchange Transaction), which represented approximately 82% of the Company’s outstanding capital stock immediately after the Exchange Transaction. The Company’s existing shareholders retained ownership of their outstanding 1,075,248 shares of common stock, which represented approximately 18% of the outstanding capital stock.

     To facilitate the closing of the Exchange Transaction and also to provide for the terms on which the existing senior lenders would continue to finance the Company’s working capital needs, the Company and its existing senior lenders also executed definitive loan agreements that provided for certain amendments and maturity date extensions to the Company’s senior revolving credit facility (the “Credit Facility”) and eliminated the Equity Appreciation Right (the “EAR”) then held by the senior lenders (the “Senior Debt Restructuring”). The Senior Debt Restructuring provided for the forgiveness of indebtedness in the amount of $10,300. As a result of the Exchange Transaction and the Senior Debt Restructuring, the Company used substantially all of its cash on hand, after payment of transaction expenses, to repay $37,985 of its outstanding credit facility and eliminated an additional $119,961 of its outstanding indebtedness, which has resulted in substantial reductions in the Company’s interest expense. No provision for income taxes was recorded in 2003 since the gain from financial restructuring will not be subject to income tax.

     The Credit Facility provides for a $70,700 revolving line of credit due May 1, 2004 and is subject to certain maturity date extensions, assuming the Company is in compliance with its covenants, in six-month increments through May 1, 2005. Availability of borrowings under the Credit Facility is subject to a borrowing base calculated as specified percentages of the Company’s eligible accounts receivable (as defined) in the aggregate. The Credit Facility’s financial covenants include monthly maintenance of cumulative EBITDA levels and an interest and subordinated indebtedness coverage ratio (both as defined in the amended agreement). The Credit Facility also contains restrictions on the payment of cash dividends on the Company’s capital stock and places additional limitations on share repurchases, acquisitions and capital expenditures. Finally, to replace the EAR previously included as part of the Credit Facility, the Company issued common stock purchase warrants to the lenders under the Credit Facility entitling them to purchase a total of 768,997 shares of common stock, or 10% of the outstanding common stock on a fully diluted basis as of the closing date of the financial restructuring. The Company engaged an independent valuation firm to assist in the determination of the fair value of these warrants and recorded $1,538 as additional shareholders’ equity with a corresponding reduction in the outstanding senior debt. These warrants are exercisable in whole or part over a 10-year period and the exercise price is $7.8025 per share, which was based on an assumed equity valuation for the Company of $60,000. The exercise price for these warrants exceeded the estimated fair value of the underlying equity at the issuance date. Interest rates payable under the Credit Facility are set at prime plus 425 basis points through June 2004 with increases during each six-month period through May 1, 2005.

     The Company entered into an agreement with each of the former noteholders participating in the Exchange Transaction and each of its senior lenders to provide them with registration rights with respect to the shares of common stock issued in the financial restructuring and the shares of common stock issuable upon exercise of the warrants, as applicable.

     The Company also amended and restated the shareholder rights agreement that governs the terms of preferred share purchase rights that currently accompany the common stock. These amendments included, among other things, the creation of exemptions preventing the following from triggering separation of the rights from the common stock: (i) beneficial ownership of capital stock by persons and entities that beneficially owned 15% or more of the Company’s capital stock as of the date of the financial restructuring or the date that the Series B preferred stock first became convertible into shares of the Company’s common stock, and their affiliates; (ii) beneficial ownership by any Significant Holder of capital stock of the Company acquired in accordance with the amended and restated certificate of incorporation and with the new tag-along rights that were also added to the rights agreement as part of the amendment and restatement; and (iii) beneficial ownership by any third party of capital stock of the Company acquired in a transfer from a Significant Holder that complied with the amended and restated certificate of incorporation and the tag-along rights. Under the tag-along rights, any holder (including certain holders of more than 2% acting together as a group) of 5% or more of the voting stock of the Company will be entitled to participate pro rata, for the same amount and form of consideration and otherwise on substantially the same terms and conditions, in any transfer by any Significant Holders of capital stock of the Company of 20% or more of the voting stock of the Company.

     The Company also terminated its 1995 Stock Option Plan and adopted the 2003 Equity Incentive Plan in connection with the financial restructuring. See Note 13, “Capital Stock and Stock Options.”

Accounting for Financial Restructuring Transactions

     The Company recorded the issuance of its equity securities in exchange for outstanding 5.75% Notes at the fair value of the newly issued equity securities, with the excess of the debt carrying value over the fair value of equity securities recorded as a gain. The forgiveness of $10,300 in senior debt will reduce future interest expense over the term of the amended Credit Facility, and the $1,110 of fees paid to the senior lenders was reflected as a reduction in the principal balances outstanding as required under accounting for troubled debt restructuring. The Company engaged an independent valuation firm to assist in the determination of fair value of the warrants issued in connection with the Senior Debt Restructuring and recorded $1,538 as additional shareholders’ equity with a corresponding reduction in the outstanding senior debt, with such amount recognized as a component of interest expense over the term of the senior debt. The net gain on financial restructuring was not classified as an extraordinary item in accordance with the recently issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

Debt Compliance

     The Company’s ability to continue operating is largely dependent upon its ability to maintain compliance with the financial covenants of the Credit Facility. The financial covenants include a cumulative monthly EBITDA requirement and a monthly interest and subordinated indebtedness coverage ratio (both as defined). The amended Credit Facility defines consolidated EBITDA as consolidated net income before interest expense, income taxes, depreciation and amortization, non-cash impairment charges, restructuring and rationalization charges, professional fees relating to the debt restructuring and non-cash compensation expense for the stock options. For 2003, the Company exceeded the level of earnings required in these covenants. Based on the Company’s fiscal 2004 projections, which reflect slightly improving economic conditions, management believes the Company will be able to maintain compliance with the financial covenants for the next twelve months. The Company also believes that the operating trends in 2003 support the key assumptions in its 2004 operating plan. However, there can be no assurance that the economy or the Company will perform as expected or that further economic declines will not adversely impact the Company’s results of operations or its ability to comply with the financial covenants. In addition, the interest coverage ratio changes from an interest coverage ratio to a stricter interest and subordinated indebtedness coverage ratio on May 31, 2004. While the Company believes financial results in 2004 will be above the actual 2003 results, in the event that economic conditions weaken and/or the Company’s 2004 results fall below actual levels in 2003, the Company may not meet these financial covenants. The Company believes it will be in compliance with its financial covenants, however, there can be no assurance that the Company will be able to satisfy this stricter financial covenant. If the Company does violate future covenants, it would seek waivers and amendments from its lenders, but can give no assurance that any such waivers and amendments would be available at all or on acceptable terms. If the Company were unable to obtain a waiver of future covenant violations, the lenders would be entitled to require immediate repayment of all amounts outstanding under the Credit Facility. An acceleration of outstanding amounts under the Credit Facility would also cause a default under, and permit acceleration of, the Company’s remaining outstanding 5.75% Notes. In the event of one or more such defaults, the Company’s ongoing viability would be seriously threatened, and it would be forced to evaluate a number of strategic alternatives, including a further debt restructuring or other reorganization, the closure of certain operating locations or the sale of certain or all of its assets in order to continue to fund its operations. In the current economic environment, management believes that any such sale of assets would be at depressed prices that could be significantly lower than the net book value of assets sold and might not be sufficient to satisfy the Company’s liabilities.

3. Basis of Presentation and Summary of Significant Accounting Policies:

Basis of Presentation

     The consolidated financial statements include the accounts of Venturi Partners, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated. Certain amounts in prior periods have been reclassified to conform to the 2003 presentation, including reclassifying professional fees paid in connection with the Company’s recently completed financial restructuring from restructuring and rationalization charges to gain (loss) on financial restructuring, net. See Note 2, “Comprehensive Financial Restructuring.”

     The Company’s fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001 are referred to in these financial statements as years 2003, 2002 and 2001, respectively.

     The Company is organized into two divisions: the Technology Services division (“Technology Services”), which provides information technology staffing and consulting services in a range of computer-related disciplines and technology tools for human capital management, and the Staffing Services division (“Staffing Services”), which provides a variety of temporary office, clerical, accounting and finance, light technical and light industrial staffing services. All of the Technology Services and Staffing Services branch offices are located in the United States and Canada, and none are franchised or licensed.

Summary of Significant Accounting Policies

Revenue Recognition

     The Company recognizes revenue at the time its services are performed. Substantially all revenues of the Company are derived from or generated in connection with the sale of staffing and consulting services. Permanent placement revenues are recognized when employment candidates accept offers of permanent employment. Allowances are established, based upon historical data, to estimate losses due to placed candidates not remaining employed through the Company’s guarantee period, typically 90 days or less.

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less.

Property and Equipment

     Property and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives, generally three to seven years. Computer software costs consist of costs to purchase and develop software. The Company capitalizes internally developed software costs in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” whereby the costs are capitalized only after it is probable that the project will be completed and the software will be used for the function intended. The majority of capitalized software costs are depreciated on a straight-line basis over a period of six years. Leasehold improvements are stated at cost and amortized over the shorter of the lease term or the useful life of the improvements.

Goodwill and Other Intangible Assets

     The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), at the beginning of 2002. Goodwill, which was previously amortized on a straight-line basis over the periods benefited, is no longer being amortized to earnings, but instead is subject to testing for impairment at least annually based on the fair value of these assets compared to their carrying value. Intangible assets determined to have finite lives are amortized over their remaining useful lives.

     The Company’s businesses have been acquired from unrelated third parties for cash and other consideration and have been accounted for using the purchase method of accounting. The assets and liabilities of the entities acquired were recorded at their estimated fair values at the dates of the acquisitions. Goodwill has been recorded at historical cost. Other intangible assets consist mainly of covenants not to compete.

     Certain of the Company’s acquisitions provided for additional purchase price consideration upon attainment of certain specified targets for various periods after closing of the acquisition. The Company paid $10,120 in contingent consideration in 2001 and completed its obligation to make additional earn-out payments on the acquired businesses. All consideration was recorded as additional purchase price when earned and increased the amount of goodwill.

Income Taxes

     Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statement of Operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

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

     In March 2000, the FASB issued Financial Accounting Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions involving Stock Compensation,” an interpretation of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FIN 44 requires that stock options issued within six months of the cancellation date of prior options be accounted for as variable stock options. The majority of the options granted under the 2003 Equity Incentive Plan prior to December 28, 2003 were granted within six months from the date that options granted to the same recipients under the 1995 Stock Option Plan were cancelled, and therefore, these new stock options are subject to variable accounting until they are exercised, forfeited or expire unexercised.

     The following disclosures are presented to reflect the Company’s pro forma net income (loss) for 2003, 2002 and 2001 as if the Company had applied the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. In preparing these disclosures, the Company has determined the value of all stock options granted under the 1995 Stock Option Plan, which was terminated, and the Company’s newly adopted 2003 Equity Plan using the Black-Scholes model and based on the following weighted average assumptions used for grants:

	2003	2002	2001
Risk-free interest rate	3.1%	4.2%	5.7%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	5 years	4.7 years	5.6 years
Expected volatility	84.4%	80.3%	68.1%

     The fair value of the stock options granted under the 2003 Equity Plan in 2003 was approximately $2,531 in the aggregate. No options were granted under the 1995 Stock Option Plan in 2003 as that plan was terminated in connection with the financial restructuring. The fair value of the stock options granted under the 1995 Stock Option Plan and the Company’s Stock Purchase Plan (which was cancelled effective December 31, 2002) issuances in 2002 and 2001 were approximately $35 and $459, respectively. Had compensation expense been determined consistent with the fair value method, utilizing the assumptions set forth above and amortized over the vesting period, the Company’s net income (loss) would have been reduced to the following pro forma amounts:

	2003	2002	2001
Net income (loss), as reported	$92,883	$(350,527)	$(66,678)
Add: Stock option compensation included in reported net income	570	—	—
Deduct: Stock option compensation determined under fair value based method for all awards	(830)	(2,597)	(3,939)
Tax effect, net	103	1,039	1,576

Pro forma net income (loss)	$92,726	$(352,085)	$(69,041)

Basic and diluted earnings per share, as reported:	$20.00	$(327.53)	$(62.90)
Pro forma basic and diluted earnings per share:	$19.97	$(328.98)	$(65.12)

Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates include the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from management’s estimates. Estimates are used for, but not limited to, recoverability of goodwill, collectibility of accounts receivable and reserves against permanent placement revenues, workers’ compensation costs, restructuring and rationalization reserves, taxes and contingencies.

4. Recent Accounting Pronouncements:

     In December 2002, the FASB issued SFAS 148 that amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. In 2003, the Company has included the required interim disclosures in Forms 10-Q and annual disclosures in Form 10-K.

     Effective January 1, 2003, the Company adopted SFAS 145 that rescinds SFAS No. 4, which required that all gains and losses from extinguishment of debt be reported as an extraordinary item. See Note 2, “Comprehensive Financial Restructuring, Accounting for Financial Restructuring Transactions.”

     Effective July 1, 2003, the Company adopted the FASB’s consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. Adoption of this consensus had no material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity.

5. Accounts Receivable:

     Accounts receivable consisted of the following at December 28, 2003 and December 29, 2002:

	2003	2002
Trade accounts receivable	$79,189	$79,134
Less – Allowance for doubtful accounts	(3,487)	(2,956)

	$75,702	$76,178

     The following table sets forth further information on the Company’s allowance for doubtful accounts:

	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Year Ended	of Year	Expenses	Deductions	of Year
December 28, 2003	$2,956	$2,170	$(1,639)	$3,487
December 29, 2002	2,451	3,084	(2,579)	2,956
December 30, 2001	3,799	7,077	(8,425)	2,451

6. Property and Equipment, Net:

     Property and equipment, net, consisted of the following at December 28, 2003 and December 29, 2002:

	2003	2002
Software and computer equipment	$28,608	$30,892
Furniture and other equipment	4,937	5,553
Leasehold improvements	1,467	2,017

	35,012	38,462
Less - Accumulated depreciation	(25,741)	(25,222)

	$9,271	$13,240

     Depreciation expense was $4,978, $6,652 and $7,635 for 2003, 2002 and 2001, respectively.

7. Long-term Debt:

     Long-term debt at December 28, 2003 and December 29, 2002 was as follows:

	2003	2002
5.75% Notes due July 2004	$5,339	$115,000
Revolving credit facility	50,000	103,000
Deferred gain on financial restructuring, net	5,264	—
Other	370	648

	60,973	218,648
Less current portion	370	38,633

	$60,603	$180,015

     The 5.75% Notes not exchanged in the financial restructuring are due July 2004. Interest on the 5.75% Notes is payable semi-annually. The 5.75% Notes are convertible into common stock of the Company at any time before maturity at an initial conversion price of $445.31 per share. Beginning in July 2000, the Company was permitted to redeem the 5.75% Notes initially at 103.29% and at decreasing prices thereafter to 100% at maturity, in each case together with accrued interest. The 5.75% Notes are subordinated to all present and future senior indebtedness of the Company (as defined), including indebtedness under the Credit Facility.

     As a result of the completion of the Company’s financial restructuring and the execution of amendments and maturity date extensions, the Credit Facility provides for a $70,700 revolving line of credit due May 1, 2004 and is subject to certain maturity date extensions through May 1, 2005. The Company believes it will satisfy the requirements for extension beyond December 2004; therefore, the outstanding balance under the Credit Facility, which was $50,000 at December 28, 2003, was classified as long-term in the consolidated balance sheet. In addition, the Company intends to refinance the 5.75% Notes with borrowings under its Credit Facility and, therefore, has classified the 5.75% Notes as long-term at December 28, 2003. See Note 2, “Comprehensive Financial Restructuring.”

     The deferred gain on financial restructuring, net is comprised of the $10,300 senior debt forgiven, offset by certain fees paid and common stock purchase warrants issued to the senior lenders. The Company accounted for this transaction in accordance with Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” which requires the deferred gain on financial restructuring, net, to be amortized, reducing future interest expense, over the term of the amended Credit Facility. For the year 2003, interest expense was $5,522, which was net of amortization of deferred gain on financial restructuring of $2,798. Interest rates payable under the Credit Facility are currently set at prime plus 425 basis points through June 30, 2004.

     Four former noteholders, now significant shareholders, also are senior lenders under the Credit Facility, and held 80% of the facility commitments as of February 29, 2004.

     During 2003, the maximum aggregate outstanding borrowing under the revolving credit facility was $103,000 and the average outstanding balance during the year was $66,775. In addition, approximately $9,539 of the revolving credit facility was used at December 28, 2003 for the issuance of undrawn letters of credit primarily to secure the Company’s workers’ compensation program. The daily weighted average interest rate under the revolving credit facility was 7.8% during 2003. The weighted average interest rate for the Company’s borrowings under the facility was 7.75% at December 28, 2003. As of February 29, 2004, the interest rate under the facility was 8.25%.

     Scheduled maturities of long-term debt at December 28, 2003 were as follows:

2004	$370
2005	55,339

$55,709

8. Goodwill Impairment:

     Effective at the beginning of 2002, the Company adopted SFAS 142. The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require that goodwill and indefinite-lived intangibles assets be tested at least annually for impairment. In the second quarter of 2002, the Company completed its initial valuation as of the adoption date, December 31, 2001, and in the fourth quarter of 2002 completed its annual test for impairment. In order to assess the fair value of its goodwill, the Company engaged an independent valuation firm to assist in determining the fair value. The fair value of each of the Company’s two reporting units was calculated as of December 31, 2001, December 29, 2002 and December 28, 2003, on an enterprise value basis using the market multiple approach and discounted cash flow approach. Under the market multiple approach, market ratios and performance fundamentals relating to similar public companies’ stock prices or enterprise values were applied to the reporting units to determine their enterprise value. Under the discounted cash flow approach, the indicated enterprise value was determined using the present value of the projected future cash flows to be generated considering appropriate discount rates. The discount rates used in the calculation reflected all associated risks of realizing the projected future cash flows. Certain of the valuation assumptions were based on management’s expectations for future performance of the Technology Services and Staffing Services reporting units. These assumptions include expected time frame of technology spending and broader economic recoveries as well as future growth rates in the Technology Services and Staffing Services businesses. A relatively high discount rate of 16-17% was utilized in the discounted cash flow valuation approach due principally to the inherent uncertainties associated with these assumptions.

     Based upon the results of the initial valuation, which was completed in the second quarter of 2002, the Company recorded a goodwill impairment charge of $284,695 ($242,497 net of an income tax benefit of $42,198) as a cumulative effect of the change in accounting principle.

     In the fourth quarter of 2002, the Company performed its annual impairment test and recorded an impairment charge of $89,935 as of December 29, 2002 for goodwill associated with its Technology Services operations. The Company experienced lower than expected operating profits and cash flows in 2002 for the Technology Services reporting unit. As a result of this trend and the overall industry expectations, the projected operating profits and cash flows for Technology Services operations were reduced for the next five years resulting in a reduction in the fair value of the Company’s goodwill. The decrease in fair value resulted in the recognition of the $89,935 impairment loss. The Company performed its annual impairment analysis in the fourth quarter of 2003 and determined there was no additional impairment at that time.

     A reconciliation of goodwill for the years ended December 28, 2003 and December 29, 2002 is as follows:

	Technology	Staffing
	Services	Services	Total
Balance, December 30, 2001	$376,538	$101,624	$478,162
Impairment loss resulting from SFAS 142 adoption	(245,373)	(39,322)	(284,695)
Impairment loss resulting from SFAS 142 annual test	(89,935)	—	(89,935)

Balance, December 29, 2002	41,230	62,302	103,532
2003 activity	—	—	—

Balance, December 28, 2003	$41,230	$62,302	$103,532

     The following table sets forth a reconciliation of net income (loss) and earnings per share information for 2003, 2002 and 2001 as adjusted for the non-amortization provisions of SFAS 142:

	2003	2002	2001
Net income (loss) before cumulative effect of accounting change, as reported	$92,883	$(108,030)	$(66,678)
Add: Goodwill amortization, net of tax	—	—	11,297

Adjusted net income (loss) before cumulative effect of accounting change	92,883	(108,030)	(55,381)
Cumulative effect of accounting change, net of tax	—	(242,497)	—

Adjusted net income (loss)	$92,883	$(350,527)	$(55,381)

Basic and diluted earnings per share:
Net income (loss) before cumulative effect of accounting change, as reported	$20.00	$(100.95)	$(62.90)
Add: Goodwill amortization, net of tax	—	—	10.65

Adjusted net income (loss) before cumulative effect of accounting change	20.00	(100.95)	(52.25)
Cumulative effect of accounting change, net of tax	—	(226.58)	—

Adjusted net income (loss)	$20.00	$(327.53)	$(52.25)

     The Company’s intangible assets subject to amortization were fully amortized and written off in 2003. At December 29, 2002, the Company had intangible assets subject to amortization of $202, net, which are included in other assets on the Consolidated Balance Sheets. Non-compete agreements were amortized over a period of five years and trade names were amortized over a period of 10 years. Amortization expense for 2003, 2002 and 2001 was $202, $472 and $16,278, respectively.

     Prior to the adoption of SFAS 142, the Company followed Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” to test for its goodwill and intangible asset impairment. The Company’s policy included a projection of undiscounted cash flows for each operating company to determine if the goodwill associated with that business component was recoverable. When the Company performed its analysis in the fourth quarter of 2001, it identified several operations, principally in the Technology Services division, for which negative cash flows were projected in early years and for which projected undiscounted cash flows were not sufficient to recover the carrying amount of related goodwill. As a result, the Company recorded a goodwill impairment charge of $56,779 in the fourth quarter of 2001. The impairment charges for Technology Services and Staffing Services were $41,027 and $15,752, respectively. These charges related to operations where future cash flows were projected to be negative and, accordingly, the impairment charge represented the entire carrying amount of the related goodwill.

9. Restructuring and Rationalization Charges:

     Beginning in 2001, the Company implemented a plan to restructure and rationalize certain operations. As a result, the Company recorded charges totaling $2,503, $4,650 and $15,259 in 2003, 2002 and 2001, respectively, comprised of the following components:

	2003	2002	2001
Employee severance	$426	$1,915	$1,678
Lease abandonment and termination costs	1,880	2,689	3,869
Property abandonment charges	130	46	2,568
Loss on sale of business	—	—	7,683
Other	67	—	(539)

Total restructuring and rationalization charges	$2,503	$4,650	$15,259

     Following is a summary of the accrued liability for cash restructuring and rationalization charges for 2003, 2002 and 2001:

	Employee	Lease
	Severance	Costs	Other	Total
Initial charges	$1,678	$3,869	$434	$5,981
Cash payments	(1,636)	(760)	(113)	(2,509)

Accrued liability at December 30, 2001	42	3,109	321	3,472
2002 charges	1,915	2,689	—	4,604
Cash payments	(1,398)	(1,140)	(237)	(2,775)

Accrued liability at December 29, 2002	559	4,658	84	5,301
2003 charges	426	1,880	67	2,373
Cash payments	(959)	(1,805)	(151)	(2,915)

Accrued liability at December 28, 2003	$26	$4,733	$—	$4,759

     Employee severance-related costs included the elimination of both administrative and income-producing employees. Under the workforce reduction plan, approximately 11.6%, 17.5% and 26% of the Company’s permanent workforce (or 106, 194 and 395 employees) were eliminated during 2003, 2002 and 2001, respectively. Lease abandonment and termination costs related primarily to office closures, branch consolidations and leased space reductions. Property abandonment costs consisted of the write-down of abandoned leasehold improvements and other equipment. These assets were written down to zero as they have been abandoned. The loss on the sale of business relates to the sale of one of the Company’s Technology Services offices in Dallas in December 2001. On the date of the sale, the net book value of this operation was $11,508 and consideration of $3,825 was received, resulting in the write-down of $7,683 of goodwill for the year ended December 30, 2001. This business was included in the Technology Services segment and contributed $11,499 in revenues and $310 in net income in 2001.

     Of the remaining accrued liability at December 28, 2003, the Company expects to pay approximately $1,734 during 2004 and the balance, primarily lease payments, over the following six years.

10. Accrued Liabilities:

     Accrued liabilities consisted of the following at December 28, 2003 and December 29, 2002:

	2003	2002
Accrued wages, benefits and other personnel costs	$24,501	$25,364
Accrued interest	689	4,251
Accrued workers’ compensation benefits	4,794	3,856
Accrued restructuring and rationalization charges	1,734	3,115
Income taxes	24	17,755
Other	7,995	7,862

	$39,737	$62,203

     See Note 14, “Income Taxes,” for further discussion of the Company’s income tax liabilities.

11. Other Long-term Liabilities:

     Other long-term liabilities consisted of the following at December 28, 2003 and December 29, 2002:

	2003	2002
Deferred tax liabilities	$2,642	$342
Employee benefit obligations	3,435	3,514
Workers’ compensation reserves	2,397	1,928
Accrued restructuring and rationalization charges	3,024	3,232
Income taxes	2,000	—

	$13,498	$9,016

12. Employee Benefit Plans:

     The Company has 401(k) profit sharing and nonqualified profit sharing plans, which cover substantially all of its employees. Company contributions or allocations are made on a discretionary basis for these plans (except for matching contributions made to certain 401(k) profit sharing plans as required by the terms of such plans). The Company suspended matching contributions to its 401(k) plans and profit sharing allocations to its non-qualified profit sharing plan in May 2003. Contributions charged to operating expenses were $224, $1,507 and $2,288 in 2003, 2002 and 2001, respectively.

     The Company does not provide post-retirement health care or life insurance benefits to retired employees or post-employment benefits to terminated employees.

     During 1999, the Company established a Supplemental Employee Retirement Plan (the “SERP”) for its then Chief Executive Officer. In connection with such officer’s retirement in February 2000, the annual benefit payable under the SERP was fixed at $150. As of December 28, 2003, the Company had accrued approximately $1,419 for the SERP.

13. Capital Stock and Stock Options:

     The Company’s Board of Directors adopted the 2003 Equity Incentive Plan (the “2003 Equity Plan”) simultaneously with the completion of the Company’s financial restructuring. See Note 2, “Comprehensive Financial Restructuring.” The 2003 Equity Plan authorizes grants of stock options, stock appreciation rights (or “SARs”), restricted stock, deferred stock awards and performance awards (and dividend equivalent rights relating to options, SARs, deferred stock and performance awards), in the case of stock or option awards, for up to 794,835 shares, or 10.3%, of the Company’s fully diluted common stock. Awards under the 2003 Equity Plan are to be made to key employees, directors and consultants as selected by the Board of Directors or the Compensation Committee, but only if and to the extent that award recipients have cancelled all remaining stock options that they may have held under the 1995 Stock Option Plan. The duration of any option or SAR granted under the 2003 Equity Incentive Plan will not exceed 10 years. Following a termination of employment, vested options and/or SARs must be exercised within three months (12 months in the case of death or disability), except that options and SARs terminate immediately upon a termination for cause as defined in the relevant participant’s employment agreement, or as determined in the discretion of the Board of Directors or the Compensation Committee if no employment agreement exists. Any non-vested options, SARs or other awards issued under the 2003 Equity Plan will be forfeited upon any termination. The Board of Directors and Compensation Committee retain the discretion to extend the post-employment exercise period of an option or SAR and to accelerate vesting of awards under the 2003 Equity Plan.

     In addition, nonemployee directors (including the directors who administer the 2003 Equity Plan) are eligible to receive nondiscretionary grants of nonqualified stock options (“NQSOs”) under the 2003 Equity Plan. The NQSOs granted to nonemployee directors will be fully vested and exercisable upon grant, and the term of each such option will be 10 years. NQSOs could also be granted to an employee or consultant for any term specified by the Compensation Committee of the Board and provide for the right to purchase common stock at a specified price which, except with respect to NQSOs intended to qualify as performance-based compensation, could be less than fair market value on the date of grant (but not less than par value), and may become exercisable (at the discretion of the Compensation Committee) in one or more installments after the grant date.

     As a condition to the completion of the financial restructuring, among others, the Board of Directors approved the granting of stock options for 503,400 shares, representing 6.5% of the Company’s fully diluted common stock, to certain of the Company’s executive officers. Of these initial grants, 348,000 options have an exercise price of $7.8025 per share, and the other 155,400 options have an exercise price of $11.7025 per share. The initial stock option grants to these officers vest monthly at an annual rate of 25%, and each will have 12 months following the termination of his employment (other than for cause) to exercise vested stock options held as of the termination date. In addition, the Company granted 1,000 stock options each to three directors at an exercise price of $7.8025. These options are fully vested and exercisable upon grant, and the term of each such option is 10 years. The $7.8025 exercise price was based on an aggregate assumed equity value of the Company of $60,000, and the $11.7025 exercise price was based on an aggregate assumed equity value of $90,000. The exercise price for these stock options exceeded the estimated fair value of the underlying equity at the issuance date. Following these initial grants, 288,435 shares, or 3.8%, of the Company’s fully diluted common stock remained authorized for issuance under the 2003 Equity Plan and were reserved for future grants. In September 2003, the Company granted an additional 169,700 options under the 2003 Equity Plan to key employees, including one executive officer who had not previously received a grant. These options vest 25% on each anniversary of the date of grant and have a term of 10 years. The majority of the options granted under the 2003 Equity Plan to date are subject to variable accounting because they were granted within six months after the date that options under the 1995 Stock Option Plan were cancelled. As a result, the Company will record non-cash compensation expense to the extent the fair value of the stock price exceeds the option exercise price during any applicable period.

     The Company terminated its 1995 Stock Option Plan in connection with the financial restructuring. Additionally, a number of the Company’s employees, including each of the Company’s executive officers at the end of 2002 and all but one of the Company’s 2002 directors, irrevocably cancelled any and all rights that they had to exercise any and all stock options previously granted to each such person and agreed that all such options would be forfeited to the Company. These directors and employees held in the aggregate 87,601 of the stock options that were outstanding under the 1995 Stock Option Plan as of December 29, 2002. As a result of these voluntary forfeitures, other voluntary forfeitures by other participants and the expiration of other outstanding options in the ordinary course of business pursuant to their terms, only 13,498 stock options remained outstanding under the 1995 Stock Option Plan as of December 28, 2003, and these options have a weighted average exercise price of $230.01 per share. Although the 1995 Stock Option Plan has been terminated and no future option issuances will be made under it, these remaining outstanding stock options will continue to be exercisable in accordance with their terms.

     The Company’s Board of Directors adopted the 2001 Non-Qualified Employee Stock Purchase Plan (the “2001 Stock Purchase Plan”) for the purpose of encouraging employee participation in the ownership of the Company. This plan replaced the 1997 Employee Stock Purchase Plan (the “1997 Stock Purchase Plan”), which was terminated in the first quarter of 2001. Purchases under the 2001 Stock Purchase Plan were made monthly at the market price of the common stock on the last day of the calendar month. Under the 1997 Stock Purchase Plan, employees could elect to have payroll deductions made to purchase common stock at a discount. In 2001, 16,954 shares of common stock were issued under the 1997 Stock Purchase Plan. During 2002 and 2001, 7,486 and 3,118 shares, respectively, of common stock were issued under the 2001 Stock Purchase Plan. The Company terminated the 2001 Stock Purchase Plan effective December 31, 2002.

     A summary of stock option activity under the 2003 Equity Plan and the 1995 Stock Option Plan follows:

	Shares	Average
	Under	Price Per
	Option	Share
Outstanding, December 31, 2000	176,212	$217.00
Granted in 2001	12,875	43.75
Cancelled	13,767	226.75

Outstanding, December 30, 2001	175,320	203.50
Granted in 2002	2,300	23.25
Cancelled	64,115	264.00

Outstanding, December 29, 2002	113,505	165.75
Granted in 2003	676,100	9.04
Cancelled	100,007	156.98

Outstanding, December 28, 2003	689,598	$13.36

Exercisable, December 30, 2001	112,595	$268.50

Exercisable, December 29, 2002	79,042	$213.75

Exercisable, December 28, 2003	99,880	$38.43

     The following table summarizes options outstanding and options exercisable under the 2003 Equity Plan and the 1995 Stock Option Plan as of December 28, 2003, and the related weighted average remaining contractual life (years) and weighted average exercise price:

	Options Outstanding			Options Exercisable
		Average
		Remaining	Average
Range of	Options	Contractual	Exercise	Options	Average
Exercise Prices	Outstanding	Life	Price	Exercisable	Exercise Price
$ 7.80 - $ 10.00	504,700	9.4	$8.13	61,245	$7.81
$ 10.01 - $ 20.00	171,400	9.3	11.70	25,897	11.70
$ 20.01 - $100.00	2,994	6.6	63.04	2,234	63.11
$100.01 - $576.96	10,504	4.7	277.60	10,504	277.60

	689,598	9.3	$13.36	99,880	$38.43

     On February 6, 1996, the Company declared a dividend of one nonvoting preferred share purchase right (a “Right”) for each outstanding share of common stock. This dividend was paid on February 27, 1996 to the shareholders of record on that date. In the event of an acquisition, or the announcement of an acquisition, by a party of a beneficial interest of at least 20% of the common stock, each right would become exercisable (the “Distribution Date”). Each Right entitled the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Company at a price of $95.00 per one one-hundredth of a share of preferred stock, subject to adjustment. In addition, each Right entitled the right holder to certain other rights as specified in the Company’s rights agreement. The Rights are not exercisable prior to the Distribution Date. In March 2003, the agreement governing the Rights was amended to permit the issuance of capital stock and warrants to holders of the 5.75% Notes and the senior lenders in the Company’s financial restructuring without causing the Rights to become exercisable even though certain of these holders and senior lenders received a beneficial interest in more than 20% of the common stock as a result of the transactions.

14. Income Taxes:

     The provision (benefit) for income taxes for 2003, 2002 and 2001 consisted of the following:

	2003	2002	2001
Income (loss) before income taxes and cumulative effect of change in accounting principle	$79,615	$(107,427)	$(76,364)

Provision (benefit) for income taxes:
Current benefit
Federal	$(15,618)	$(20,530)	$(11,858)
State	50	(235)	(169)

Total current benefit	(15,568)	(20,765)	(12,027)

Deferred provision
Federal	4,184	21,368	2,235
State	(1,884)	—	106

Total deferred provision	2,300	21,368	2,341

Total provision (benefit) for income taxes	$(13,268)	$603	$(9,686)

     The reconciliation of the effective tax rate is as follows:

	2003	2002	2001
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.4	—	4.3
Effect of cancellation of debt instrument	(62.8)	—	—
Effect of NOL impairment	177.3	—	—
Effect of increase in valuation allowances	(170.9)	(34.3)	(23.1)
Effect of nondeductible amortization and other	1.3	(1.3)	(3.5)

Total	(16.7)%	(0.6)%	12.7%

     The Company recorded an income tax benefit of $13,268 in the fourth quarter of 2003 related to certain federal tax benefits recognized after the completion of a review by the IRS of the Company’s federal income tax returns for the years 1996 through 2002.

     The components of the Company’s net deferred tax liability were as follows at December 28, 2003 and December 29, 2002:

	2003	2002
Deferred income tax assets:
Goodwill impairment	$27,914	$76,428
Accrued workers’ compensation and other	2,990	2,557
Allowance for doubtful accounts	1,172	964
Accrued benefits	3,480	1,498
Net operating loss carryforward	5,123	101,983
Other	11,493	7,409
Valuation allowances	(51,070)	(187,111)

Total deferred tax assets	$1,102	$3,728

Deferred tax liabilities:
Property and equipment	$3,022	$3,734
Other	722	336

Total deferred tax liabilities	$3,744	$4,070

Net deferred tax liability (included in Other Long-term Liabilities)	$2,642	$342

     As of December 28, 2003 and December 29, 2002, the Company had deferred income tax assets of $27,914 and $76,428, respectively, related to the goodwill impairment charges recorded by the Company. The Company also had federal and state net operating loss carryforwards with a tax benefit of $5,123 and $101,983, respectively, most of which expire primarily after the year 2012. The Company has recorded valuation allowances totaling $51,070 and $187,111 as of December 28, 2003 and December 29, 2002, respectively, primarily related to the goodwill impairment, net operating loss carryforwards and the loss on the sale of one of the Company’s Technology Services offices in Dallas. These valuation allowances were recorded as the Company concluded it is more likely than not that these deferred income tax assets would not be realized. Although realization is not assured, the Company has concluded that it is more likely than not that the remaining deferred tax assets will be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the net deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income.

15. Earnings Per Share

     The following table reconciles net income (loss) and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of 2003, 2002 and 2001:

	2003	2002	2001
Basic and diluted earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$92,883	$(108,030)	$(66,678)
Add: Interest expense on 5.75% Notes, net of tax	—	—	—

Diluted income (loss) before cumulative effect of change in accounting principle	92,883	(108,030)	(66,678)
Cumulative effect of change in accounting principle	—	(242,497)	—

Diluted net income (loss)	$92,883	$(350,527)	$(66,678)

Weighted average common shares outstanding	4,643,598	1,070,226	1,060,136
Add: Dilutive employee stock options	—	—	—
Add: Assumed conversion of 5.75% Notes	—	—	—

Diluted weighted average common shares outstanding	4,643,598	1,070,226	1,060,136

Basic and diluted earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$(20.00)	$(100.95)	$(62.90)
Cumulative effect of change in accounting principle	—	(226.58)	—

Net income (loss)	$(20.00)	$(327.53)	$(62.90)

     Stock options to purchase 689,598, 113,505 and 175,320 shares of common stock were outstanding for 2003, 2002 and 2001, respectively, but were excluded from the computation of earnings per diluted share because their effect was antidilutive. The conversion of the 5.75% Notes into common shares was excluded from the computation of earnings per diluted share in 2003, 2002 and 2001 because their effect was antidilutive. The common stock purchase warrants issued in 2003, which entitle the lenders under the Credit Facility to purchase a total of 768,997 shares of common stock, were also excluded from the computation of earnings per diluted share because their effect was antidilutive.

16. Financial Instruments:

Fair Value of Financial Instruments

     The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and the 5.75% Notes approximated the book value at December 28, 2003, due to the short-term nature of these instruments. The fair value of the Company’s borrowings under the revolving credit facility and other long-term debt approximated the book value at December 28, 2003 because of the variable rate associated with the borrowings. See Note 2, “Comprehensive Financial Restructuring.”

Concentration of Credit Risk

     The Company maintains cash and cash equivalents with various financial institutions, that at times exceeds federally insured limits.

     Credit risk with respect to accounts receivable is dispersed due to the nature of the business, the large number of customers and the diversity of industries serviced. The Company performs credit evaluations of its customers in the ordinary course of its business.

17. Commitments and Contingencies:

Operating Leases

     The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Total rent expense under operating leases amounted to $7,306, $8,813 and $10,692 for 2003, 2002 and 2001, respectively. Operating leases for facilities are usually renewable at the Company’s option and include escalation clauses linked to inflation.

     Future minimum annual rentals for the next five years are as follows:

	Gross	Sublease	Net
	Rentals	Income	Rentals
2004	$8,753	$(1,275)	$7,478
2005	7,031	(1,158)	5,873
2006	4,568	(723)	3,845
2007	2,847	(598)	2,249
2008	1,280	(510)	770
Thereafter	2,013	(488)	1,525

	$26,492	$(4,752)	$21,740

Insurance

     The Company maintains self-insurance programs for workers’ compensation and medical and dental claims. The Company limits its exposure for workers’ compensation and medical claims through stop loss arrangements with third party insurance companies. The Company accrues liabilities under the workers’ compensation program based on the loss and loss adjustment expenses as estimated by an outside administrator. At December 28, 2003, the Company had standby letters of credit with a bank in connection with a portion of its workers’ compensation program.

     The Company is subject to claims and legal actions in the ordinary course of business. The Company maintains professional liability insurance for most of these losses.

Employment Agreements

     The Company has agreements with several executive officers providing for cash compensation and other benefits in the event that a change in control of the Company occurs.

Legal Proceedings

     The Company is involved in various legal actions and claims. In the opinion of management, after considering appropriate legal advice, the future resolutions of all actions and claims are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

18. Segment Information:

     The Company is organized in two segments: Technology Services and Staffing Services. Technology Services provides technical staffing, training and information technology consulting services and technology tools for human capital management. Staffing Services provides temporary staffing services, placement of full-time employees and on-site management of temporary employees. The Company evaluates segment performance based on income from operations before unallocated corporate expenses, restructuring and rationalization charges, stock option compensation, amortization of goodwill and intangible assets, interest expense, gain (loss) on financial restructuring, net and income taxes. Because of the Company’s substantial goodwill, management does not consider total assets by segment an important management tool and, accordingly, the Company does not report this information separately. The table below presents segment information for Technology Services and Staffing Services for 2003, 2002 and 2001:

	2003	2002	2001
Operating Results
Revenues
Technology Services	$244,319	$295,387	$447,862
Staffing Services	250,228	262,361	284,465

Total revenues	494,547	557,748	732,327
Gross profit
Technology Services	56,852	72,007	114,524
Staffing Services	49,798	57,794	77,144

Total gross profit	106,650	129,801	191,668
Segment operating income
Technology Services	9,956	13,457	28,994
Staffing Services	9,785	11,263	18,161

Total segment operating income, as defined	19,741	24,720	47,155
Unallocated corporate expenses	14,356	16,161	16,050
Amortization of goodwill and intangible assets	202	472	16,278
Goodwill impairment	—	89,935	56,779
Restructuring and rationalization charges	2,503	4,650	15,259
Stock option compensation expense	570	—	—
Interest expense	5,522	17,301	18,278
Gain (loss) on financial restructuring, net	83,027	(3,628)	(875)

Income (loss) before income taxes and cumulative effect of change in accounting principle	$79,615	$(107,427)	$(76,364)

Other Financial Information
Accounts receivable, net
Technology Services	$49,849	$46,318
Staffing Services	25,853	29,860

Total accounts receivable, net	$75,702	$76,178

19. Summary of Quarterly Financial Information (Unaudited):

     The following table sets forth quarterly financial information for each quarter in 2003 and 2002:

		2003
	First	Second	Third	Fourth
Revenues	$120,716	$122,509	$124,222	$127,100
Gross profit	25,075	26,638	27,265	27,672
Restructuring and rationalization charges	(99)	(2,016)	(236)	(152)
Stock option compensation expense	—	—	(267)	(303)
Operating income (loss)	(1,806)	(844)	2,282	2,478
Gain (loss) on financial restructuring, net	(1,501)	84,634	(28)	(78)
Net income (loss)	(7,699)	83,046	2,058	15,478
Diluted earnings per share	$(7.16)	$15.61	$0.33	$2.54

		2002
	First	Second	Third	Fourth
Revenues	$142,053	$141,732	$137,681	$136,282
Gross profit	33,761	33,349	31,716	30,975
Goodwill impairment	—	—	—	(89,935)
Restructuring and rationalization charges	(258)	(668)	(452)	(3,272)
Operating income (loss)	1,500	1,687	2,131	(91,816)
Gain (loss) on financial restructuring, net	(5)	(680)	(549)	(2,394)
Cumulative effect of change in accounting principle, net of taxes	(242,497)	—	—	—
Net loss	(249,631)	(2,721)	(2,159)	(96,016)
Diluted earnings per share	$(233.75)	$(2.55)	$(2.02)	$(89.44)