Form 10-K/A
period 2003-12-28
VENTURI PARTNERS INC
filed 2004-04-26
CIK 948850

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2003
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003, originally filed on March 24, 2004 (the “Original Filing”). The Company is refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because the Company’s proxy statement will not be filed within 120 days after the end of its fiscal year ended December 28, 2003. Accordingly, reference to the Company’s definitive Proxy Statement on the cover page has been deleted. In addition, pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the registrant has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Form 10-K/A is not a representation that any statements contained in items of Form 10-K other than Part III, Items 10 through 14 are true or complete as of any date subsequent to the date of the Original Filing.

PART III

Item 10. Directors and Executive Officers of the Registrant

Management Information

     The table below sets forth certain information concerning each of our directors and executive officers:

Name	Age	Position
Larry L. Enterline	51	Chief Executive Officer and Chairman of the Board of Directors
James C. Hunt	47	President and Chief Financial Officer
Michael H. Barker	49	President of Division Operations
Ken R. Bramlett, Jr.	44	Senior Vice President, General Counsel and Secretary
Thomas E. Stafford	58	Vice President of Human Resources
Victor E. Mandel	38	Director
Christopher R. Pechock	39	Director
Elias J. Sabo	32	Director
Janice L. Scites	53	Director
William J. Simione, Jr.	62	Director

     Larry L. Enterline: Mr. Enterline has served as our Chief Executive Officer and as a director since December 2000, and now serves as Chairman of our board of directors. From 1984 to 1989, Mr. Enterline served as Vice President of Marketing and Sales with Bailey Controls. From 1989 to 2000, Mr. Enterline served in various management roles with Scientific-Atlanta, Inc., including Senior Vice President in charge of worldwide sales and service organization. Mr. Enterline holds a bachelor’s degree in electrical engineering and a Master’s degree in business administration.

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

     Michael H. Barker: Mr. Barker has served as President of Division Operations since January 2003. From January 2001 through January 2003, Mr. Barker served as President of our Technology Division. Prior to that time, Mr. Barker served as President of Divisional Operations from October 1999 to January 2001 and as President of the Staffing division from January 1998 until October 1999. Prior to joining us, from 1995 to 1997 Mr. Barker served as the Chief Operations Officer for the Computer Group Division of IKON Technology Services, a diversified technology company.

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

     Victor E. Mandel: Mr. Mandel has served as a director since the completion of our financial restructuring in April 2003. Since 2001, Mr. Mandel has served as founder and Managing Member of Criterion Capital Management, an investment company. From May 1999 to November 2000, Mr. Mandel was Executive Vice President-Finance and Development of Snyder Communications, Inc., with operating responsibility for its publicly traded division Circle.com. From June 1991 to May 1999, Mr. Mandel was a Vice President in the Investment Research department at Goldman Sachs & Co., covering emerging growth companies.

     Christopher R. Pechock: Mr. Pechock has served as a director since the completion of our financial restructuring in April 2003. Since 1998, Mr. Pechock has served as a partner at MatlinPatterson Global Opportunities Partners (and its predecessor), an asset management firm specializing in corporate restructurings. Mr. Pechock has a Master’s degree in business administration from Columbia Business School. He also serves on the boards of directors of Huntsman Holdings, Inc., Gross International Corporation and Compass Aerospace Corporation.

     Elias J. Sabo: Mr. Sabo has served as a director since the completion of our financial restructuring in April 2003 and currently serves as chair of the Compensation Committee. Since 1998, Mr. Sabo has served as a founding partner at The Compass Group International LLC. Prior to joining Compass, Mr. Sabo worked in the acquisition department for Colony Capital, a Los Angeles-based real estate private equity firm, from 1992 to 1996 and as a healthcare investment banker for CIBC World Markets (formerly Oppenheimer & Co.) from 1996 to 1998. Mr. Sabo also serves on the boards of directors of several private companies.

     Janice L. Scites: Ms. Scites has served as a director since August 1999 and currently serves as chair of the Governance Committee. Since 2000, Ms. Scites has served as President of Scites Associates, Inc., an information technology and management consulting firm. From 1995 to 2000, Ms. Scites served in various management roles with AT&T, initially as Vice President in its Business Customer Care and Value-Added Services organizations and most recently as Vice President in the Internet Implementation Strategy Group. Prior to joining AT&T, Ms. Scites spent 13 years with Phoenix Mutual Life Insurance Company and five years with Connecticut Mutual Life Insurance Company. Ms. Scites also serves on the board of directors of Central Vermont Public Service Corporation, a Vermont-based electric utility.

     William J. Simione, Jr.: Mr. Simione has served as a director since September 1995 and currently serves as chair of the Audit Committee. From January 1996 to October 2001, Mr. Simione served as President of Simione Consulting, LLC, a subsidiary of CareCentric, Inc. (formerly Simione Central Holdings, Inc.). He also served on the board of directors of CareCentric. Since October 2001, Mr. Simione has served as managing principal of Simione Consultants, LLC, which provides consulting services and information systems to the home healthcare industry. He is a member of the Prospective Payment Task Force for the National Association for Home Care and Hospice and is one of the association’s National Reimbursement Consultants. Mr. Simione is also an associate professor at Yale University Graduate School of Nursing.

Audit Committee Financial Expert

     The board has determined that Mr. Simione is an audit committee financial expert under applicable SEC rules in light of his extensive prior business experience as a certified public accountant in private practice and as a senior executive with a number of private and publicly held companies. In these roles, Mr. Simione has audited the financial statements of a number of public and private companies, participated in the preparation of financial statements for public and private companies and supervised others who have both prepared and audited financial statements for public and private companies. Our board of directors has also determined that Mr. Simione is independent within the meaning of the new Nasdaq rules that would be applicable to us as of our 2004 annual meeting if our common stock were listed on Nasdaq (which it currently is not).

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Executive officers, directors and greater than 10% stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us during and for the fiscal year ended December 28, 2003, our executive officers and directors and any greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements, except that due to administrative errors, Form 4s were not timely filed in connection with option grants to three of our directors (Mr. Mandel, Ms. Scites and Mr. Simione) and four of our executive officers (Mr. Enterline, Mr. Hunt, Mr. Barker and Mr. Bramlett) in April 2003 and an option grant to Mr. Stafford in September 2003.

Code of Ethics

     We have adopted a written code of business conduct and ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The code is available on our Internet site at www.venturipartners.com. We intend to disclose on our Internet site any substantive changes to the code.

Item 11. Executive Compensation

Compensation of Executive Officers

     The following table sets forth compensation information for fiscal years 2003, 2002 and 2001 for those persons who were our Chief Executive Officer and our four other most highly paid executive officers as of December 28, 2003:

						Long Term
						Compensation
						Awards
		Annual Compensation				Securities
					Other Annual	Underlying	All Other
Name and Principal Position		Salary	Bonus		Compensation	Options(#)(1)	Compensation
Larry L. Enterline	2003	$409,730	$36,000		–	230,000	$–
Chief Executive Officer and Chairman of	2002	409,476	280,000	(2)	–	–	–
the Board of Directors	2001	414,666	400,000	(2)	–	–	4,404	(3)
James C. Hunt	2003	$306,872	$27,000		–	119,400	$16,667	(4)
President and Chief Financial Officer	2002	307,445	147,000		–	–	50,000	(5)
	2001	307,965	200,000		–	2,000	131,216	(6)
Michael H. Barker	2003	$246,028	$21,600		–	90,000	$9,840	(4)
President of Division Operations	2002	246,741	84,000		–	–	2,750	(5)
	2001	247,379	108,000		–	1,600	67,759	(6)
Ken R. Bramlett, Jr.	2003	$246,602	$21,600		–	64,000	$9,840	(4)
Senior Vice President, General Counsel and	2002	247,175	84,000		–	–	20,160	(5)
Secretary	2001	247,695	96,000		–	1,200	102,013	(6)
Thomas E. Stafford	2003	$121,795	$7,800			7,000	$3,726	(4)
Vice President of Human Resources	2002	110,526	23,730		–	–	8,430	(5)
	2001	96,460	27,500		–	480	7,680	(6)

(1)	As a condition to the closing of our financial restructuring in April 2003, we granted the referenced 2003 options to Mr. Enterline, Mr. Hunt, Mr. Barker and Mr. Bramlett in two separate tranches. These options vest monthly on a pro rata basis, in each case at a rate of 25% per year. We also granted options to Mr. Stafford in September 2003. Mr. Stafford’s options vest annually on a pro rata basis, again at a rate of 25% per year. See “-Option Grants Table” for more information about these grants.

In connection with our financial restructuring, each of the named executives irrevocably waived his right to exercise all of his outstanding stock options granted under our previous stock option plan and forfeited all of those options to the Company. The forfeited options included all of the options shown in the table that were granted to the named officers in 2001. We did not grant stock options to any of the named officers in 2002.

(2)	At the request of the Compensation Committee, Mr. Enterline has deferred the payment of his bonuses for 2001 (the amount of which was guaranteed) and 2002.

(3)	This amount represents relocation expense reimbursements paid to Mr. Enterline in 2001.

(4)	These amounts represent 2003 allocations to our non-qualified profit-sharing plan for the named executives.

(5)	These amounts represent 2002 allocations to our non-qualified profit-sharing plan for Mr. Hunt, Mr. Bramlett and Mr. Stafford and a matching contribution to our Technology Division 401(k) plan for Mr. Barker.

(6)	These amounts represent 2001 allocations to our non-qualified profit-sharing plan for Mr. Hunt, Mr. Barker, Mr. Bramlett and Mr. Stafford of $50,000, $17,964, $19,903 and $7,680, respectively, and $81,216, $49,795, $82,110 and $0, respectively, paid to the named officers in connection with the termination and amendment of vacation and paid time off plans.

Option Grants Table

     The following table sets forth certain information concerning grants of stock options to the named officers during 2003.

Option Grants in Last Fiscal Year

Individual Grants
		% of Total			Potential Realizable Value at
	Number of	Options			Assumed Annual Rates of
	Securities	Granted to	Exercise		Stock Price Appreciation for
	Underlying Options	Employees	or Base		Option Term
	Granted	In Fiscal	Price	Expiration
Name	(#) (1)	Year	($/Sh)	Date	0% ($)	5% ($)	10% ($)
Larry L. Enterline (1)	160,000	23.7%	$7.80	4/14/2013	$—	$—	$723,244
	70,000	10.4	11.70	4/14/2013	—	—	43,419
James C. Hunt (1)	80,000	11.8	7.80	4/14/2013	—	—	361,622
	39,400	5.8	11.70	4/14/2013	—	—	24,439
Michael H. Barker (1)	60,000	8.9	7.80	4/14/2013	—	—	271,217
	30,000	4.4	11.70	4/14/2013	—	—	18,608
Ken R. Bramlett, Jr. (1)	48,000	7.1	7.80	4/14/2013	—	—	216,973
	16,000	2.4	11.70	4/14/2013	—	—	9,924
Thomas E. Stafford (2)	7,000	1.0	8.88	9/03/2013	11,340	57,564	128,480

(1)	As of December 31, 2003, the options granted to Mr. Enterline, Mr. Hunt, Mr. Barker and Mr. Bramlett were 83.33% unvested, and the unvested portions will continue to vest monthly on a pro rata basis, at a rate of 25% per year.

(2)	As of December 31, 2003, the options granted to Mr. Stafford were 100% unvested. These options vest annually on a pro rata basis, at a rate of 25% per year.

Option Exercises and Year-End Value Table

     The following table sets forth certain information concerning unexercised options held as of the end of 2003. None of the named officers exercised any options during 2003.

Fiscal Year-End Option Value

	Number of Securities Underlying		Value of Unexercised In-the-Money
	Unexercised Options at FY-End (#)		Options at FY-End ($)(1)
Name	Exercisable (2)	Unexercisable	Exercisable	Unexercisable
Larry L. Enterline	38,333	191,667	$85,600	$428,000
James C. Hunt	19,900	99,500	42,800	214,000
Michael H. Barker	15,000	75,000	32,100	160,500
Ken R. Bramlett, Jr.	10,667	53,333	25,680	128,400
Thomas E. Stafford	—	7,000	—	14,910

(1)	The fair market value of the common stock used for these computations was $11.01, which was the last bid price for our common stock on the OTC Bulletin Board on December 26, 2003.

(2)	Includes options held by the named individuals that were vested as of December 31, 2003.

Employment Agreements

     Each of Mr. Enterline, Mr. Hunt, Mr. Barker and Mr. Bramlett is employed pursuant to an employment agreement dated as of the closing date of our financial restructuring. Each employment agreement provides for an annual base salary, the right to earn annual bonuses as described below and the right to participate in our 2003 Equity Incentive Plan. The initial annual base salaries established in these agreements for Mr. Enterline, Mr. Hunt, Mr. Barker and Mr. Bramlett are $400,000, $300,000, $240,000 and $240,000, respectively, the same base salaries that each executive had before the financial restructuring. Each employment agreement is for an initial term of two years, with automatic one-year extensions thereafter unless either party provides written notice of termination at least three months prior to any scheduled expiration date.

     These executives are also eligible to earn annual incentive bonuses under their employment agreements. Each annual bonus will have both an objective component and a subjective component: 70% of the bonus will be tied to achievement of at least 90% of a targeted EBITDA figure for the year, with the executive eligible to earn the maximum portion of this component of the bonus if we achieve 140% of the targeted EBITDA figure. The remaining 30% will be subject to the discretion of our Compensation Committee. The targeted EBITDA bonus awards for each executive officer will be determined as a percentage of the executive’s base salary, as follows:

		Maximum
Executive	Bonus at Targeted EBITDA(1)	Bonus(1)
Larry L. Enterline	30%	100%
James C. Hunt	30%	90%
Michael H. Barker	30%	90%
Ken R. Bramlett, Jr.	30%	60%

(1)	Percentage of base salary. The Bonus at Targeted EBITDA column is based upon achievement of 100% of the targeted EBITDA number, while the Maximum Bonus column is based upon achievement of 140% of the targeted EBITDA number. Both columns are based on the assumption that the discretionary award, which makes up 30% of the total bonus award, is the maximum amount authorized to be awarded by Compensation Committee in its discretion.

     In connection with our recent financial restructuring, each of the named officers irrevocably waived all of his rights to exercise his outstanding stock options granted under our 1995 Stock Option Plan and forfeited all of such options to the Company. We awarded an initial grant of stock options under our new 2003 Equity Incentive Plan to each of these officers, as follows: 230,000 shares to Mr. Enterline, 119,400 shares to Mr. Hunt, 90,000 shares to Mr. Barker and 64,000 shares to Mr. Bramlett. All of these grants were at exercise prices higher than the per share trading price of our common stock on the date of the award. See “-Option Grants Table.”

     The employment agreements for each of Mr. Enterline, Mr. Hunt, Mr. Barker and Mr. Bramlett provide that options granted under the new incentive plan to these executive officers will vest monthly on a pro rata basis over four years. If any of these executive officers is terminated without cause prior to the first anniversary of the date of his employment agreement, 25% of the options initially granted to him will vest automatically as of the date of termination. In addition, all of these options will vest automatically in the event of a change of control involving the Company. Following a termination of employment, each executive will have three months to exercise his vested stock options unless his termination was without cause, in which event the exercise period will be extended to 12 months.

     The employment agreements for Mr. Enterline, Mr. Barker and Mr. Bramlett also provide these executive officers with one year of severance upon termination (including any non-renewal) without cause. Mr. Hunt’s employment agreement provides him with two years of severance upon termination (including any non-renewal) without cause. Each of the four employment agreements requires the executive to agree to customary non-compete and non-solicitation provisions.

     Mr. Stafford is employed pursuant to an employment agreement with the Company dated July 24, 2003. Mr. Stafford’s employment agreement provides for an annual base salary of $130,000, the right to earn annual bonuses as described below and the right to participate in our 2003 Equity Incentive Plan. The employment agreement is for an initial term of two years commencing on May 15, 2003, with automatic one-year extensions thereafter unless either party provides written notice of termination at least 30 days prior to any scheduled expiration date.

     Mr. Stafford’s annual incentive bonus under his employment agreement will have both an objective component and a subjective component: 70% of his bonus will be tied to achievement of at least 90% of a targeted EBITDA figure for the year, and he will be eligible to earn the maximum portion of this component of his bonus if we achieve 140% of the targeted EBITDA figure. The remaining 30% will be subject to the discretion of our Compensation Committee. Mr. Stafford will be entitled to a bonus equal to 20% of his base salary if we achieve the targeted EBITDA figure and 40% of his base salary if we achieve 140% of the targeted EBITDA figure, assuming that his discretionary award, which makes up 30% of the total bonus award, is the maximum amount authorized to be awarded by Compensation Committee in its discretion.

     In connection with our recent financial restructuring, Mr. Stafford irrevocably waived all of his rights to exercise his outstanding stock options granted under our 1995 Stock Option Plan and forfeited all of such options to the Company. We awarded an initial grant of 7,000 stock options under our new 2003 Equity Incentive Plan to Mr. Stafford at an exercise price of $8.88 per share, and these options vest annually on a pro rata basis over 4 years. In addition, all of these options will vest automatically in the event of a change of control involving the Company. Following a termination of employment, Mr. Stafford will have three months to exercise his vested stock options.

     The employment agreement for Mr. Stafford also provides him with six months of severance and a prorated bonus upon termination (including any non-renewal) without cause, assuming continued compliance with customary non-compete and non-solicitation provisions contained in the employment agreement.

Compensation of Directors

     In 2003 we paid Mr. Mandel, Ms. Scites and Mr. Simione an annual retainer of $15,000 each. Ms. Scites also received a retainer of $1,000 for chairing the Governance Committee. These non-employee directors also received meeting fees of $1,000 per board meeting attended and $750 per committee meeting attended, plus reimbursement of expenses. Members of the Special Committee of our board that served in 2002 and the first quarter of 2003 in connection with our financial restructuring received an additional $10,000 for their service on that committee.

     In 2004, we will pay each non-employee director (including Mr. Sabo and Mr. Pechock, who did not receive any directors’ fees in 2003) the $15,000 annual retainer, plus $1,000 for each board committee he or she chairs and the meeting fees described above.

     We offer a deferred fee plan for our non-employee directors under which participating directors may defer any or all of their retainer and meeting fees for specified time periods. The deferred fee plan is non-qualified for tax purposes. Deferred fees under the plan earn interest at the prime rate or, at each participating director’s option, a return based on our stock price performance over time. None of our directors participated in this plan for 2003.

     In connection with the closing of our financial restructuring and the reconstitution of our board, we changed the equity component of our board compensation package. Generally, non-employee directors who join our board will receive stock options to purchase 1,000 shares of our common stock at an exercise price determined on the date that they join the board, and annual grants thereafter of 1,000 options on the date of each annual meeting of stockholders. As of the closing of the financial restructuring, Mr. Mandel, Ms. Scites and Mr. Simione each received a stock option grant to purchase 1,000 shares of common stock under our 2003 Equity Incentive Plan at an exercise price of $7.8025.

     In 2004 each of our non-employee directors (including Mr. Sabo and Mr. Pechock) will receive a stock option grant to purchase 1,000 shares of our common stock at an exercise price determined on the date of our 2004 annual meeting of shareholders. All stock options granted to the directors are non-qualified options and are vested in full on the date of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 31, 2004 (except where otherwise noted), the number and percentage of outstanding shares beneficially owned by each person known by us to own beneficially more than 5% of our common stock, by each of our directors, by our Chief Executive Officer, by all of our executive officers (including the four other most highly paid executive officers for 2003) and by all of our directors and executive officers as a group. Except as otherwise set forth below, each stockholder named has sole voting and investment power with respect to his or her or its shares.

	Shares of Common Stock
	Beneficially Owned
Name and Address* of Beneficial Owner	Number (1)		Percent (2)
MatlinPatterson Global Opportunities Partners L.P. and MatlinPatterson
Global Opportunities Partners (Bermuda) L.P.
520 Madison Avenue	2,932,076	(3)	46.9%
New York, New York 10022
And
Links Partners, L.P. and Inland Partners, L.P.
61 Wilton Avenue, 2nd Floor
Westport, Connecticut 06880
Amalgamated Gadget, L.P.
City Center Tower II
301 Commerce Street, Suite 2975
Fort Worth, Texas 76102	1,088,980	(4)	17.4%
Zazove Associates, LLC
940 Southwood Boulevard, Suite 200
Incline Village, NV 89451	1,023,337	(5)	16.8%
Larry L. Enterline	66,292		1.1%
James C. Hunt	33,246	(6)	*	*
Michael H. Barker	25,634		*	*
Ken R. Bramlett, Jr.	17,896	(7)	*	*
Thomas E. Stafford	77		*	*
Victor E. Mandel	1,000		*	*
Christopher R. Pechock	–		*	*
Elias J. Sabo	2,932,076	(3)	46.9%
William J. Simione, Jr.	1,320		*	*
Janice L. Scites	1,440		*	*
All directors and executive officers as a group (10 persons)	3,078,981		49.2%

*	Addresses are furnished only for beneficial owners of more than 5% of our common stock.

**	Less than one percent

(1)	These numbers includes the following shares subject to stock options that are exercisable now or will become exercisable within 60 days after March 31, 2004: Mr. Enterline–62,292; Mr. Hunt–32,338; Mr. Barker–24,375; Mr. Bramlett–17,333; Mr. Mandel–1,000; Ms. Scites–1,000; and Mr. Simione–1,000.

(2)	These calculations are based on an aggregate of 6,089,938 shares issued and outstanding as of March 31, 2004. Warrants and options to purchase shares held by a person that are exercisable or become exercisable within the 60-day period after March 31, 2004 are deemed to be outstanding for the purpose of calculating the percentage of outstanding shares owned by that person but are not deemed to be outstanding for the purpose of calculating the percentage owned by any other person.

(3)	The amount and nature of the shares beneficially owned are based on the Schedule 13D amendment filed on September 30, 2003. This amendment was filed by MatlinPatterson Global Opportunities Partners L.P., MatlinPatterson Global Opportunities Partners (Bermuda) L.P., MatlinPatterson Global Opportunities Partners B, L.P., Links Partners, L.P., Inland Partners, L.P., Matlin Patterson Global Advisers LLC, MatlinPatterson Global Partners LLC, MatlinPatterson Asset Management LLC, MatlinPatterson LLC, Coryton Management Ltd., Mark. R. Patterson, David J. Matlin, Arthur Coady, Elias Sabo and I. Joseph Massoud. These parties have reported to us shared voting and dispositive powers with respect to all shares reported. The number of shares of common stock shown in the table includes 163,412 shares subject to warrants that are currently exercisable.

(4)	The amount and nature of the shares beneficially owned are based on the Schedule 13G amendment filed on October 3, 2003. The number of shares of common stock shown in the table includes 163,411 shares subject to warrants that are currently exercisable. The reporting parties have reported sole voting power with respect to 925,569 shares.

(5)	The amount and nature of the shares beneficially owned are based on the Schedule 13G amendment filed on January 9, 2004. Zazove Associates is investment manager for a number of accounts that hold the Company’s Stock. Zazove Associates has reported sole voting and dispositive power with respect to all 1,023,337 shares.

(6)	This number includes 44 shares held in the names of Mr. Hunt’s spouse and children.

(7)	This number includes 20 shares held in the name of Mr. Bramlett’s spouse.

Equity Compensation Plan Information

     The table below contains information about the Company’s compensation plans as of December 28, 2003 under which equity securities of the Company are authorized for issuance.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	689,598	$13.36	118,735
Equity compensation plans not approved by security holders	—	—	—
Total	689,598	$13.36	118,735

(1)	This number includes 13,498 stock options still outstanding under our 1995 Equity Participation Plan (which will continue to be exercisable in accordance with their terms even though that plan was terminated in 2003) and 676,100 stock options granted under our 2003 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions

     According to the most recent beneficial ownership reports they had filed with the Securities and Exchange Commission, each of the following entities and groups beneficially owned more than 5% of our capital stock as of March 15, 2004:

•	a group that includes MatlinPatterson Global Opportunities Partners L.P., or MatlinPatterson, and Inland Partners, L.P. and Links Partners, L.P., two affiliated entities that we sometimes refer to collectively as Inland/Links;

•	Amalgamated Gadget, L.P., as investment manager for R2 Investments, LDC; and

•	Zazove Associates, LLC, as investment manager for a number of individuals and entities (including National Union Fire Insurance Company of Pittsburgh, PA, which itself holds more than 5% of our capital stock) that we refer to collectively as Zazove.

     MatlinPatterson, Inland/Links, R2 Investments and Zazove were part of the group of noteholders that participated in our financial restructuring in April 2003. MatlinPatterson and Inland/Links also participated in the financial restructuring in their role as senior lenders.

     Note Exchange. In the restructuring, we issued shares of our common stock and Series B preferred stock to the participating noteholders in a privately negotiated exchange for their 5.75% notes. Each of the shares of Series B preferred stock we issued in the exchange has since been converted into four shares of our common stock. Taking this conversion into account, we issued to the participating noteholders a total of 5,015,349 shares of our common stock, which represents approximately 82% of the voting power of our outstanding voting stock. Of this total, we issued 1,384,330 shares of common stock to MatlinPatterson and 692,167 shares of common stock to each of Inland Partners and Links Partners. This resulted in the group consisting of MatlinPatterson, Inland/Links and their affiliates beneficially owning approximately 45.4% of the voting power of our outstanding capital stock (excluding shares of our common stock underlying warrants issued to them as senior lenders in connection with the amendment of our senior revolving credit facility, as described below). We issued 876,649 shares of common stock to R2 Investments, which together with shares obtained outside the restructuring resulted in Amalgamated Gadget beneficially owning approximately 15.2% of the voting power of our outstanding capital stock (excluding shares of our common stock underlying warrants it holds in its role as a senior lender). We issued a total of 942,636 shares of common stock to Zazove, which together with shares obtained outside the restructuring resulted in Zazove beneficially owning 16.8% of our capital stock.

     In the restructuring, we also issued a total of 91,468 shares of common stock to a group that includes SC Fundamental Value Fund, L.P. and SC Fundamental Value Fund BVI, Ltd., affiliated entities that we refer to collectively as SC Fundamental Value. SC Fundamental Value owned more than 5% of our capital stock prior to the restructuring, but the aggregate issuances of our capital stock in the restructuring resulted in SC Fundamental Value beneficially owning less than 5% of any class of our capital stock after the restructuring.

     Reconstitution of Board. In connection with the note exchange, we agreed to reconstitute our board of directors to provide for seven members. The participating noteholders designated two of these seven directors, Mr. Pechock and Mr. Sabo, prior to the exchange. Mr. Pechock is a partner of MatlinPatterson, and Mr. Sabo is a partner of The Compass Group International LLC, which is an affiliate of Inland/Links. In addition, Mr. Sabo is part of the group that shares investment authority with respect to the shares of our capital stock issued in the restructuring to MatlinPatterson and Inland/Links.

     As permitted by the agreement that governed our restructuring, the participating noteholders also designated I. Joseph Massoud to attend meetings of our board in a non-voting observer capacity. Mr. Massoud is also a partner with The Compass Group International LLC. The restructuring agreement entitles Mr. Pechock to designate a board observer as well.

     Amendments to Revolving Credit Facility. In order to permit the closing of the note exchange and to provide for the terms on which our existing senior lenders would continue to finance our working capital needs, we executed definitive agreements with the existing senior lenders for amendments to our existing senior revolving credit facility.

     As part of these amendments, we issued common stock purchase warrants to the senior lenders entitling them to purchase a total of 769,001 shares of common stock, equal to 10% of the outstanding common stock on a fully diluted basis. These warrants are exercisable in whole or part over a 10-year period, and their current exercise price is $7.8025 per share (which was based on a stated valuation for our equity of $60 million). MatlinPatterson and Inland/Links each received 163,412 of these warrants. Since the restructuring, MatlinPatterson and Inland/Links have sold to R2 Investments portions of their interest in our debt under the revolving credit facility, together with one half of their warrants (for 163,412 shares in the aggregate).

     Registration Rights Agreement. In connection with the restructuring, we entered into an agreement with each of our senior lenders and each of the former noteholders participating in the note exchange, including MatlinPatterson, Inland/Links and R2 Investments, to provide them with registration rights with respect to the following shares of our common stock:

•	shares issued in the note exchange;

•	shares acquired upon conversion of the Series B preferred stock issued in the note exchange; and

•	shares acquired upon exercise of the warrants issued to the senior lenders in connection with the amendments to our senior revolving credit facility.

     Amendments to Stockholder Rights Plan. In connection with the restructuring, we also amended and restated the stockholder rights plan that governs the terms of preferred share purchase rights that currently accompany our common stock. The amendments included, among other things, an additional exception to the definition of an “Acquiring Person” that precludes each of MatlinPatterson, Inland/Links, Amalgamated Gadget and Zazove from becoming an Acquiring Person.

     In addition, the stockholder rights plan was amended to include a tag-along right for the benefit of any holder (including certain holders of more than 2% acting together as a group) of 5% or more of our voting stock. This tag-along right entitles each 5% holder (or group) to participate pro rata, for the same amount and form of consideration and otherwise on substantially the same terms and conditions, in any transfer by any holders of 20% or more of our voting stock. Based on their current holdings of our capital stock, each of MatlinPatterson, Inland/Links, Amalgamated Gadget and Zazove could exercise this tag-along right.

     Amendments to Bylaws and Charter. As a result of changes to our bylaws we adopted in connection with the restructuring, our significant holders (currently only the group that includes MatlinPatterson and Inland/Links) together will have the power to designate, either directly or through a committee including members of our board of directors that they have previously designated, up to six nominees for election to our board of directors (at least four of whom must qualify as independent directors under applicable exchange rules and listing standards) and two board observers. The bylaws, as amended, are an exhibit to our annual report on Form 10-K for the 2003 fiscal year.

     We also agreed in connection with the restructuring to propose a number of changes to our certificate of incorporation for adoption by our stockholders. The stockholders adopted these changes at our 2003 annual meeting, and we have filed a restated certificate of incorporation that implements them. The changes benefit holders of a significant amount of our capital stock, including MatlinPatterson, Inland/Links, Amalgamated Gadget and Zazove. You can find a description of the changes in our definitive proxy statement for the 2003 annual meeting, and our restated certificate of incorporation is an exhibit to this annual report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Audit Fees

     PricewaterhouseCoopers LLP billed us the following amounts in aggregate fees for fiscal year 2003 and 2002 audit services, the review of the financial statements included in our quarterly reports on Form 10-Q during those years and the services that are normally provided by them in connection with our statutory and regulatory filings:

2003 – $259,875	2002 – $285,000

Audit-Related Fees

     PricewaterhouseCoopers billed us the following amounts in aggregate fees for fiscal years 2003 and 2002 for assurance and related services, other than those described above under “-Audit Fees,” that are reasonably related to the performance of the audit or review of our financial statements:

2003 – $26,320	2002 – $81,685

     The services provided under this category included restructuring advisory services, audits of employee benefits plans, accounting advisory services and a review of the Company’s information technology controls.

Tax Fees

     For 2003 and 2002, PricewaterhouseCoopers billed us the following amounts in aggregate fees for tax compliance, tax advice and tax planning services:

2003 – $573,781	2002 – $402,954

All Other Fees

     Aggregate fees billed for all other audit-related services rendered by PricewaterhouseCoopers for fiscal years 2003 and 2002 were:

2003 – $ —	2002 – $ —

     All of the fees listed above incurred after May 2003 were pre-approved by our Audit Committee.

Pre-Approval of Services by Independent Auditors

     As required by SEC regulations, the Audit Committee has a pre-approval policy that all audit and non-audit services provided to the Company by our independent auditors are approved directly by the Audit Committee in advance. The policy mandates that all audit and non-audit services, including tax compliance, tax planning and other advisory services, be submitted to the Audit Committee for pre-approval, along with specific information regarding the proposed services and fees. The Audit Committee may form and delegate this authority to subcommittees consisting of one or more Audit Committee members, including the authority to grant pre-approvals of audit and permitted non-audit services, provided the decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next meeting. The Audit Committee is furnished with periodic reports identifying the spending for approved services.

     The Audit Committee will consider whether the services to be performed are consistent with the SEC’s rules on auditor independence. The Audit Committee will also consider whether the independent auditor may be best positioned to provide the most effective and efficient service, for reasons such as familiarity with the Company’s business, people, accounting systems, and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor is necessarily determinative.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 26, 2004.

VENTURI PARTNERS, INC.

By:	/s/ Larry L. Enterline

Larry L. Enterline Chief Executive Officer