Form 10-Q
period 2004-03-28
VENTURI PARTNERS INC
filed 2004-05-11
CIK 948850

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [   ] No [X]

     As of May 7, 2004, 6,089,938 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

VENTURI PARTNERS, INC.
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

		Page
Item 6.	Exhibits and Reports on Form 8-K	22

Signatures		23

Exhibit Index		24

ITEM 1. FINANCIAL STATEMENTS

Venturi Partners, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations
For the Periods Ended March 28, 2004 and March 30, 2003
(in thousands, except per share data)

	Three months ended
	March 28,	March 30,
	2004	2003
Revenues	$129,256	$120,715
Direct costs of services	103,114	95,640

Gross profit	26,142	25,075
Operating expenses:
Selling, general and administrative	24,120	25,371
Depreciation and amortization	1,082	1,412
Restructuring and rationalization charges	—	99
Stock option compensation	913	—

Operating income (loss)	27	(1,807)
Interest expense	191	4,392
Gain (loss) on financial restructuring, net	—	(1,501)

Income (loss) before income taxes	(164)	(7,700)
Provision (benefit) for income taxes	(24)	—

Net loss	$(140)	$(7,700)

Basic and diluted earnings per common share	$(0.02)	$(7.16)
Weighted average basic and diluted common shares outstanding	6,090	1,075

The accompanying notes are an integral part of these statements.

Venturi Partners, Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets
March 28, 2004 and December 28, 2003
(in thousands, except per share data)

	March 28,	December 28,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$2,947	$508
Accounts receivable, net of allowance for doubtful accounts of $3,456 and $3,487 in 2004 and 2003, respectively	77,200	75,702
Prepaid expenses and other current assets	4,421	4,527
Recoverable income taxes	—	35

Total current assets	84,568	80,772
Property and equipment, net	8,269	9,271
Goodwill	103,532	103,532
Other assets	772	785

Total assets	$197,141	$194,360

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$185	$370
Accounts payable	10,572	15,471
Accrued wages, benefits and other	47,206	39,737

Total current liabilities	57,963	55,578
Long-term debt -
Convertible subordinated notes	5,339	5,339
Revolving credit facility (including $4,277 and $5,264 of deferred gain on debt forgiveness in 2004 and 2003, respectively)	55,277	55,264
Other long-term liabilities	13,108	13,498

Total liabilities	131,687	129,679
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; shares authorized 5,000; no shares issued and outstanding	—	—
Common stock, $.01 par value; shares authorized 95,000; 6,090 shares issued and outstanding	61	61
Additional paid-in capital	297,194	296,281
Retained earnings (accumulated deficit)	(231,801)	(231,661)

Total shareholders’ equity	65,454	64,681

Total liabilities and shareholders’ equity	$197,141	$194,360

The accompanying notes are an integral part of these balance sheets.

Venturi Partners, Inc. and Subsidiaries

Unaudited Consolidated Statements of Shareholders’ Equity
For the Period Ended March 28, 2004
(in thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance, December 28, 2003	6,090	$61	$296,281	($231,661)	$64,681
Stock option compensation	—	—	913	—	913
Net loss	—	—	—	(140)	(140)

Balance, March 28, 2004	6,090	$61	$297,194	($231,801)	$65,454

The accompanying notes are an integral part of these statements.

Venturi Partners, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
For the Three Months Ended March 28, 2004 and March 30, 2003
(in thousands)

	Three months ended
	March 28,	March 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(140)	$(7,700)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,082	1,412
Amortization of deferred gain on financial restructuring, net	(987)	—
Stock option compensation	913	—
(Gain) loss on financial restructuring, net	—	1,501
Deferred income taxes	(24)	—
Changes in assets and liabilities:
Accounts receivable	(1,498)	7,673
Recoverable income taxes	35	719
Accounts payable and accrued liabilities	2,242	(4,228)
Other, net	81	690

Net cash provided by operating activities	1,704	67
Cash flows from investing activities:
Purchase of property and equipment, net	(80)	(430)

Net cash used in investing activities	(80)	(430)
Cash flows from financing activities:
Repayments under credit facility	(9,900)	—
Borrowings under credit facility	10,900	—
Credit facility amendment fees	—	(570)
Repayments of other debt, net	(185)	(352)

Net cash provided by (used in) financing activities	815	(922)

Net increase (decrease) in cash and cash equivalents	2,439	(1,285)
Cash and cash equivalents at beginning of period	508	22,623

Cash and cash equivalents at end of period	$2,947	$21,338

Supplemental cash flow information:
Cash payments during the period for —
Interest	$1,247	$5,043
Income taxes	2	—

The accompanying notes are an integral part of these statements.

Venturi Partners, Inc. and Subsidiaries

Notes to Unaudited Consolidated
Financial Statements
(dollars in thousands, except per share data)

(1)	General

     The unaudited consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature that, in the opinion of management, are necessary to present fairly the results of operations of Venturi Partners, Inc. and its subsidiaries (collectively, the “Company”) for the interim periods presented. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

     Certain amounts in prior periods have been reclassified to conform to the 2004 presentation, including reclassifying professional fees paid in connection with the Company’s recently completed financial restructuring (See Note 2, “Comprehensive Financial Restructuring”) from restructuring and rationalization charges to gain (loss) on financial restructuring, net.

(2) Comprehensive Financial Restructuring

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

     To facilitate the closing of the Exchange Transaction and also to provide for the terms on which the existing senior lenders would continue to finance the Company’s working capital needs, the Company and its existing senior lenders also executed definitive loan agreements that provided for certain amendments and maturity date extensions to the Company’s senior revolving credit facility (the “Credit Facility”) and eliminated the Equity Appreciation Right (the “EAR”) then held by the senior lenders (the “Senior Debt Restructuring”). The Senior Debt Restructuring provided for the forgiveness of indebtedness in the amount of $10,300. As a result of the Exchange Transaction and the Senior Debt Restructuring, the Company used substantially all of its cash on hand, after payment of transaction expenses, to repay $37,985 of its outstanding credit facility and eliminated an additional $119,961 of its outstanding indebtedness, which resulted in substantial reductions in the Company’s interest expense. No provision for income taxes was recorded in 2003 since the gain from financial restructuring was not subject to income tax.

     The Credit Facility provides for a $70,700 revolving line of credit due November 1, 2004 and may be extended for an additional six-month period through May 1, 2005, assuming the Company is in compliance with its covenants. Availability of borrowings under the Credit Facility is subject to a borrowing base calculated as specified percentages of the Company’s eligible accounts receivable (as defined) in the aggregate. The Credit Facility’s financial covenants include monthly maintenance of cumulative EBITDA levels and an interest and subordinated indebtedness coverage ratio (both as defined in the amended agreement). The Credit Facility also contains restrictions on the payment of cash dividends on the Company’s capital stock and places additional limitations on share repurchases, acquisitions and capital expenditures. Finally, to replace the EAR previously included as part of the Credit Facility, the Company issued common stock purchase warrants to the lenders under the Credit Facility entitling them to purchase a total of 768,997 shares of common stock, or 10% of the outstanding common stock on a fully diluted basis as of the closing date of the financial restructuring. The Company engaged an independent valuation firm to assist in the determination of the fair value of these warrants and recorded $1,538 as additional shareholders’ equity with a corresponding reduction in the related outstanding senior debt. These warrants are exercisable in whole or part over a 10-year period at an exercise price of $7.8025 per share, which was based on an assumed equity valuation for the Company of $60,000. The exercise price for these warrants exceeded the estimated fair value of the underlying equity at the issuance date. Interest rates payable under the Credit Facility are set at prime plus 425 basis points through June 2004 with increases during each six-month period thereafter through May 1, 2005.

     The Company entered into an agreement with each of the former noteholders participating in the Exchange Transaction and each of its senior lenders to provide them with registration rights with respect to the shares of common stock issued in the financial restructuring and the shares of common stock issuable upon exercise of the warrants, as applicable.

(3)	Stock Options

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

     In March 2000, the FASB issued Financial Accounting Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions involving Stock Compensation,” an interpretation of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FIN 44 requires that stock options issued within six months of the cancellation date of prior options be accounted for as variable stock options. Because most of the options granted by the Company under the 2003 Equity Incentive Plan prior to December 28, 2003 were granted within six months from the date that options granted to the same recipients under the 1995 Stock Option Plan were cancelled, these new stock options are subject to variable accounting until they are exercised, forfeited or expire unexercised.

     The following disclosures are presented to reflect the Company’s pro forma net income (loss) for the periods ended March 28, 2004 and March 30, 2003 as if the Company had applied the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. In preparing these disclosures, the Company has determined the value of all stock options granted under the 1995 Stock Option Plan, which was terminated, and the Company’s 2003 Equity Plan, in each case using the Black-Scholes model.

     No material stock options were granted in the first three months of 2004 or 2003. For the stock options previously granted, and had compensation expense been determined consistent with the fair value method and amortized over the vesting period, the Company’s net income (loss) would have reflected the following pro forma amounts:

	Three Months Ended
	March 28,	March 30,
	2004	2003
Net loss, as reported	$(140)	$(7,700)
Add: Stock option compensation included in reported net income	913	—
Deduct: Stock option compensation determined using a fair value based method for all awards	(285)	(83)
Tax effect	(251)	—

Pro forma net income (loss)	$237	$(7,783)

Basic and diluted earnings per share, as reported	$(0.02)	$(7.16)
Pro forma basic and diluted earnings per share	$0.04	$(7.16)

(4)	Restructuring and Rationalization Charges

     During the years 2001 through 2003, the Company implemented a plan to restructure and rationalize certain operations. In the first quarter of 2003, the Company recorded charges totaling $99, primarily related to employee severance costs.

     Following is a summary of the accrued liability for cash restructuring and rationalization charges for the three months ended March 28, 2004:

	Employee	Lease
	Severance	Costs	Total
Accrued liability at December 28, 2003	$26	$4,733	$4,759
Cash payments	(20)	(525)	(545)

Accrued liability at March 28, 2004	$6	$4,208	$4,214

     Of the remaining accrued liability at March 28, 2004, the Company expects to pay approximately $1,602 over the next 12 months and the balance, primarily lease payments, over the following six years.

(5)	Goodwill and Other Intangible Assets

     The Company completed its annual impairment assessment in the fourth quarter of 2003 and determined there was no further impairment. In order to assess the fair value of its goodwill, the Company engaged an independent valuation firm to assist in determining the fair value. The fair value of each of the Company’s two reporting units was calculated as of December 28, 2003 on an enterprise value basis using the market multiple and discounted cash flow approaches. Under the market multiple approach, market ratios and performance fundamentals relating to similar public companies’ stock prices or enterprise values were applied to the reporting units to determine their enterprise value. Under the discounted cash flow approach, the indicated enterprise value was determined using the present value of the projected future cash flows to be generated considering appropriate discount rates. The discount rates used in the calculation reflected all associated risks of realizing the projected future cash flows. Certain of the valuation assumptions were based on management’s expectations for future performance of the Technology Services and Staffing Services reporting units. These assumptions include the expected time frame of technology spending and broader economic recoveries as well as future growth rates in the Technology Services and Staffing Services businesses. A relatively high discount rate of 16-17% was utilized in the discounted cash flow valuation approach due principally to the inherent uncertainties associated with these assumptions. There have been no events or changes in operations in the first quarter of 2004 that would indicate the Company’s goodwill has become impaired, and therefore, the Company expects to perform its next impairment analysis in the fourth quarter of 2004.

(6)	Long-term Debt

     Long-term debt consisted of the following at March 28, 2004 and December 28, 2003:

	March 28,	December 28,
	2004	2003
5.75% Notes due July 2004	$5,339	$5,339
Revolving credit facility	51,000	50,000
Deferred gain on financial restructuring, net	4,277	5,264
Other	185	370

	60,801	60,973
Less current portion	185	370

	$60,616	$60,603

     The 5.75% Notes are due July 2004. Interest on the 5.75% Notes is payable semi-annually. The 5.75% Notes are subordinated to all present and future senior indebtedness of the Company (as defined), including indebtedness under the Credit Facility.

     As a result of the completion of the Company’s financial restructuring and the execution of amendments and maturity date extensions, the Credit Facility provides for a $70,700 revolving line of credit due November 1, 2004 and may be extended through May 1, 2005 subject to specified conditions. The Company believes it will satisfy the requirements for extension through May 1, 2005; therefore, the outstanding balance under the Credit Facility, which was $51,000 at March 28, 2004, was classified as long-term in the consolidated balance sheet. In addition, the Company intends to repay the 5.75% Notes with borrowings under its Credit Facility and, therefore, has classified the 5.75% Notes as long-term at March 28, 2004.

     The Company’s ability to continue operating is largely dependent upon its ability to maintain compliance with the financial covenants of the Credit Facility. The financial covenants include a cumulative monthly EBITDA requirement and a monthly interest and subordinated indebtedness coverage ratio (both as defined). The amended Credit Facility defines consolidated EBITDA as consolidated net income before interest expense, income taxes, depreciation and amortization, non-cash impairment charges, restructuring and rationalization charges, professional fees relating to the debt restructuring and non-cash compensation expense for the stock options. For 2003 and the first quarter of 2004, the Company exceeded the level of earnings required in these covenants. Based on the Company’s fiscal 2004 projections, which reflect slightly improving economic conditions, management believes the Company will be able to maintain compliance with the financial covenants for the next twelve months. The Company also believes that the operating trends in the first quarter of 2004 support the key assumptions in its operating plan. However, there can be no assurance that the economy or the Company will perform as expected or that further economic declines will not adversely impact the Company’s results of operations or its ability to comply with the financial covenants. In addition, the interest coverage ratio changes from an interest coverage ratio to a stricter interest and subordinated indebtedness coverage ratio on May 31, 2004. While the Company believes financial results in 2004 will be better than 2003 results, in the event that economic conditions weaken and/or the Company’s 2004 results fall below 2003 levels, the Company may not meet these financial covenants. The Company believes it will be in compliance with its financial covenants, however, there can be no assurance that the Company will be able to satisfy this stricter financial covenant. If the Company does violate future covenants, it would seek waivers and amendments from its lenders, but can give no assurance that any such waivers and amendments would be available at all or on acceptable terms. If the Company were unable to obtain a waiver of future covenant violations, the lenders would be entitled to require immediate repayment of all amounts outstanding under the Credit Facility. In the event of a default, the Company’s ongoing viability would be seriously threatened, and it would be forced to evaluate a number of strategic alternatives, including a further debt restructuring or other reorganization, the closure of certain operating locations or the sale of certain or all of its assets in order to continue to fund its operations. In the current economic environment, management believes that any such sale of assets would be at depressed prices that could be significantly lower than the net book value of assets sold and might not be sufficient to satisfy the Company’s liabilities.

For the three months ended March 28, 2004, interest expense was $191, which was net of amortization of deferred gain on financial restructuring of $987. Interest rates payable under the Credit Facility are currently set at prime plus 425 basis points through June 30, 2004.

     Four former noteholders, now significant shareholders, also are senior lenders under the Credit Facility, and held 90% of the facility commitments as of May 7, 2004.

(7)	Earnings Per Share

     The following table reconciles net loss and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of the periods ended March 28, 2004 and March 30, 2003:

	Three Months Ended
	March 28,	March 30,
	2004	2003
Basic and diluted earnings per share:
Net loss	$(140)	$(7,700)
Add: Interest expense on 5.75% Notes, net of tax	—	—

Diluted loss	$(140)	$(7,700)
Weighted average common shares outstanding	6,089,938	1,075,248
Add: Dilutive stock options and warrants	—	—
Add: Assumed conversion of 5.75% Notes	—	—

Diluted weighted average common shares outstanding	6,089,938	1,075,248
Basic and diluted earnings per share:	$(0.02)	$(7.16)

     Stock options to purchase 684,646 and 107,170 shares of Common Stock were outstanding under the 2003 Equity Plan and the 1995 Stock Option Plan during the quarters ended March 28, 2004 and March 30, 2003, respectively, but were excluded from the computation of earnings per diluted share because their effect was antidilutive. The conversion of the remaining outstanding 5.75% Notes into 11,989 common shares was also excluded from the computation of earnings per diluted share because its effect was antidilutive. The common stock purchase warrants issued in 2003, which entitle the lenders under the Credit Facility to purchase a total of 768,997 shares of common stock, were also excluded from the computation of earnings per diluted shares because their effect was antidilutive.

(8)	Commitments and Contingencies

     The Company is involved in various legal actions and claims. In the opinion of management, after considering appropriate legal advice, the future resolutions of all actions and claims are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

     During the first quarter of 2004, the Company entered into a significant new lease agreement for its Corporate offices with rent (approximately $257 per year and escalating annually) commencing December 1, 2004 and ending December 31, 2014.

(9)	Segment Information:

     The Company is organized in two segments: Technology Services and Staffing Services. Technology Services provides technical staffing, training and information technology consulting services and technology tools for human capital management. Staffing Services provides temporary staffing services, placement of full-time employees and on-site management of temporary employees. The Company evaluates segment performance based on income from operations before unallocated corporate expenses, restructuring and rationalization charges, stock option compensation, amortization of goodwill and intangible assets, interest expense, gain (loss) on financial restructuring, net and income taxes. Because of the Company’s substantial goodwill, management does not consider total assets by segment an important management tool and, accordingly, the Company does not report this information separately. The table below presents segment information for Technology Services and Staffing Services for the periods ended March 28, 2004 and March 30, 2003:

	Three Months Ended
	March 28,	March 30,
	2004	2003
Total revenues
Technology Services	$67,477	$60,559
Staffing Services	61,779	60,156

Total revenues	129,256	120,715
Gross profit
Technology Services	14,813	13,386
Staffing Services	11,329	11,689

Total gross profit	26,142	25,075
Operating income
Technology Services	2,796	1,232
Staffing Services	1,813	1,028

Total segment operating income, as defined	4,609	2,260
Unallocated corporate expenses	3,669	3,880
Restructuring and rationalization charges	—	99
Stock option compensation expense	913	—
Amortization of intangible assets	—	88
Interest expense	191	4,392
Gain (loss) on financial restructuring, net	—	(1,501)

Loss before income taxes	$(164)	$(7,700)

     The following table sets forth identifiable assets by segment at March 28, 2004 and December 28, 2003:

	March 28,	December 28,
	2004	2003
Accounts receivable, net
Technology services	$52,586	$49,849
Staffing services	24,614	25,853

Total accounts receivable, net	$77,200	$75,702

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes appearing elsewhere in this report. Our fiscal year ends on the Sunday nearest to December 31, and our fiscal quarters end on the Sunday nearest to the end of each calendar quarter.

FORWARD-LOOKING INFORMATION

     In addition to historical information, this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain statements that are forward-looking statements regarding events and financial trends that may affect the Company’s future operating results or financial position. These statements may be identified by words such as “estimate,” “forecast,” “plan,” “intend,” “believe,” “should,” “expect,” “anticipate,” or variations or negatives thereof, or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected in such statements. These risks and uncertainties include, but are not limited to, the following:

•	changes in levels of unemployment and other economic conditions in the United States, or in particular regions or industries;

•	changes or reductions in corporate information technology spending levels;

•	our ability to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions;

•	the impact of competitive pressures, including any change in the demand for our services, or our ability to maintain or improve our operating margins;

•	a federal, state or local government audit of our income, payroll or other tax returns and the risk that assessments for additional taxes, penalties and interest could be levied against the Company, which could affect our liquidity;

•	the entry of new competitors into the marketplace or expansion by existing competitors;

•	the Company’s success in attracting, training and retaining qualified management personnel and other staff employees;

•	reductions in the supply of qualified candidates for temporary employment or our ability to attract qualified candidates;

•	the possibility of the Company incurring liability for the activities of our temporary employees or for events impacting our temporary employees on clients’ premises;

•	the risk in an uncertain economic environment of increased incidences of employment disputes, employment litigation and workers’ compensation claims;

•	the risk that further cost cutting or restructuring activities undertaken by the Company could cause an adverse impact on certain of our operations;

•	further economic declines that could affect our liquidity or ability to comply with our loan covenants;

•	the risks of defaults under the Company’s credit agreements;

•	adverse changes in credit and capital markets conditions that may affect our ability to obtain financing or refinancing on favorable terms;

•	adverse changes to management’s periodic estimates of future cash flows that may affect our assessment of our ability to fully recover our goodwill;

•	whether governments will impose additional regulations or licensing requirements on staffing services businesses in particular or on employer/employee relationships in general; and

•	other matters discussed in this report and the Company’s other SEC filings.

Because long-term contracts are not a significant part of our business, future results cannot be reliably predicted by considering past trends or extrapolating past results. We undertake no obligation to update forward-looking information contained in this report.

THE COMPANY

     The Company is organized into two Divisions: the Technology Services division (“Technology Services”), which provides information technology staffing and consulting services in a range of computer-related disciplines and technology tools for human capital management, and the Staffing Services division (“Staffing Services”), which provides a variety of temporary office, clerical, accounting and finance, light technical and light industrial staffing services. Approximately 52% of the Company’s first quarter 2004 revenues came from Technology Services and 48% came from Staffing Services.

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

     Directs costs of services are our actual costs related to our billable employees and include the pay rate and payroll taxes, benefits and insurance costs and other similar expenses. Gross margin is influenced by the utilization rate for each billable employee, our business mix, seasonal trends as we move through each calendar year and our ability to manage other employment related costs, such as workers compensation costs. The Technology Services business is affected by the timing of holidays and seasonal vacation patterns, generally resulting in lower revenues and gross margins in the fourth quarter of each year. The Staffing Services business is also subject to the seasonal impact of summer and holiday employment trends. Typically, the Staffing Services business is stronger in the second half of each calendar year than in the first half.

EXECUTIVE OVERVIEW

     Our revenue trends in the first quarter of 2004, especially in Technology Services, provided some of the clearest evidence yet of the improving economy. Despite normal seasonal influences, which resulted in a weak January in each of our business lines, our revenues strengthened in February and March such that the first quarter showed year-over-year and sequential increases in total revenues. Technology Services grew its net billable headcount during the quarter. Although significant increases in state unemployment insurance rates, workers’ compensation costs and increased medical costs had unfavorable impacts on profits in both divisions, our revenues and profits during the quarter were higher than we expected, and the quarterly results have positioned the Company well for the balance of the year.

     In April 2003, we completed a comprehensive financial restructuring in which we converted $109.7 million of outstanding 5.75% Notes to equity and refinanced our senior revolving credit facility. The credit facility, as amended in connection with the financial restructuring, now provides for a $70.7 million revolving line of credit due November 1, 2004, subject to a maturity date extension through May 1, 2005. As the result of the debt elimination produced by the restructuring and the accounting treatment requiring the deferred gain related to the senior debt to be amortized into interest over the term of our credit facility, we greatly reduced our interest expense from $4.4 million in the first quarter of 2003 to $0.2 million for the first quarter of 2004. In connection with the restructuring, we also effected a 1-for-25 reverse stock split of our common stock. All common stock share and per share amounts contained in this report, including the number of shares of common stock issued in connection with our financial restructuring, have been restated to reflect this reverse stock split as if it had occurred at the beginning of the periods presented.

RESULTS OF OPERATIONS

     Quarter Ended March 28, 2004 Versus Quarter Ended March 30, 2003

Operating Results

     Total revenues increased 7.1%, to $129.3 million in the first quarter of 2004 from $120.7 million in the first quarter of 2003. Direct costs, consisting of payroll and related expenses of consultants and temporary workers, increased 7.8% to $103.1 million in the first quarter of 2004 on the higher revenues. Gross profit increased 4.3% to $26.1 million primarily on the higher revenues. Gross profit as a percentage of revenue decreased to 20.2% in the first quarter of 2004 from 20.8% in the first quarter of 2003, primarily as the result of higher state unemployment tax rates and increased workers’ compensation and medical costs.

     Operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization expense, decreased 5.9% to $25.2 million in the first quarter of 2004 from $26.8 million in the first quarter of 2003. This decrease was primarily due to the Company’s aggressive cost management program, offset by increases in its state unemployment tax rates and medical costs. As a percentage of revenues, selling, general and administrative expenses decreased to 18.7% in the first quarter of 2004 from 21.0% in the first quarter of 2003. In addition, depreciation and amortization expense decreased to 0.8% of revenues in the first quarter of 2004 from 1.2% in the first quarter of 2003.

Technology Services Division

     Technology Services revenues increased 11.4%, to $67.5 million in the first quarter of 2004 from $60.6 million in the first quarter of 2003. Technology Services billable consultants on assignment began to climb again during 2003, and increased for the quarter from approximately 1,950 at year-end 2003 to approximately 1,980 at the end of the first quarter. The following table summarizes the quarterly revenue and billable headcount (as of the end of each period) for the Technology Services operations for the first quarter of 2004 and 2003 (revenues in thousands):

	2004	2003
	Q1	Q1
Revenues	$67,477	$60,559
Billable headcount	1,980	1,830

     We are encouraged by the revenue trends in the second half of 2003 and through the first quarter of 2004, but the Company cannot assure you that Technology Services revenues will continue to increase as the broader economy strengthens or other uncertainties subside.

     Gross margin percentage in Technology Services was 22.0% for the first quarter of 2004, down 10 basis points from the first quarter of 2003, primarily as a result of the higher state unemployment tax rates. We believe our gross margins are stabilizing after several years of margin compression from customer pressure on bill rates and a market driven shift in mix of business away from higher margin new systems development work. Operating income rose to $2.8 million, or 4.1% of revenues, for the Technology Services operations in the first quarter of 2004 compared to $1.2 million, or 2.0% of revenues, in the first quarter of 2003, primarily due to our ongoing efforts to aggressively manage costs.

Staffing Services Division

     Staffing Services revenues increased 2.7% to $61.8 million in the first quarter of 2004 primarily due to improvement in the retail component of the Company’s temporary staffing business and permanent placement revenues, which were partially offset by a decline in the Company’s VOP business. Operating income rose to $1.8 million, or 2.9% of revenues, for the Staffing Services operations in the first quarter of 2004, up from $1.0 million, or 1.7% of revenues, in the first quarter of 2003. Consistent with the historical seasonal trends, our revenues and billable hours fell from fourth quarter 2003 levels, with a significant amount of this decline attributable to one large VOP customer. The following table summarizes the quarterly revenues and billable hours for the Staffing Services operations for the first quarter of 2004 and 2003 (in thousands):

	2004	2003
	Q1	Q1
Revenues	$61,779	$60,156
Billable hours	3,568	3,574

     The change in business mix discussed above also impacts the division’s gross margins, as the VOP business typically carries higher volume and lower gross margins compared to the higher margin permanent placement business. The following table summarizes the quarterly business mix for the Staffing Services division for the first quarter of 2004 and the first quarter of 2003:

	2004	2003
	Q1	Q1
Retail	64.4%	60.6%
VOP	33.0%	37.4%
Permanent placement	2.6%	2.0%

Total	100.0%	100.0%

     The Company expects to see moderate improvements in demand for its commercial staffing services, including our retail and permanent placement operations, for the remainder of 2004 if the predicted employment and economic environment strengthen.

Restructuring and Rationalization Charges

     During the years 2001 through 2003, the Company implemented a plan to restructure and rationalize certain operations. In the first quarter of 2003, the Company recorded charges totaling $0.1 million, primarily related to employee severance costs.

     Following is a summary of the accrued liability for cash restructuring and rationalization charges for the three months ended March 28, 2004 (in thousands):

	Employee	Lease
	Severance	Costs	Total
Accrued liability at December 28, 2003	$26	$4,733	$4,759
Cash payments	(20)	(525)	(545)

Accrued liability at March 28, 2004	$6	$4,208	$4,214

     Of the remaining accrued liability at March 28, 2004, the Company expects to pay approximately $1.6 million over the next 12 months and the balance, primarily lease payments, over the following six years.

Stock Option Compensation Expense

     Stock option compensation expense represents the non-cash charge associated with certain stock options that were issued within a six-month period after cancellation of old stock options and subsequently are accounted for as variable stock options under FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions involving Stock Compensation.” We expect to continue to record adjustments to income from stock option compensation in future periods due to continued vesting of such stock options and any subsequent changes in the price of our common stock.

Interest Expense

     Interest expense decreased 95.7%, to $0.2 million in the first quarter of 2004 from $4.4 million in the first quarter of 2003, primarily as a result of the comprehensive financial restructuring completed in April 2003. The reported interest expense of $0.2 million for the first quarter of 2004 is net of amortization of deferred gain on financial restructuring of $1.0 million. The average interest rate on borrowings was 8.4% in the first quarter of 2004, up 110 basis points from the first quarter of 2003.

Gain (Loss) on Financial Restructuring, Net

     The gain on financial restructuring that resulted from the conversion of $109.7 million of the Company’s 5.75% Notes to equity is net of professional fees incurred in connection with the financial restructuring. Fees incurred in the first quarter of 2003 totaled $1.5 million, and all prior year costs were previously classified in restructuring and rationalization charges. These fees have been reclassified for all periods presented.

Provision (Benefit) for Income Taxes

     The Company recorded a $0.02 million benefit for income taxes in the first quarter of 2004. The effective tax benefit rate of 15% in the first quarter of 2004 was lower than the U.S. federal statutory rate of 35% primarily due to the impact of non-deductible expenses and the provision of valuation allowances against deferred income tax assets. Because of the changes in ownership of the Company that occurred in connection with the financial restructuring on April 14, 2003, the utilization of net operating losses generated prior to that date will not be available to offset future taxable income. The Company has deferred tax assets relating to deductible temporary differences and NOL carryforwards generated since April 14, 2003 which are fully reserved through a valuation allowance to the extent they are not offset by deferred tax liabilities. No benefit for income taxes was recorded in the first quarter of 2003 since the realization of such tax benefits in the future is not reasonably assured.

LIQUIDITY AND CAPITAL RESOURCES

     Overview

     While revenues in Technology Services and Staffing Services improved in the first quarter of 2004, the Company has experienced declines in revenues over the previous two years as the result of weak economic conditions. We expect improvements in demand for our services to continue in 2004 in light of the improving, but somewhat uncertain, economic climate. In light of these expectations, we have continued our focus on aggressive management of expenses, limiting capital expenditures to only the highest priority projects and managing our accounts receivable very closely. As a result of the reduced need for working capital and these priorities, our cash needs were lower in the first quarter of 2004 than in prior years and should be only moderately higher for the next 12 months.

     Prior to the comprehensive financial restructuring in April 2003, our primary sources of cash were cash from operations and income tax refunds. As a result of the completion of the financial restructuring and the related execution of amendments and maturity date extensions to the Credit Facility, the Company’s sources of cash now also include available borrowings under the Credit Facility. At March 28, 2004, we had $11.9 million of available borrowings under the Credit Facility. Our principal uses of cash are to repay debt, fund working capital and meet our diminished requirements for capital expenditures. Additionally, the Company may use cash to fund a portion or all of any acquisition expenditures, as described below. We believe, subject to the conditions and contingencies described above in “—Forward-Looking Information,” that cash flow from operations, borrowings under our Credit Facility and the proceeds of additional debt or equity offerings will be adequate to meet our ongoing debt repayment objectives, diminished needs for working capital and capital expenditures and any acquisition funding needs that may arise.

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

     In connection with its financial restructuring, the Company used substantially all of its cash on hand, after payment of transaction expenses, to repay $38.0 million outstanding under its Credit Facility and eliminated an additional $120.0 million of its outstanding indebtedness. These actions resulted in substantial reductions in the Company’s interest expense. The Credit Facility, as amended in connection with the financial restructuring, now provides for a $70.7 million revolving line of credit due November 1, 2004, subject to a maturity date extension through May 1, 2005 if the Company is in compliance with its covenants. The Company paid $0.4 million on April 30, 2004 to extend the Credit Facility from May 1, 2004 through November 1, 2004. Availability of borrowings under the Credit Facility is subject to a borrowing base calculated as specified percentages of the Company’s eligible accounts receivable (as defined) in the aggregate. The Credit Facility’s covenants include a requirement for monthly maintenance of cumulative EBITDA levels and an interest and subordinated indebtedness coverage ratio (both as defined in the amended agreement). The Credit Facility also contains restrictions on the payment of cash dividends on the Company’s capital stock and places additional limitations on share repurchases, acquisitions and capital expenditures. Interest rates payable under the Credit Facility are set at prime plus 425 basis points through June 2004 with increases during each six-month period through May 1, 2005.

     The Company is subject to periodic review by federal, state and local taxing authorities in the ordinary course of business, and is currently engaged in certain audits that may result in assessments for certain deficiencies. In any of these cases or in other audits of our income, payroll or other tax returns, the appropriate taxing authority could challenge certain tax positions that we have taken and propose adjustments that could result in assessments for additional taxes payable, together with penalties and interest. The Company believes that its tax positions comply with applicable tax laws and we would vigorously defend these positions if challenged. In addition, although the Company believes that it has adequately accrued for any foreseeable payments resulting from tax examinations, there can be no assurance that any such additional taxes, penalties or interest payable would not have a material effect on the Company’s liquidity or financial condition.

     Quarter Ended March 28, 2004 Versus March 30, 2003

     The following table summarizes our cash flow activity for the periods ended March 28, 2004 and March 30, 2003 (in thousands):

	Three months ended
	March 28,	March 30,
	2004	2003
Net cash provided by operating activities	$1,704	$67
Net cash used in investing activities	(80)	(430)
Net cash provided by (used in) financing activities	815	(922)

Net increase (decrease) in cash and cash equivalents	$2,439	$(1,285)

     For the three months ended March 28, 2004, cash provided by operating activities was $1.7 million compared with $0.1 million in the first three months of 2003. In the first quarter of 2004, cash was used for accounts receivable due to increasing business activity levels, offset somewhat by a reduction in day’s sales outstanding. In the aggregate, day’s sales outstanding decreased to 47 days at March 28, 2004 from 51 days at December 28, 2003. Cash used in investing activities related to the Company’s capital spending and was $0.1 million in the first quarter of 2004 compared with $0.4 million during the first quarter of 2003. Cash provided by financing activities was $0.8 million in the first quarter of 2004, compared to cash used in financing activities of $0.9 million in the first quarter of 2003.

     The Company had accrued restructuring and rationalization charges of $4.2 million at March 28, 2004 and expects to pay approximately $1.6 million of such charges during the next 12 months and the balance, primarily lease payments, over the following six years. In addition, we intend to repay the 5.75% Notes with borrowings under our Credit Facility and as a result, have classified the 5.75% Notes as long-term at March 28, 2004.

     Debt Compliance

     The Company’s ability to continue operating is largely dependent upon its ability to maintain compliance with the financial covenants of the Credit Facility. The financial covenants include a cumulative monthly EBITDA requirement and a monthly interest and subordinated indebtedness coverage ratio (both as defined). The amended Credit Facility defines consolidated EBITDA as consolidated net income before interest expense, income taxes, depreciation and amortization, non-cash impairment charges, restructuring and rationalization charges, professional fees relating to the debt restructuring and non-cash compensation expense for the stock options. For 2003 and the first quarter of 2004, the Company exceeded the level of earnings required in these covenants. Based on the Company’s fiscal 2004 projections, which reflect slightly improving economic conditions, management believes the Company will be able to maintain compliance with the financial covenants for the next twelve months. The Company also believes that the operating trends in the first quarter of 2004 support the key assumptions in its operating plan. However, there can be no assurance that the economy or the Company will perform as expected or that further economic declines will not adversely impact the Company’s results of operations or its ability to comply with the financial covenants. In addition, the interest coverage ratio changes from an interest coverage ratio to a stricter interest and subordinated indebtedness coverage ratio on May 31, 2004. While the Company believes financial results in 2004 will be better than 2003 results, in the event that economic conditions weaken and/or the Company’s 2004 results fall below 2003 levels, the Company may not meet these financial covenants. The Company believes it will be in compliance with its financial covenants, however, there can be no assurance that the Company will be able to satisfy this stricter financial covenant. If the Company does violate future covenants, it would seek waivers and amendments from its lenders, but can give no assurance that any such waivers and amendments would be available at all or on acceptable terms. If the Company were unable to obtain a waiver of future covenant violations, the lenders would be entitled to require immediate repayment of all amounts outstanding under the Credit Facility. In the event of a default, the Company’s ongoing viability would be seriously threatened, and it would be forced to evaluate a number of strategic alternatives, including a further debt restructuring or other reorganization, the closure of certain operating locations or the sale of certain or all of its assets in order to continue to fund its operations. In the current economic environment, management believes that any such sale of assets would be at depressed prices that could be significantly lower than the net book value of assets sold and might not be sufficient to satisfy the Company’s liabilities.

     The Company’s common stock has traded since November 2002 on the Over the Counter Bulletin Board (the “OTC Bulletin Board”). The restructuring agreement for the Company’s financial restructuring contemplates that the Company will use its best efforts to procure a new stock exchange listing for its common stock and we have recently applied to list our common stock on The NASDAQ National Market. In the meantime the common stock will continue to trade on the OTC Bulletin Board under the symbol “VPTR.OB.”

     As a result of the financial restructuring, the aggregate outstanding principal amount of the 5.75% Notes was reduced to approximately $5.3 million. As of March 28, 2004, the Company believes it was in compliance with the indenture related to the 5.75% Notes. Failure to maintain or effect the listing of the common stock on a national securities exchange or an established automated over-the-counter trading market in the United States would constitute a repurchase event under the 5.75% Notes and entitle each remaining noteholder to demand repayment of its Notes in full. Under the terms of the Credit Facility, the Company is prohibited from repaying any of the 5.75% Notes prior to their scheduled maturity in July 2004. If the Company were unable to obtain a waiver under the Credit Facility to permit repayment of any noteholder who made such a demand following a repurchase event, and were also unable to obtain waivers of such repurchase event from each demanding noteholder, events of default could occur under the 5.75% Notes and the Credit Facility. The noteholders could accelerate the payment of all of the debt obligations evidenced by the remaining outstanding 5.75% Notes, and the Credit Facility lenders could demand repayment of the Credit Facility in full.

CONTRACTUAL AND COMMERCIAL COMMITMENTS

     During the first quarter of 2004, the Company entered into a significant new lease agreement for its Corporate offices with rent (approximately $0.3 million per year and escalating annually) commencing December 1, 2004 and ending December 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our outstanding debt under the Credit Facility at March 28, 2004, was $51.0 million. Interest on borrowings under that facility was based on the prime rate plus a variable margin. Based on the outstanding balance at March 28, 2004, a change of 1% in the interest rate would cause a change in interest expense of approximately $0.5 million on an annual basis.

ITEM 4. CONTROLS AND PROCEDURES

     Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s first fiscal quarter that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

     PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits — The exhibits filed with or incorporated by reference into this Form 10-Q are set forth in the Exhibit Index, which immediately precedes the exhibits to this report.

(b)	Reports on Form 8-K — The Company furnished a report on Form 8-K on February 12, 2004, announcing the Company’s financial results for the quarter and year ended December 28, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURI PARTNERS, INC.
(Registrant)

Date: May 11, 2004	By:	/s/ Larry L. Enterline

Larry L. Enterline
Chairman and Chief Executive Officer

Date: May 11, 2004	By:	/s/ James C. Hunt

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