Form 10-Q
period 2004-06-27
VENTURI PARTNERS INC
filed 2004-08-11
CIK 948850

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2004

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
Yes ☐ No ☒

     As of July 31, 2004, 6,089,938 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

VENTURI PARTNERS, INC.

ITEM 1. FINANCIAL STATEMENTS

Venturi Partners, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations
For the Periods Ended June 27, 2004 and June 29, 2003
(in thousands, except per share data)

	Three months ended		Six months ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Revenues	$136,494	$122,509	$265,750	$243,225
Direct costs of services	107,708	95,871	210,822	191,512

Gross profit	28,786	26,638	54,928	51,713
Operating expenses:
Selling, general and administrative	24,358	24,125	48,478	49,495
Depreciation and amortization	1,025	1,341	2,107	2,753
Goodwill impairment	41,700	—	41,700	—
Restructuring and rationalization charges	—	2,016	—	2,115
Stock option compensation (income)	(89)	—	824	—

Operating loss	(38,208)	(844)	(38,181)	(2,650)
Interest expense	300	744	491	5,136
Gain on financial restructuring, net	—	84,634	—	83,132

Income (loss) before income taxes	(38,508)	83,046	(38,672)	75,346
Provision (benefit) for income taxes	(864)	—	(888)	—

Net income (loss)	$(37,644)	$83,046	$(37,784)	$75,346

Basic and diluted earnings per common share	$(6.18)	$15.61	$(6.20)	$23.57
Weighted average basic and diluted common shares outstanding	6,089,938	5,319,005	6,089,938	3,197,127

The accompanying notes are an integral part of these statements.

Venturi Partners, Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets
June 27, 2004 and December 28, 2003
(in thousands, except share data)

	June 27,	December 28,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$41	$508
Accounts receivable, net of allowance for doubtful accounts of $3,573 and $3,487 in 2004 and 2003, respectively	76,877	75,702
Prepaid expenses and other current assets	4,232	4,527
Recoverable income taxes	—	35

Total current assets	81,150	80,772
Property and equipment, net	7,446	9,271
Goodwill	61,832	103,532
Other assets	1,288	785

Total assets	$151,716	$194,360

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$58,784	$370
Accounts payable	11,655	15,471
Accrued wages, benefits and other	40,281	39,737

Total current liabilities	110,720	55,578
Long-term debt -
Convertible subordinated notes	—	5,339
Revolving credit facility	—	55,264
Other long-term liabilities	13,275	13,498

Total liabilities	123,995	129,679
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; shares authorized 5,000; no shares issued and outstanding	—	—
Common stock, $.01 par value; shares authorized 95,000; 6,090 shares issued and outstanding	61	61
Additional paid-in capital	297,105	296,281
Retained earnings (accumulated deficit)	(269,445)	(231,661)

Total shareholders’ equity	27,721	64,681

Total liabilities and shareholders’ equity	$151,716	$194,360

The accompanying notes are an integral part of these balance sheets.

Venturi Partners, Inc. and Subsidiaries

Unaudited Consolidated Statements of Shareholders’ Equity
For the Period Ended June 27, 2004
(in thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance, December 28, 2003	6,090	$61	$296,281	($231,661)	$64,681
Stock option compensation	—	—	824	—	824
Net loss	—	—	—	(37,784)	(37,784)

Balance, June 27, 2004	6,090	$61	$297,105	($269,445)	$27,721

The accompanying notes are an integral part of these statements.

Venturi Partners, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended June 27, 2004 and June 29, 2003
(in thousands)

	Six months ended
	June 27,	June 29,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(37,784)	$75,346
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,107	2,753
Amortization of deferred gain on financial restructuring, net	(1,974)	(824)
Goodwill impairment	41,700	—
Stock option compensation	824	—
Gain on financial restructuring, net	—	(83,132)
Deferred income taxes	(1,042)	—
Changes in assets and liabilities:
Accounts receivable	(1,175)	7,700
Recoverable income taxes	35	25,118
Accounts payable and accrued liabilities	(2,345)	(2,279)
Other, net	38	2

Net cash provided by operating activities	384	24,684
Cash flows from investing activities:
Purchase of property and equipment, net	(282)	(505)

Net cash used in investing activities	(282)	(505)
Cash flows from financing activities:
Repayments under credit facility	(11,900)	(41,985)
Borrowings under credit facility	11,900	3,000
Credit facility amendment fees	(354)	(1,680)
Repayments of other debt, net	(215)	(648)
Restructuring payments to bondholders	—	(1,314)

Net cash used in financing activities	(569)	(42,627)

Net decrease in cash and cash equivalents	(467)	(18,448)
Cash and cash equivalents at beginning of period	508	22,623

Cash and cash equivalents at end of period	$41	$4,175

Supplemental cash flow information:
Cash payments during the period for –
Interest	$2,291	$8,343
Income taxes	37	—

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

(2) Subsequent Events

     On July 19, 2004, the Company and certain of its subsidiaries entered into an agreement and plan of merger (the “Merger Agreement”) with COMSYS Information Technology Services, Inc., its parent corporation, COMSYS Holding, Inc. (together with its subsidiaries, “COMSYS”), and each holder of capital stock of COMSYS Holding, Inc. party thereto (the “COMSYS Stockholders”). The Merger Agreement contemplates that a subsidiary of the Company will merge with and into COMSYS Holding, Inc. (the “Merger”), and COMSYS will continue as the surviving entity and will be a wholly owned subsidiary of the Company. In the Merger, the COMSYS Stockholders will receive new shares of the Company’s common stock, and holders of shares of Company common stock held immediately prior to the Merger will continue to hold their shares immediately after the Merger. The completion of the Merger is subject to several conditions, including approval by the Company’s stockholders, the availability of financing for the combined company, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the sale of the Company’s Staffing Services business, either on the terms described below or on other terms acceptable to COMSYS. Upon completion of the Merger, the COMSYS Stockholders will own in the aggregate approximately 55.4% of the common stock of the combined company, on a fully diluted basis, subject to certain adjustments set forth in the Merger Agreement. The Merger is intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended. The Company may be required to pay certain termination fees if the transactions are not consummated as planned.

     In addition, on July 19, 2004, the Company, one of its subsidiaries and Compass CS Inc. (“Compass”) entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which the Company agreed to sell its Staffing Services business to Compass for $30,300 in cash. The Company expects the sale transaction to yield approximately $25,500 in cash proceeds, after expenses of the transaction and payment of certain retained liabilities of the Staffing Services business. The completion of the sale of the Staffing Services business is subject to several conditions, including the simultaneous completion of the Merger and the approval of the sale by the Company’s stockholders as well as each beneficial owner of 5% or more of the Company’s common stock. The purchaser in this transaction, Compass, is affiliated with The Compass Group International LLC, the parent entity of two significant stockholders of the Company. A member of the Company’s board of directors is a director of Compass CS, as well as a principal of The Compass Group International LLC.

     The Company’s unaudited financial statements as of June 27, 2004 do not reflect any adjustments relating to the Merger Agreement or the Stock Purchase Agreement except as relates to the interim goodwill impairment provision for Staffing Services discussed further in Note 6, “Goodwill.”

     In connection with the Merger Agreement, the Company entered into a second amendment (the “Second Rights Agreement Amendment”) to its Amended and Restated Rights Agreement dated as of April 14, 2003 (the

“Rights Agreement”). The Second Rights Agreement Amendment generally provides that the Rights (as defined in the Rights Agreement) will not become exercisable as a result of execution of the Merger Agreement and completion of the transactions contemplated thereby. The Second Rights Agreement Amendment also provides that the Rights Agreement will terminate immediately prior to the effective time of the Merger.

(3) Comprehensive Financial Restructuring

     In April 2003, the Company completed a comprehensive financial restructuring with its senior lenders and the holders of $109,661 outstanding principal amount of its 5.75% Convertible Subordinated Notes due 2004 (the “5.75% Notes”) in which it issued new shares of the Company’s capital stock to the participating noteholders in exchange for their 5.75% Notes (the “Exchange Transaction”). In the Exchange Transaction, the participating noteholders in the aggregate received $3,153 in cash and 5,015,349 shares of common stock (after conversion of preferred stock initially issued in the Exchange Transaction), which represented approximately 82% of the Company’s outstanding capital stock immediately after the Exchange Transaction. The Company’s existing shareholders retained ownership of their outstanding 1,075,248 shares of common stock, which represented approximately 18% of the outstanding capital stock.

     To facilitate the closing of the Exchange Transaction, the Company also restructured its senior debt (the “Senior Debt Restructuring”). In the Senior Debt Restructuring, the senior lenders forgave indebtedness in the amount of $10,300, eliminated existing equity appreciation rights associated with the revolving credit facility and agreed to certain further amendments. As a result of the Exchange Transaction and the Senior Debt Restructuring, the Company used substantially all of its cash on hand, after payment of transaction expenses, to repay $37,985 of its outstanding credit facility and eliminated an additional $119,961 of its outstanding indebtedness, which resulted in substantial reductions in the Company’s interest expense. No provision for income taxes was recorded in 2003 since the gain from financial restructuring was not subject to income tax.

     The amended revolving credit facility (the “Credit Facility”) provides for a $70,700 revolving line of credit due November 1, 2004 and may be extended for an additional six-month period through May 1, 2005, assuming the Company is in compliance with its covenants. Availability of borrowings under the Credit Facility is subject to a borrowing base calculated as specified percentages of the Company’s eligible accounts receivable (as defined) in the aggregate. The Credit Facility’s financial covenants include monthly maintenance of cumulative EBITDA levels and an interest coverage ratio (both as defined in the amended agreement). The Credit Facility also contains restrictions on the payment of cash dividends on the Company’s capital stock and places additional limitations on share repurchases, acquisitions and capital expenditures. Finally, the Company issued common stock purchase warrants to the lenders under the Credit Facility entitling them to purchase a total of 768,997 shares of common stock, or 10% of the outstanding common stock on a fully diluted basis as of the closing date of the financial restructuring. The Company engaged an independent valuation firm to assist in the determination of the fair value of these warrants and recorded $1,538 as additional shareholders’ equity with a corresponding reduction in the related outstanding senior debt. These warrants are exercisable in whole or part over a 10-year period at an exercise price of $7.8025 per share, which was based on an assumed equity valuation for the Company of $60,000. The exercise price for these warrants exceeded the estimated fair value of the underlying equity at the issuance date. Interest rates payable under the Credit Facility are set at prime plus 450 basis points through December 2004 and at prime plus 500 basis points through May 1, 2005.

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

     The following disclosures are presented to reflect the Company’s pro forma net income (loss) for the periods ended June 27, 2004 and June 29, 2003 as if the Company had applied the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. In preparing these disclosures, the Company has determined the value of all outstanding stock options granted under the 1995 Stock Option Plan, which was terminated, and the Company’s 2003 Equity Incentive Plan, in each case using the Black-Scholes model and based on the following weighted average assumptions used for grants:

	Period Ended	Period Ended
	June 27, 2004	June 29, 2003
Risk-free interest rate	3.1%	3.0%
Expected divident yield	0.0%	0.0%
Expected life	5	5
Expected volatility	82.3%	83.9%

     The fair value of stock options granted under the 2003 Equity Plan in the first half of 2004 and the first half of 2003 was approximately $24 and $1,274, respectively. Had compensation expense been determined consistent with the fair value method, utilizing the assumptions set forth above and the straight-line amortization method over the vesting period, the Company’s net income (loss) would have reflected the following pro forma amounts:

	Three months ended		Six months ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Net income (loss), as reported	$(37,644)	$83,046	$(37,784)	$75,346
Add: Stock option compensation included in reported net income	(89)	—	824	—
Deduct: Stock option compensation determined using a fair value based method for all awards	(264)	(222)	(549)	(444)
Tax effect	141	89	(110)	177

Pro forma net income (loss)	$(37,856)	$82,913	$(37,619)	$75,079

Basic and diluted earnings per share, as reported	$(6.18)	$15.61	$(6.20)	$23.57
Pro forma basic and diluted earnings per share	$(6.22)	$15.59	$(6.18)	$23.48

(5) Restructuring and Rationalization Charges

     During the years 2001 through 2003, the Company implemented a plan to restructure and rationalize certain operations. In the second quarter of 2003, the Company recorded charges totaling $2,016, primarily related to lease termination and employee severance costs.

     Following is a summary of the accrued liability for cash restructuring and rationalization charges for the period ended June 27, 2004:

	Employee	Lease
	Severance	Costs	Total
Accrued liability at December 28, 2003	$26	$4,733	$4,759
Cash payments	(20)	(525)	(545)

Accrued liability at March 28, 2004	6	4,208	4,214
Cash payments	—	(452)	(452)

Accrued liability at June 27, 2004	$6	$3,756	$3,762

     Of the remaining accrued liability at June 27, 2004, the Company expects to pay approximately $1,563 over the next 12 months and the balance, primarily lease payments, over the following seven years.

(6) Goodwill

     The Company completed its annual impairment assessment in the fourth quarter of 2003 and determined there was no further impairment at that time. In order to assess the fair value of its goodwill, the Company engaged an independent valuation firm to assist in determining the fair value. The fair value of each of the Company’s two reporting units was calculated as of December 28, 2003 on an enterprise value basis using the market multiple and discounted cash flow approaches. Under the market multiple approach, market ratios and performance fundamentals relating to similar public companies’ stock prices or enterprise values were applied to the reporting units to determine their enterprise value. Under the discounted cash flow approach, the indicated enterprise value was determined using the present value of the projected future cash flows to be generated considering appropriate discount rates. The discount rates used in the calculation reflected all associated risks of realizing the projected future cash flows. Certain of the valuation assumptions were based on management’s expectations for future performance of the Technology Services and Staffing Services reporting units. These assumptions include the expected time frame of technology spending and broader economic recoveries as well as future growth rates in the Technology Services and Staffing Services businesses. A discount rate of 16-17% was utilized in the discounted cash flow valuation approach due principally to the inherent uncertainties associated with these assumptions.

     Subsequent to March 28, 2004, the Company entered into substantive negotiations with Compass for the sale of its Staffing Services division. The negotiations were concluded in July 2004. As discussed in Note 2, the sale of Staffing Services pursuant to the Stock Purchase Agreement will occur only if the Company’s Merger transaction with COMSYS is consummated. Based on the estimated proceeds to be received in connection with the Stock Purchase Agreement, the Company recognized an impairment loss of $41,700 associated with Staffing Service’s goodwill in the second fiscal quarter of 2004. The primary reasons for impairment were, among other factors, the downward adjustment in projected results of the Staffing Services division, caused in part by the loss of certain key customers, and increased discounting of those future results based on the current assessment of risk inherent in the business.

(7) Debt

     The Company’s debt consisted of the following at June 27, 2004 and December 28, 2003:

	June 27,	December 28,
	2004	2003
5.75% Notes due July 2004	$5,339	$5,339
Revolving credit facility	50,000	50,000
Deferred gain on financial restructuring, net	3,290	5,264
Other	155	370

	58,784	60,973
Less current portion	58,784	370

	$—	$60,603

     The 5.75% Notes were due in July 2004, and were paid in full at their stated maturity subsequent to period end.

     As a result of the completion of the Company’s financial restructuring and the execution of amendments and maturity date extensions, the Credit Facility provides for a $70,700 revolving line of credit due November 1, 2004 and may be extended through May 1, 2005 subject to specified conditions.

     The Company’s ability to continue operating is largely dependent upon its ability to maintain compliance with the financial covenants of the Credit Facility. The financial covenants include a cumulative monthly EBITDA requirement and a monthly interest coverage ratio (both as defined). The amended Credit Facility defines consolidated EBITDA as consolidated net income before interest expense, income taxes, depreciation and amortization, non-cash impairment charges, restructuring and rationalization charges, professional fees relating to the debt restructuring and non-cash compensation expense for the stock options. For 2003 and the first six months of 2004, the Company complied with these covenants. Based on the Company’s fiscal 2004 projections, which reflect slightly improving economic conditions, management believes the Company will be able to maintain compliance with the financial covenants for the remainder of the credit facility term. The Company also believes that the operating trends in the first six months of 2004 support the key assumptions in its operating plan. However, there can be no assurance that the economy or the Company will perform as expected or that further economic declines will not adversely impact the Company’s results of operations or its ability to comply with the financial covenants. Additionally, while the Company believes financial results in 2004 will be better than 2003 results, in the event that economic conditions weaken and/or the Company’s 2004 results fall below 2003 levels, the Company may not meet these financial covenants. If the Company does violate future covenants, it would seek waivers and amendments from its lenders, but can give no assurance that any such waivers and amendments would be available at all or on acceptable terms. If the Company were unable to obtain a waiver of future covenant violations, the lenders would be entitled to require immediate repayment of all amounts outstanding under the Credit Facility. In the event of a default, the Company’s ongoing viability would be seriously threatened, and it would be forced to evaluate a number of strategic alternatives, including a further debt restructuring or other reorganization, the closure of certain operating locations or the sale of certain or all of its assets in order to continue to fund its operations. In the event that we attempted to sell assets in order to continue to fund our operations, there can be no assurance that the proceeds of any such sales would be sufficient to satisfy the Company’s liabilities

     For the three months and six months ended June 27, 2004, interest expense was $300 and $491, respectively, which was net of amortization of deferred gain on financial restructuring of $987 and $1,974, respectively. Interest rates payable under the Credit Facility are currently set at prime plus 450 basis points through December 31, 2004.

     Four former noteholders, now significant shareholders, also are senior lenders under the Credit Facility, and held 90% of the facility commitments as of August 5, 2004.

(8) Earnings Per Share

     The following table reconciles net income (loss) and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of the three- and six-month periods ended June 27, 2004 and June 29, 2003:

	Three months ended		Six months ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Basic and diluted earnings per share:
Net income (loss)	$(37,644)	$83,046	$(37,784)	$75,346
Add: Interest expense on 5.75% Notes, net of tax	—	—	—	—

Diluted income (loss)	$(37,644)	$83,046	$(37,784)	$75,346
Weighted average common shares outstanding	6,089,938	5,319,005	6,089,938	3,197,127
Add: Dilutive stock options and warrants	—	—	—	—
Add: Assumed conversion of 5.75% Notes	—	—	—	—

Diluted weighted average common shares outstanding	6,089,938	5,319,005	6,089,938	3,197,127
Basic and diluted earnings per share:	$(6.18)	$15.61	$(6.20)	$23.57

     Stock options to purchase 684,033 and 526,083 shares of Common Stock were outstanding under the 2003 Equity Incentive Plan and the 1995 Stock Option Plan during the quarters ended June 27, 2004 and June 29, 2003, respectively, but were excluded from the computation of earnings per diluted share because their effect was antidilutive. The conversion of the remaining outstanding 5.75% Notes into 11,989 common shares was also excluded from the computation of earnings per diluted share because its effect was antidilutive. The common stock purchase warrants issued in 2003, which entitle the lenders under the Credit Facility to purchase a total of 768,997 shares of common stock, were also excluded from the computation of earnings per diluted shares because their effect was antidilutive.

(9) Commitments and Contingencies

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

(10) Segment Information:

     The Company is organized in two segments: Technology Services and Staffing Services. Technology Services provides technical staffing, training and information technology consulting services and technology tools for human capital management. Staffing Services provides temporary staffing services, placement of full-time employees and on-site management of temporary employees. The Company evaluates segment performance based on income from operations before unallocated corporate expenses, restructuring and rationalization charges, stock option compensation, amortization of goodwill and intangible assets, interest expense, gain (loss) on financial restructuring, net, and income taxes. Because of the Company’s substantial goodwill, management does not consider total assets by segment an important management tool and, accordingly, the Company does not report this information separately. The table below presents segment information for Technology Services and Staffing Services for the three- and six-month periods ended June 27, 2004 and June 29, 2003:

	Three months ended		Six months ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Total revenues
Technology Services	$67,679	$59,829	$135,157	$120,388
Staffing Services	68,815	62,680	130,593	122,837

Total revenues	136,494	122,509	265,750	243,225
Gross profit
Technology Services	15,388	14,189	30,202	27,575
Staffing Services	13,398	12,449	24,726	24,138

Total gross profit	28,786	26,638	54,928	51,713
Operating income
Technology Services	3,635	2,548	6,432	3,780
Staffing Services	3,134	2,186	4,947	3,214

Total segment operating income, as defined	6,769	4,734	11,379	6,994
Unallocated corporate expenses	3,366	3,510	7,036	7,389
Goodwill impairment	41,700	—	41,700	—
Restructuring and rationalization charges	—	2,016	—	2,115
Stock option compensation expense (income)	(89)	—	824	—
Amortization of intangible assets	—	52	—	140
Interest expense	300	744	491	5,136
Gain on financial restructuring, net	—	84,634	—	83,132

Income (loss) before income taxes	$(38,508)	$83,046	$(38,672)	$75,346

     The following table sets forth identifiable assets by segment at June 27, 2004 and December 28, 2003:

	June 27,	December 28,
	2004	2003
Accounts receivable, net
Technology Services	$50,561	$49,849
Staffing Services	26,316	25,853

Total accounts receivable, net	$76,877	$75,702

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

THE COMPANY

     The Company is organized into two Divisions: the Technology Services division (“Technology Services”), which provides information technology staffing and consulting services in a range of computer-related disciplines and technology tools for human capital management, and the Staffing Services division (“Staffing Services”), which provides a variety of temporary office, clerical, accounting and finance, light technical and light industrial staffing services. Approximately 50% of the Company’s second quarter 2004 revenues came from Technology Services and 50% came from Staffing Services.

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

     Direct costs of services are our actual costs related to our billable employees and include the pay rate and payroll taxes, benefits and insurance costs and other similar expenses. Gross margin is influenced by the utilization rate for each billable employee, our business mix, seasonal trends as we move through each calendar year and our ability to manage other employment related costs, such as workers compensation costs. The Technology Services business is affected by the timing of holidays and seasonal vacation patterns, generally resulting in lower revenues and gross margins in the fourth quarter of each year. The Staffing Services business is also subject to the seasonal impact of summer and holiday employment trends. Typically, the Staffing Services business is stronger in the second half of each calendar year than in the first half.

EXECUTIVE OVERVIEW

     We believe our revenue trends in the first six months of 2004 continue to provide evidence of the slightly improving economy. Consistent with normal seasonal influences, Staffing Services revenues continued to strengthen in the second quarter of 2004. Technology Services’s net billable headcount remained fairly constant during the quarter. Although significant increases in state unemployment insurance rates, workers’ compensation costs and increased medical costs had unfavorable impacts on profits in both divisions, we believe that our first half results have positioned the Company well for the balance of the year. However, our second half results for Staffing Services will be negatively impacted by the loss of certain key customers as discussed further below.

     In April 2003, we completed a comprehensive financial restructuring in which we converted $109.7 million of outstanding 5.75% convertible subordinated notes due 2004 to equity and refinanced our senior revolving credit facility. The credit facility, as amended in connection with the financial restructuring, now provides for a $70.7 million revolving line of credit due November 1, 2004, subject to a maturity date extension through May 1, 2005 if we are in compliance with our covenants. As the result of the debt elimination produced by the restructuring and the accounting treatment requiring the deferred gain related to the senior debt to be amortized into interest over the term of our credit facility, we greatly reduced our interest expense from $5.1 million in the first half of 2003 to $0.5 million for the first half of 2004. In connection with the restructuring, we also effected a 1-for-25 reverse stock split of our common stock. All common stock share and per share amounts contained in this report, including the number of shares of common stock issued in connection with our financial restructuring, have been restated to reflect this reverse stock split as if it had occurred at the beginning of the periods presented.

     On July 19, 2004, we entered into a merger agreement with COMSYS Information Technology Services, Inc., its parent corporation, COMSYS Holding, Inc. (together with its subsidiaries, “COMSYS”), and each holder of capital stock of COMSYS Holding, Inc. party thereto. This merger agreement contemplates that a newly formed subsidiary of our corporation will merge with and into COMSYS Holding, Inc., and COMSYS will continue as the surviving entity and will be one of our wholly owned subsidiaries. In the merger, the stockholders of COMSYS will receive new shares of our common stock, and holders of shares of our common stock held immediately prior to the merger will continue to hold their shares immediately after the merger. The completion of the merger is subject to several conditions, including approval by our stockholders, the availability of financing for the combined company, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the sale of the Staffing Services business, either on the terms described below or on other terms acceptable to COMSYS. Upon completion of the merger, the stockholders of COMSYS will own in the aggregate approximately 55.4% of the common stock of the combined company, on a fully diluted basis, subject to certain adjustments set forth in the merger agreement. The merger is intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended.

     In addition, on July 19, 2004, we entered into a stock purchase agreement with Compass CS Inc. (or, Compass) pursuant to which we agreed to sell the Staffing Services business to Compass for $30.3 million in cash. We expect the sale transaction to yield approximately $25.5 million in cash proceeds, after expenses of the transaction and payment of certain retained liabilities of the Staffing Services business. The completion of the sale of the Staffing Services business is subject to several conditions, including the simultaneous completion of the merger and the approval of the sale by our stockholders as well as each beneficial owner of 5% or more of our common stock. The purchaser in this transaction, Compass, is affiliated with The Compass Group International LLC, the parent entity of two of our significant stockholders. A member of our board of directors is a director of Compass CS, as well as a principal of The Compass Group International LLC.

     In connection with the merger agreement, we entered into an amendment to our Amended and Restated Rights Agreement dated as of April 14, 2003. The amendment generally provides that the Rights (as defined in the Amended and Restated Rights Agreement) will not become exercisable as a result of execution of the merger agreement and completion of the transactions contemplated by the merger agreement. The amendment also provides that the Amended and Restated Rights Agreement will terminate immediately prior to the effective time of the merger.

RESULTS OF OPERATIONS

     Quarter Ended June 27, 2004 Versus Quarter Ended June 29, 2003

Operating Results

     Revenues increased 11.4% to $136.5 million in the second quarter of 2004 from $122.5 million in the second quarter of 2003. Direct costs, consisting of payroll and related expenses of consultants and temporary workers, increased 12.3% to $107.7 million in the second quarter of 2004 on the higher revenues and increases in state unemployment taxes and workers compensation and medical costs. Gross profit increased 8.1% to $28.8 million primarily on the higher revenues. Gross profit as a percentage of revenues decreased to 21.1% in the second quarter of 2004 from 21.7% in the second quarter of 2003, primarily as the result of higher state unemployment tax rates and increased workers’ compensation and medical costs.

     Operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization expense, decreased 0.3% to $25.4 million in the second quarter of 2004 from $25.5 million in the second quarter of 2003. This decrease was primarily due to the Company’s continuing aggressive cost management program, offset by increases in its state unemployment tax rates and medical costs. As a percentage of revenues, selling, general and administrative expenses decreased to 17.8% in the second quarter of 2004 from 19.7% in the second quarter of 2003. In addition, depreciation and amortization expense decreased to 0.8% of revenues in the second quarter of 2004 from 1.1% in the second quarter of 2003.

Technology Services Division

     Technology Services revenues increased 13.1% to $67.7 million in the second quarter of 2004 from $59.8 million in the second quarter of 2003. Technology Services billable consultants on assignment increased only slightly for the quarter from approximately 1,980 at the end of the first quarter to 1,987 at the end of the second quarter of 2004. The following table summarizes the quarterly revenue and billable headcount (as of the end of each period) for the Technology Services operations for the second quarter of 2004 and 2003 (revenues in thousands):

	2004	2003
	Q2	Q2
Revenues	$67,679	$59,829
Billable headcount	1,987	1,800

     We are encouraged by our revenue trends in the first half of 2004, but the Company cannot assure you that Technology Services revenues will continue to increase if the broader economy strengthens or other uncertainties subside.

     Gross margin percentage in Technology Services was 22.7% for the second quarter of 2004, down 100 basis points from the second quarter of 2003, primarily as a result of the higher state unemployment tax rates. We believe our gross margins are stabilizing after several years of margin compression from customer pressure on bill rates and a market driven shift in mix of business away from higher margin new systems development work. Operating income rose to $3.6 million, or 5.4% of revenues, for the Technology Services operations in the second quarter of 2004 compared to $2.5 million, or 4.3% of revenues, in the second quarter of 2003, primarily due to our ongoing efforts to aggressively manage costs.

Staffing Services Division

     Staffing Services revenues increased 9.8% to $68.8 million in the second quarter of 2004 primarily due to improvement in the retail component of the Company’s temporary staffing business and permanent placement revenues, which were partially offset by a decline in the Company’s VOP business. Operating income rose to $3.1 million, or 4.6% of revenues, for the Staffing Services operations in the second quarter of 2004, up from $2.2 million, or 3.5% of revenues, in the second quarter of 2003. The following table summarizes the quarterly revenues and billable hours for the Staffing Services operations for the second quarter of 2004 and 2003 (in thousands):

	2004	2003
	Q2	Q2
Revenues	$68,815	$62,680
Billable hours	3,998	3,691

     The change in business mix discussed above also impacts the division’s gross margins, as the VOP business typically carries higher volume and lower gross margins compared to the higher margin retail and permanent placement business. The following table summarizes the quarterly business mix for the Staffing Services division for the second quarter of 2004 and 2003:

	2004	2003
	Q2	Q2
Retail	64.4%	60.7%
VOP	32.9%	37.0%
Permanent placement	2.7%	2.3%

Total	100.0%	100.0%

     The Company expects to see moderate improvements in demand for its commercial staffing services, including our retail and permanent placement operations, for the remainder of 2004 if the predicted employment and economic environment strengthen. However, Staffing Services will be adversely affected by the loss of certain key customers which will principally begin to affect our results in the third quarter. This impact relates to two customers that accounted for approximately 4.1% and 7.3% of our Staffing Services revenues in the first six months of 2004 and the last six months of 2003, respectively.

Goodwill Impairment

     Subsequent to March 28, 2004, the Company entered into substantive negotiations with Compass for the sale of its Staffing Services division. The negotiations were concluded in July 2004. As further discussed above under “Executive Overview,” the sale of Staffing Services pursuant to the stock purchase agreement will occur only if the Company’s merger transaction with COMSYS is consummated. Based on the estimated proceeds to be received in connection with the stock purchase agreement, the Company recognized an impairment loss of $41.7 million associated with Staffing Service’s goodwill in the second fiscal quarter of 2004. The primary reasons for impairment were, among other factors, the downward adjustment in projected results of the Staffing Services division, caused in part by the loss of certain key customers, and increased discounting of those future results based on the current assessment of risk inherent in the business.

Restructuring and Rationalization Charges

     During the years 2001 through 2003, the Company implemented a plan to restructure and rationalize certain operations. In the second quarter of 2003, the Company recorded charges totaling $2.0 million, primarily related to lease termination and employee severance costs.

     Following is a summary of the accrued liability for cash restructuring and rationalization charges for the three months ended June 27, 2004 (in thousands):

	Employee	Lease
	Severance	Costs	Total
Accrued liability at March 28, 2004	$6	$4,208	$4,214
Cash payments	—	(452)	(452)

Accrued liability at March 28, 2004	$6	$3,756	$3,762

     Of the remaining accrued liability at June 27, 2004, the Company expects to pay approximately $1.6 million over the next 12 months and the balance, primarily lease payments, over the following seven years.

Stock Option Compensation Expense (Income)

     Stock option compensation expense (income) represents the non-cash charge associated with certain stock options that were issued within a six-month period after cancellation of old stock options and subsequently are accounted for as variable stock options under FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions involving Stock Compensation.” The share price at June 27, 2004 was lower than the share price at the end of the first quarter, resulting in a small income adjustment in the second quarter of 2004. We expect to continue to record adjustments to income from stock option compensation in future periods due to continued vesting of such stock options and any subsequent changes in the price of our common stock.

Interest Expense

     Interest expense decreased 59.7% to $0.3 million in the second quarter of 2004 from $0.7 million in the second quarter of 2003, primarily as a result of the comprehensive financial restructuring completed in April 2003. The reported interest expense of $0.3 million for the second quarter of 2004 is net of amortization of deferred gain on financial restructuring of $1.0 million. The average interest rate on borrowings was 8.4% in the second quarter of 2004, up 80 basis points from the second quarter of 2003.

Gain on Financial Restructuring, Net

     The gain on financial restructuring that resulted from the conversion of $109.7 million of the Company’s 5.75% convertible subordinated notes to equity is net of professional fees incurred in connection with the financial restructuring. Fees incurred in the second quarter of 2003 totaled $1.5 million, and all prior year costs were previously classified in restructuring and rationalization charges. These fees have been reclassified for all periods presented.

Provision (Benefit) for Income Taxes

     The Company recorded an income tax benefit of $0.9 million in the second quarter of 2004, comprised of a non-cash deferred income tax benefit related to the goodwill impairment charge recorded in the second quarter offset by a 15% effective tax rate related to its operating income. The estimated effective tax rate of 15% in the second quarter of 2004 was lower than the U.S. federal statutory rate of 35% primarily due to the impact of non-deductible expenses and the provision of valuation allowances against deferred income tax assets. No provision or benefit for income taxes was recorded in the second quarter of 2003 since the gain from the financial restructuring will not be subject to income tax and the Company had incurred operating losses which can be carried forward to offset future taxable income. Because of the changes in ownership of the Company that occurred in connection with the financial restructuring on April 14, 2003, the utilization of net operating losses generated prior to that date will not be available to offset future taxable income. The Company has deferred tax assets relating to deductible temporary differences and NOL carryforwards generated since April 14, 2003 which are fully reserved through a valuation allowance to the extent they are not offset by deferred tax liabilities.

     Six Months Ended June 27, 2004 Versus Six Months Ended June 29, 2003

Operating Results

     Revenues increased 9.3% to $265.8 million in the first half of 2004 from $243.2 million in the first half of 2003. Direct costs, consisting of payroll and related expenses of consultants and temporary workers, increased 10.1% to $210.8 million in the first half of 2004 on the higher revenues. Gross profit increased 6.2% to $54.9 million primarily on the higher revenues. Gross profit as a percentage of revenues decreased to 20.7% in the first six months of 2004 from 21.3% in the first six months of 2003, primarily as the result of higher state unemployment tax rates and increased workers’ compensation and medical costs.

     Operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization expense, decreased 3.2% to $50.6 million in the first half of 2004 from $52.2 million in the first half of 2003. This decrease was primarily due to the Company’s aggressive cost management program, offset by increases in its state unemployment tax rates and medical costs. As a percentage of revenues, selling, general and administrative expenses decreased to 18.2% in the first half of 2004 from 20.3% in the first half of 2003. In addition, depreciation and amortization expense decreased to 0.8% of revenues in the first six months of 2004 from 1.1% in the first six months of 2003.

Technology Services Division

     Technology Services revenues increased 12.3% to $135.2 million in the first six months of 2004 from $120.4 million in the first six months of 2003. Technology Services billable consultants on assignment began to climb again early in 2004, and increased from approximately 1,950 at year-end 2003 to 1,987 at the end of the second quarter of 2004. The following table summarizes the quarterly revenue and billable headcount (as of the end of each period) for the Technology Services operations for the first six months of 2004 and 2003 (revenues in thousands):

		2004			2003
	Q1	Q2	YTD	Q1	Q2	YTD
Revenues	$67,478	$67,679	$135,157	$60,559	$59,829	$120,388
Billable headcount	1,980	1,987	N/A	1,830	1,800	N/A

     We are encouraged by the revenue trends in the first half of 2004, but the Company cannot assure you that Technology Services revenues will continue to increase if the broader economy strengthens or other uncertainties subside.

     Gross margin percentage in Technology Services was 22.3% for the first half of 2004, down 60 basis points from the first half of 2003, primarily as a result of the higher state unemployment tax rates. We believe our gross margins are stabilizing after several years of margin compression from customer pressure on bill rates and a market driven shift in mix of business away from higher margin new systems development work. Operating income rose to $6.4 million, or 4.8% of revenues, for the Technology Services operations in the first half of 2004 compared to $3.8 million, or 3.1% of revenues, in the first half of 2003, primarily due to our ongoing efforts to aggressively manage costs.

Staffing Services Division

     Staffing Services revenues increased 6.3% to $130.6 million in the first half of 2004 primarily due to improvement in the retail component of the Company’s temporary staffing business and permanent placement revenues, which were partially offset by a decline in the Company’s VOP business. Operating income rose to $4.9 million, or 3.8% of revenues, for the Staffing Services operations in the first half of 2004, up from $3.2 million, or 2.6% of revenues, in the first half of 2003. The following table summarizes the quarterly revenues and billable hours for the Staffing Services operations for the first six months of 2004 and 2003 (in thousands):

		2004			2003
	Q1	Q2	YTD	Q1	Q2	YTD
Revenues	$61,778	$68,815	$130,593	$60,157	$62,680	$122,837
Billable hours	3,568	3,998	7,566	3,574	3,691	7,265

     The change in business mix discussed above also impacts the division’s gross margins, as the VOP business typically carries higher volume and lower gross margins compared to the higher margin retail and permanent placement business. The following table summarizes the quarterly business mix for the Staffing Services division for the first half of 2004 and 2003:

		2004			2003
	Q1	Q2	YTD	Q1	Q2	YTD
Retail	63.5%	64.4%	64.0%	60.6%	60.7%	60.6%
VOP	33.9%	32.9%	33.4%	37.4%	37.0%	37.2%
Permanent placement	2.6%	2.7%	2.6%	2.0%	2.3%	2.2%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Goodwill Impairment

     Based on the estimated proceeds to be received in connection with the Company’s stock purchase agreement, the Company recognized an impairment loss of $41.7 million associated with Staffing Service’s goodwill in the second fiscal quarter of 2004. See “Results of Operations – Quarter Ended June 27, 2004 Versus Quarter Ended June 29, 2003 – Goodwill Impairment.”

Restructuring and Rationalization Charges

     During the years 2001 through 2003, the Company implemented a plan to restructure and rationalize certain operations. In the first half of 2003, the Company recorded charges totaling $2.1 million, primarily related to lease termination costs and employee severance costs.

     Following is a summary of the accrued liability for cash restructuring and rationalization charges for the six months ended June 27, 2004 (in thousands):

	Employee	Lease
	Severance	Costs	Total
Accrued liability at December 28, 2003	$26	$4,733	$4,759
Cash payments	(20)	(525)	(545)

Accrued liability at March 28, 2004	6	4,208	4,214
Cash payments	—	(452)	(452)

Accrued liability at June 27, 2004	$6	$3,756	$3,762

     Of the remaining accrued liability at June 27, 2004, the Company expects to pay approximately $1.6 million over the next 12 months and the balance, primarily lease payments, over the following seven years.

Interest Expense

     Interest expense decreased 90.4%, to $0.5 million in the first six months of 2004 from $5.1 million in the first six months of 2003, primarily as a result of the comprehensive financial restructuring completed in April 2003. The reported interest expense of $0.5 million for the first six months of 2004 is net of amortization of deferred gain on financial restructuring of $2.0 million. The average interest rate on borrowings was 8.4% in the first six months of 2004, up 100 basis points from the first six months of 2003.

Gain on Financial Restructuring, Net

     The gain on financial restructuring that resulted from the conversion of $109.7 million of the Company’s 5.75% convertible subordinated notes to equity is net of professional fees incurred in connection with the financial restructuring. Fees incurred in the first six months of 2003 totaled $3.0 million, and all prior year costs were previously classified in restructuring and rationalization charges. These fees have been reclassified for all periods presented.

Provision (Benefit) for Income Taxes

     The Company recorded an income tax benefit of $0.9 million in the first six months of 2004, comprised of a non-cash deferred income tax benefit related to the goodwill impairment charge recorded in the second quarter offset by a 15% effective tax rate related to its operating income. The estimated effective tax rate of 15% in the first six months of 2004 was lower than the U.S. federal statutory rate of 35% primarily due to the impact of non-deductible expenses and the provision of valuation allowances against deferred income tax assets. No provision or benefit for income taxes was recorded in the first half of 2003 since the gain from the financial restructuring will not be subject to income tax and the Company had incurred operating losses which can be carried forward to offset future taxable income. Because of the changes in ownership of the Company that occurred in connection with the financial restructuring on April 14, 2003, the utilization of net operating losses generated prior to that date will not be available to offset future taxable income. The Company has deferred tax assets relating to deductible temporary differences and NOL carryforwards generated since April 14, 2003 which are fully reserved through a valuation allowance to the extent they are not offset by deferred tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

     Overview

     Revenues in Technology Services and Staffing Services improved in the first six months of 2004 as compared to the first six months of 2003, and we expect improvements in demand for our services to continue in 2004 in light of the slightly improving, but somewhat uncertain, economic climate. In light of these expectations, we have continued our focus on aggressive management of expenses, limiting capital expenditures to only the highest priority projects and managing our accounts receivable very closely. As a result of the reduced need for working capital and these priorities, our cash needs were lower in the first six months of 2004 than in the same period in prior years and should be only moderately higher for quarterly periods in the next 12 months.

     Prior to the comprehensive financial restructuring in April 2003, our primary sources of cash were cash from operations and income tax refunds. As a result of the completion of the financial restructuring and the related execution of amendments and maturity date extensions to the Company’s revolving credit facility (the “Credit Facility”), the Company’s sources of cash now also include available borrowings under the Credit Facility. At June 27, 2004, we had $12.7 million of available borrowings under the Credit Facility. Our principal uses of cash are to repay debt, fund working capital and meet our requirements for capital expenditures. We believe, subject to the conditions and contingencies described in “—Debt Compliance” and “Forward-Looking Information,” that cash flow from operations, borrowings under our Credit Facility and the proceeds of additional debt or equity offerings will be adequate to meet our ongoing debt repayment objectives and needs for working capital and capital expenditures.

     In connection with our financial restructuring, the Company used substantially all of its cash on hand, after payment of transaction expenses, to repay $38.0 million outstanding under its Credit Facility and eliminated an additional $120.0 million of its outstanding indebtedness. These actions resulted in substantial reductions in the Company’s interest expense. The Credit Facility, as amended in connection with the financial restructuring, now provides for a $70.7 million revolving line of credit due November 1, 2004, subject to a maturity date extension through May 1, 2005 if the Company is in compliance with its covenants. The Company paid $0.4 million on April 30, 2004 to extend the Credit Facility from May 1, 2004 through November 1, 2004. Availability of borrowings under the Credit Facility is subject to a borrowing base calculated as specified percentages of the Company’s eligible accounts receivable (as defined) in the aggregate. The Credit Facility’s covenants include a requirement for monthly maintenance of cumulative EBITDA levels and an interest coverage ratio (both as defined in the amended agreement). The Credit Facility also contains restrictions on the payment of cash dividends on the Company’s capital stock and places additional limitations on share repurchases, acquisitions and capital expenditures. Interest rates payable under the Credit Facility are set at prime plus 450 basis points through December 2004 and at prime plus 500 basis points through May 1, 2005.

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

     Six Months Ended June 27, 2004 Versus June 29, 2003

     The following table summarizes our cash flow activity for the six months ended June 27, 2004 and June 29, 2003 (in thousands):

	Six months ended
	June 27,	June 29,
	2004	2003
Net cash provided by operating activities	$384	$24,684
Net cash used in investing activities	(282)	(505)
Net cash used in financing activities	(569)	(42,627)

Net decrease in cash and cash equivalents	$(467)	$(18,448)

     For the six months ended June 27, 2004, cash provided by operating activities was $0.4 million compared with $24.7 million in the first six months of 2003, primarily due to the income tax refunds received in 2003. In the first six months of 2004, cash was used for accounts receivable due to increasing business activity levels, offset somewhat by a reduction in day’s sales outstanding. In the aggregate, day’s sales outstanding decreased to 48 days at June 27, 2004 from 51 days at December 28, 2003. Cash used in investing activities related to the Company’s capital spending and was $0.3 million in the first six months of 2004 compared with $0.5 million during the first six months of 2003. Cash used in financing activities was $0.6 million in the first six months of 2004, compared to $42.6 million in the first six months of 2003 as the Company used substantially all of its cash on hand to pay down the Credit Facility in connection with the financial restructuring in April 2003.

     The Company had accrued restructuring and rationalization charges of $3.8 million at June 27, 2004 and expects to pay approximately $1.6 million of such charges during the next 12 months and the balance, primarily lease payments, over the following seven years.

     Debt Compliance

     The Company’s ability to continue operating is largely dependent upon its ability to maintain compliance with the financial covenants of the Credit Facility. The financial covenants include a cumulative monthly EBITDA requirement and a monthly interest coverage ratio (both as defined). The amended Credit Facility defines consolidated EBITDA as consolidated net income before interest expense, income taxes, depreciation and amortization, non-cash impairment charges, restructuring and rationalization charges, professional fees relating to the debt restructuring and non-cash compensation expense for the stock options. For 2003 and the first six months of 2004, the Company complied with these covenants. Based on the Company’s fiscal 2004 projections, which reflect slightly improving economic conditions, management believes the Company will be able to maintain compliance with the financial covenants for the remainder of the credit facility term. The Company also believes that the operating trends in the first six months of 2004 support the key assumptions in its operating plan. However, there can be no assurance that the economy or the Company will perform as expected or that further economic declines will not adversely impact the Company’s results of operations or its ability to comply with the financial covenants. Additionally, while the Company believes financial results in 2004 will be better than 2003 results, in the event that economic conditions weaken and/or the Company’s 2004 results fall below 2003 levels, the Company may not meet these financial covenants. If the Company does violate future covenants, it would seek waivers and amendments from its lenders, but can give no assurance that any such waivers and amendments would be available at all or on acceptable terms. If the Company were unable to obtain a waiver of future covenant violations, the lenders would be entitled to require immediate repayment of all amounts outstanding under the Credit Facility. In the event of a default, the Company’s ongoing viability would be seriously threatened, and it would be forced to evaluate a number of strategic alternatives, including a further debt restructuring or other reorganization, the closure of certain operating locations or the sale of certain or all of its assets in order to continue to fund its operations. In the event that we attempted to sell assets in order to continue to fund our operations, there can be no assurance that the proceeds of any such sales would be sufficient to satisfy the Company’s liabilities.

     If we complete the proposed merger with COMSYS, we will refinance our and COMSYS’ current debt with a portion of the proceeds of a new $183 million secured credit facility. Absent the merger, our ability to repay or to refinance our current debt would depend on our future operating performance, which could in turn be affected by general economic, financial, competitive, regulatory, business and other factors beyond our control, including those discussed elsewhere in this document. Based on preliminary discussions we have had over the last several months with other prospective lenders about refinancing our senior credit facility, we believe that our ability to refinance our existing debt in light of our current financial position will be very limited unless we are able to make significant changes to our capital structure. In addition, we cannot assure you that future borrowings or equity financing would be available for the payment or refinancing of this debt. If we were unable to service this debt, whether in the ordinary course of business or upon acceleration, we would be forced to pursue one or more alternative strategies, including restructuring or refinancing debt, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be executed on satisfactory terms, if at all.

     The Company’s common stock has traded since May 13, 2004 on The NASDAQ National Market under the symbol (NASDAQ:VENP).

CONTRACTUAL AND COMMERCIAL COMMITMENTS

     During the first quarter of 2004, we entered into a significant new lease agreement for our corporate offices with rent (approximately $0.3 million per year and escalating annually) commencing December 1, 2004 and ending December 31, 2014.

FORWARD-LOOKING INFORMATION

     In addition to historical information, this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain statements that are forward-looking statements regarding events and financial trends that may affect the Company’s future operating results or financial position. These statements may be identified by words such as “estimate,” “forecast,” “plan,” “intend,” “believe,” “should,” “expect,” “anticipate,” or variations or negatives thereof, or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected in such statements. These risks and uncertainties include, but are not limited to, the following:

•	changes in levels of unemployment and other economic conditions in the United States, or in particular regions or industries;

•	changes or reductions in corporate information technology spending levels;

•	our ability to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions;

•	the impact of competitive pressures, including any change in the demand for our services, or our ability to maintain or improve our operating margins;

•	a federal, state or local government audit of our income, payroll or other tax returns and the risk that assessments for additional taxes, penalties and interest could be levied against the Company, which could affect our liquidity;

•	the entry of new competitors into the marketplace or expansion by existing competitors;

•	the Company’s success in attracting, training and retaining qualified management personnel and other staff employees;

•	reductions in the supply of qualified candidates for temporary employment or our ability to attract qualified candidates;

•	the possibility of the Company incurring liability for the activities of our temporary employees or for events impacting our temporary employees on clients’ premises;

•	the risk in an uncertain economic environment of increased incidences of employment disputes, employment litigation and workers’ compensation claims;

•	the risk that further cost cutting or restructuring activities undertaken by the Company could cause an adverse impact on certain of our operations;

•	further economic declines that could affect our liquidity or ability to comply with our loan covenants;

•	the risks of defaults under the Company’s credit agreements;

•	our ability to obtain financing or refinancing on favorable terms;

•	adverse changes to management’s periodic estimates of future cash flows that may affect our assessment of our ability to fully recover our goodwill;

•	whether governments will impose additional regulations or licensing requirements on staffing services businesses in particular or on employer/employee relationships in general;

•	our ability to obtain the stockholder and regulatory approvals required for the merger contemplated with COMSYS and the sale of the Staffing Services business;

•	the impact of uncertainty surrounding the merger and sale of the Staffing Services business on the business of our Company;

•	the impact of delays in satisfying the conditions to the transactions, including the right of COMSYS to terminate the merger agreement if the merger is not completed by December 31, 2004, and of Compass to terminate the stock purchase agreement if the sale of the Staffing Services business is not completed by October 31, 2004;

•	uncertainties regarding the net cash proceeds of the sale of the Staffing Services business and the right of COMSYS under the merger agreement to elect not to proceed with the merger if the net cash proceeds are not at least $25 million; and

•	other matters discussed in this report and the Company’s other SEC filings.

Because long-term contracts are not a significant part of our business, future results cannot be reliably predicted by considering past trends or extrapolating past results. We undertake no obligation to update forward-looking information contained in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our outstanding debt under the Credit Facility at June 27, 2004, was $50.0 million. Interest on borrowings under that facility was based on the prime rate plus a variable margin. Based on the outstanding balance at June 27, 2004, a change of 1% in the interest rate would cause a change in interest expense of approximately $0.5 million on an annual basis.

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

     There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s second fiscal quarter that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

     It should be noted that while the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, believe that the Company’s disclosure controls and procedures provide a reasonable level of assurance, they do not expect that the disclosure controls and procedures or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits - The exhibits filed with or incorporated by reference into this Form 10-Q are set forth in the Exhibit Index, which immediately precedes the exhibits to this report.

(b)	Reports on Form 8-K –

The Company furnished a report on Form 8-K on April 30, 2004, announcing the Company’s financial results for the quarter ended March 28, 2004.

The Company filed a report on Form 8-K on May 13, 2004, announcing that its shares will begin trading on the NASDAQ National Market under the trading symbol “VENP.”

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURI PARTNERS, INC. (Registrant)
Date: August 10, 2004	By:	/s/ Larry L. Enterline
Larry L. Enterline
Chairman and Chief Executive Officer

Date: August 10, 2004	By:	/s/ James C. Hunt
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