Form 10-Q
period 2004-09-26
COMSYS IT PARTNERS INC
filed 2004-11-10
CIK 948850

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                        to

Commission file number 001-13956

COMSYS IT PARTNERS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	7363	56-1930691
(State or other jurisdiction of	(Primary Standard	(I.R.S. employer
incorporation or organization)	Industrial Classification	identification number)
	Code number)

4400 Post Oak Parkway, Suite 1800
Houston, TX 77027
(Address, including zip code, of
Registrant’s principal executive offices)

(713) 386-1400

(Registrant’s telephone number, including area code)

Venturi Partners, Inc.
Five LakePointe Plaza
2709 Water Ridge Parkway, 2nd Floor
Charlotte, North Carolina 28217
(Former Name or Former Address, if Changed Since Last Report)

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

     As of November 5, 2004, 15,462,255 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

COMSYS IT PARTNERS, INC.

ITEM 1. FINANCIAL STATEMENTS

COMSYS IT Partners, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations
For the Periods Ended September 26, 2004 and September 28, 2003
(in thousands, except per share data)

	Three months ended		Nine months ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2004	2003	2004	2003
Revenues	$137,624	$124,222	$403,374	$367,447
Direct costs of services	107,357	96,957	318,179	288,469

Gross profit	30,267	27,265	85,195	78,978
Operating expenses:
Selling, general and administrative	24,739	23,253	73,217	72,749
Depreciation and amortization	974	1,227	3,081	3,980
Goodwill impairment	—	—	41,700	—
Restructuring and rationalization charges	3,396	236	3,396	2,351
Stock option compensation (income)	(1,128)	267	(304)	267

Operating income (loss)	2,286	2,282	(35,895)	(369)
Interest expense	385	196	876	5,332
Gain (loss) on financial restructuring, net	—	(28)	—	83,105

Income (loss) before income taxes	1,901	2,058	(36,771)	77,404
Provision (benefit) for income taxes	466	—	(422)	—

Net income (loss)	$1,435	$2,058	$(36,349)	$77,404

Basic earnings per common share	$0.24	$0.34	$(5.97)	$18.60
Diluted earnings per common share	$0.23	$0.33	$(5.97)	$18.60
Weighted average basic shares outstanding	6,089,938	6,090,199	6,089,938	4,161,484
Weighted average diluted shares outstanding	6,346,300	6,171,432	6,089,938	4,161,484

The accompanying notes are an integral part of these statements.

COMSYS IT Partners, Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets
September 26, 2004 and December 28, 2003
(in thousands, except share data)

	September 26,	December 28,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$1,059	$508
Accounts receivable, net of allowance for doubtful accounts of $3,610 and $3,487 in 2004 and 2003, respectively	80,009	75,702
Prepaid expenses and other current assets	3,708	4,527
Recoverable income taxes	—	35

Total current assets	84,776	80,772
Property and equipment, net	6,657	9,271
Goodwill	61,832	103,532
Other assets	797	785

Total assets	$154,062	$194,360

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$56,392	$370
Accounts payable	10,958	15,471
Accrued wages, benefits and other	47,098	39,737

Total current liabilities	114,448	55,578
Long-term debt -
Convertible subordinated notes	—	5,339
Revolving credit facility	—	55,264
Other long-term liabilities	11,586	13,498

Total liabilities	126,034	129,679
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; shares authorized 5,000; no shares issued and outstanding	—	—
Common stock, $.01 par value; shares authorized 95,000; 6,090 shares issued and outstanding	61	61
Additional paid-in capital	295,977	296,281
Retained earnings (accumulated deficit)	(268,010)	(231,661)

Total shareholders’ equity	28,028	64,681

Total liabilities and shareholders’ equity	$154,062	$194,360

The accompanying notes are an integral part of these balance sheets.

COMSYS IT Partners, Inc. and Subsidiaries

Unaudited Consolidated Statements of Shareholders’ Equity
For the Period Ended September 26, 2004
(in thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance, December 28, 2003	6,090	$61	$296,281	($231,661)	$64,681
Stock option compensation	—	—	(304)	—	(304)
Net loss	—	—	—	(36,349)	(36,349)

Balance, September 26, 2004	6,090	$61	$295,977	($268,010)	$28,028

The accompanying notes are an integral part of these statements.

COMSYS IT Partners, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
For the Nine Months Ended September 26, 2004 and September 28, 2003
(in thousands)

	Nine months ended
	Sept. 26,	Sept. 28,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(36,349)	$77,404
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,081	3,980
Amortization of deferred gain on financial restructuring, net	(2,961)	(1,811)
Goodwill impairment	41,700	—
Stock option compensation	(304)	267
Gain on financial restructuring, net	—	(83,105)
Deferred income taxes	(632)	—
Changes in assets and liabilities:
Accounts receivable	(4,307)	3,785
Recoverable income taxes	35	25,351
Accounts payable and accrued liabilities	1,770	273
Other, net	959	956

Net cash provided by operating activities	2,992	27,100
Cash flows from investing activities:
Purchase of property and equipment, net	(467)	(642)

Net cash used in investing activities	(467)	(642)
Cash flows from financing activities:
Repayments under credit facility	(11,900)	(47,700)
Borrowings under credit facility	15,900	6,000
Repayment of 5.75% Convertible Subordinated Notes	(5,339)	—
Credit facility amendment fees	(354)	(1,680)
Repayments of other debt, net	(281)	(648)
Restructuring payments to bondholders	—	(1,314)
Payment for fractional shares in reverse stock split	—	(4)

Net cash used in financing activities	(1,974)	(45,346)

Net increase (decrease) in cash and cash equivalents	551	(18,888)
Cash and cash equivalents at beginning of period	508	22,623

Cash and cash equivalents at end of period	$1,059	$3,735

Supplemental cash flow information:
Cash payments during the period for —
Interest	$3,612	$9,507
Income taxes	154	2

The accompanying notes are an integral part of these statements.

COMSYS IT Partners, Inc. and Subsidiaries

Notes to Unaudited Consolidated
Financial Statements
(dollars in thousands, except per share data)

(1) General

     The unaudited consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature that, in the opinion of management, are necessary to present fairly the results of operations of COMSYS IT Partners, Inc. and its subsidiaries (collectively, the “Company”) for the interim periods presented. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

(2) Subsequent Events

     On September 30, 2004, the Company and certain of its subsidiaries completed a merger transaction with COMSYS Holding, Inc. In the merger, VTP, Inc., a subsidiary of the Company, merged with and into COMSYS Holding, Inc. COMSYS Holding continued as the surviving entity and is now a wholly owned subsidiary of the Company. In connection with the merger, the Company issued new shares of its common stock to stockholders of COMSYS Holding, which resulted in former COMSYS Holding stockholders owning approximately 55.4% of the Company’s outstanding common stock on a fully diluted basis. The Company also amended and restated its charter to, among other things, change its name to “COMSYS IT Partners, Inc.” The merger was intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended.

     In connection with the merger, and as a condition to its closing, on September 30, 2004, the Company sold its Staffing Services business to Compass CS, Inc. (“Compass”) for $30,300 in cash. After provision for certain escrows and the payment of transaction expenses, the Company received approximately $25,500 in net cash proceeds from this sale transaction, which it used to repay indebtedness. The stock purchase agreement provides for a closing balance sheet adjustment, which will be calculated in the fourth quarter of fiscal 2004. The purchaser in this transaction is affiliated with The Compass Group International LLC, the parent entity of two of the largest stockholders of the Company. A member of the Company’s board of directors is a director of Compass CS, as well as a principal of The Compass Group International LLC and another Compass Group principal serves as a board observer for the Company’s Board of Directors.

     In connection with the consummation of the merger, the Company and its U.S. subsidiaries entered into a Credit Agreement with Merrill Lynch Capital, as administrative agent, ING Capital LLC, as documentation agent, GMAC Commercial Finance LLC, as syndication agent, and a syndicate of lenders. The Credit Agreement provides for a two-year term loan of $15,000, which was funded on September 30, 2004, and which is scheduled to be repaid in eight equal quarterly principal installments commencing on December 31, 2004, and a five-year revolving credit facility of up to $100,000. The term loan bears interest at LIBOR plus 3.0% or, at the Company’s option, the prime rate plus 2.0% per annum. Revolving credit facility loans bear interest at LIBOR plus a margin that can range from 2.25% to 2.50% or, at the Company’s option, the prime rate plus a margin that can range from 1.25% to 1.50%, each depending on the Company’s total debt to adjusted EBITDA ratio. The Credit Agreement also provides for a quarterly commitment fee of 0.5% per annum of the unused portion of the revolving credit facility and fees for each letter of credit issued under the facility. The Company and certain of its subsidiaries guarantee the loans and obligations under the Credit Agreement. The loans and obligations of the Company and its subsidiaries under the Credit Agreement and guarantees are secured by a perfected first priority security interest in substantially all of the assets of the Company and its U.S. subsidiaries, as well as the shares of capital stock of the Company’s direct and indirect U.S. subsidiaries and 65% of the capital stock of its direct and indirect non-U.S. subsidiaries.

     In addition, the Company and its U.S. subsidiaries, entered into a Term Loan Credit Agreement with Merrill Lynch Capital, as administrative agent, Heritage Bank, SSB, as collateral agent, and a syndicate of lenders. The Term Loan Credit Agreement provides for a term loan of $70,000, which was funded on September 30, 2004, and which matures on April 30, 2010. The term loan bears interest at LIBOR plus 7.5% or, at the Company’s option, the prime rate plus 6.5%. The Company and certain of its subsidiaries guarantee the loans and obligations under the Term Loan Credit Agreement. The loans and obligations of the Company and its subsidiaries under the Term Loan Credit Agreement and guarantees are secured by a second priority security interest in substantially all of the assets of the Company and its U.S. subsidiaries, as well as the shares of capital stock of the Company’s direct and indirect U.S. subsidiaries and 65% of the capital stock of its direct and indirect non-U.S. subsidiaries.

     The Company’s total outstanding indebtedness on September 30, 2004 consisted of approximately $135,000, which included approximately (1) $15,000 under the term loan at an interest rate of LIBOR plus 3.0%, (2) $50,000 under the revolving credit facility at an interest rate of LIBOR plus 2.5%, and (3) $70,000 under the Term Loan Credit Agreement at an interest rate of LIBOR plus 7.5%. The excess availability under the revolving credit facility on September 30, 2004 was approximately $19,000, which is net of required reserves for merger related restructuring costs of $23,000 and a minimum availability amount of $5,000.

     In connection with the merger, the Company entered into a second amendment to its Amended and Restated Rights Agreement dated as of April 14, 2003. This amendment generally provided that the Rights (as defined in the rights agreement) would not become exercisable as a result of execution of the merger agreement and completion of the transactions contemplated thereby. The amendment also provided that the rights agreement would terminate immediately prior to the effectiveness of the merger.

(3) 2003 Comprehensive Financial Restructuring

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

     The amended revolving credit facility (the “Restructuring Credit Facility”) provided for a $70,700 revolving line of credit due November 1, 2004. The Company issued common stock purchase warrants to the lenders under the Restructuring Credit Facility entitling them to purchase a total of 768,997 shares of common stock, or 10% of the outstanding common stock on a fully diluted basis as of the closing date of the financial restructuring. The Company engaged an independent valuation firm to assist in the determination of the fair value of these warrants and recorded $1,538 as additional shareholders’ equity with a corresponding reduction in the related outstanding senior debt. These warrants are exercisable in whole or part over a 10-year period at an exercise price of $7.8025 per share, which was based on an assumed equity valuation for the Company of $60,000. The exercise price for these warrants exceeded the estimated fair value of the underlying equity at the issuance date.

     The Company entered into an agreement with each of the former noteholders participating in the Exchange Transaction and each of its senior lenders to provide them with registration rights with respect to the shares of common stock issued in the financial restructuring and the shares of common stock issuable upon exercise of the warrants, as applicable.

(4) Stock Options

     The Company has adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The Company plans to continue using the intrinsic-value method of accounting for stock-based awards granted to employees and, accordingly, does not currently recognize compensation expense for its stock-based awards to employees in the Consolidated Statements of Operations, except primarily for the variable options described below.

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

     The following disclosures are presented to reflect the Company’s pro forma net income (loss) for the periods ended September 26, 2004 and September 28, 2003 as if the Company had applied the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. In preparing these disclosures, the Company has determined the value of all outstanding stock options granted under the 1995 Stock Option Plan, which was terminated, and the Company’s 2003 Equity Incentive Plan, in each case using the Black-Scholes model and based on the following weighted average assumptions used for grants:

	Period Ended	Period Ended
	Sept. 26, 2004	Sept. 28, 2003
Risk-free interest rate	3.1%	3.1%
Expected dividend yield	0.0%	0.0%
Expected life	5	5
Expected volatility	81.7%	84.4%

     The fair value of stock options granted under the 2003 Equity Plan in the first nine months of 2004 and the first nine months of 2003 was approximately $38 and $2,556, respectively. Had compensation expense been determined consistent with the fair value method, utilizing the assumptions set forth above and the straight-line amortization method over the vesting period, the Company’s net income (loss) would have reflected the following pro forma amounts:

	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2004	2003	2004	2003
Net income (loss), as reported	$1,435	$2,058	$(36,349)	$77,404
Add: Stock option compensation included in reported net income	(1,128)	267	(304)	267
Deduct: Stock option compensation determined using a fair value based method for all awards	(223)	(272)	(771)	(508)
Tax effect	540	2	430	97

Pro forma net income (loss)	$624	$2,055	$(36,994)	$77,260

Earnings per share, as reported:
Basic	$0.24	$0.34	$(5.97)	$18.60
Diluted	$0.23	$0.33	$(5.97)	$18.60
Pro forma earnings per share:
Basic	$0.10	$0.34	$(6.07)	$18.57
Diluted	$0.10	0.33	-6.07	18.57

(5) Restructuring Charges and Transaction Related Costs

     The Company recorded $3,304 in the third quarter of 2004 related to professional services rendered in connection with the merger with COMSYS Holding and the sale of the Staffing Services division. Approximately $2,548 of these fees related to the Company’s merger with COMSYS Holding and the remaining $756 related to the sale of the Staffing Services division.

     Beginning in 2001, the Company implemented a plan to restructure and rationalize certain operations. The Company recorded charges totaling $92 and $236, in the third quarter of 2004 and the third quarter of 2003, respectively, primarily related to lease termination and employee severance costs.

     Following is a summary of the accrued liability for cash restructuring and rationalization charges for the period ended September 26, 2004:

	Employee	Lease	Professional
	Severance	Costs	Fees	Total
Accrued liability at December 28, 2003	$26	$4,733	$—	$4,759
Cash payments	(20)	(525)	—	(545)

Accrued liability at March 28, 2004	6	4,208	—	4,214
Cash payments	—	(452)	—	(452)

Accrued liability at June 27, 2004	6	3,756	—	3,762
Charges	—	92	3,304	3,396
Cash payments	—	(405)	(1,723)	(2,128)

Accrued liability at September 26, 2004	$6	$3,443	$1,581	$5,030

     The accrued professional fees were substantially paid at the closing of the merger and sale transactions (see Note 2). Of the remaining accrued liability at September 26, 2004, the Company expects to pay approximately $1,565 over the next 12 months and the balance, which primarily consists of lease payments, over the following seven years. In connection with the sale of the Commercial Staffing division, the buyer assumed up to $745 of accrued restructuring costs, which primarily consists of lease costs.

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

     Subsequent to March 28, 2004, the Company entered into substantive negotiations with Compass for the sale of its Staffing Services division. The negotiations were concluded in July 2004. The Company recognized an impairment loss of $41,700 associated with Staffing Service’s goodwill in the second fiscal quarter of 2004 based on the estimated proceeds to be received in connection with the Stock Purchase Agreement. The primary reasons for impairment were, among other factors, the downward adjustment in projected results of the Staffing Services division, caused in part by the loss of certain key customers, and increased discounting of those future results based on the current assessment of risk inherent in the business.

(7) Debt

     The Company’s debt consisted of the following at September 26, 2004 and December 28, 2003:

	Sept. 26,	December 28,
	2004	2003
5.75% Notes due July 2004	$—	$5,339
Revolving credit facility	54,000	50,000
Deferred gain on financial restructuring, net	2,303	5,264
Other	89	370

	56,392	60,973
Less current portion	56,392	370

	$—	$60,603

     The 5.75% Notes were due in July 2004, and were paid in full at their stated maturity.

     Subsequent to September 26, 2004, the merger and sale transactions were completed. As a result, the revolving credit facility was paid in full and the Company entered into new financing arrangements. See Note 2 for a complete description of the transactions and related financing agreements.

     For the three months and nine months ended September 26, 2004, interest expense was $385 and $876, respectively, which was net of amortization of deferred gain on financial restructuring of $987 and $2,961, respectively.

(8) Earnings Per Share

     The following table reconciles net income (loss) and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of the three- and nine-month periods ended September 26, 2004 and September 28, 2003:

	Three months ended		Nine months ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2004	2003	2004	2003
Basic and diluted earnings per share:
Net income (loss)	$1,435	$2,058	$(36,349)	$77,404
Weighted average common shares outstanding	6,089,938	6,090,199	6,089,938	4,161,484
Add: Dilutive stock options and warrants	256,362	81,233	—	—
Add: Assumed conversion of 5.75% Notes	—	—	—	—

Diluted weighted average common shares outstanding	6,346,300	6,171,432	6,089,938	4,161,484

Earnings per share:
Basic	$0.24	$0.34	$(5.97)	$18.60
Diluted	$0.23	$0.33	$(5.97)	$18.60

     Stock options to purchase 186,895 and 339,075 shares of Common Stock were outstanding under the 2003 Equity Incentive Plan and the 1995 Stock Option Plan during the quarters ended September 26, 2004 and September 28, 2003, respectively, but were excluded from the computation of earnings per diluted share because their effect was antidilutive. The common stock purchase warrants issued in 2003, which entitle the lenders under the Restructuring Credit Facility to purchase a total of 768,997 shares of common stock, were also excluded from the computation of earnings per diluted shares for the quarter ended September 28, 2003 because their effect was antidilutive.

(9) Commitments and Contingencies

     The Company is involved in various legal actions and claims. In the opinion of management, after considering appropriate legal advice, the future resolutions of all actions and claims are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

     During the first quarter of 2004, the Company entered into a significant new lease agreement for its Corporate offices with rent (approximately $257 per year and escalating annually) commencing December 1, 2004 and ending December 31, 2014. As a result of the merger, the Company does not expect to occupy these offices and will attempt to mitigate its obligations under this lease.

(10) Segment Information:

     Prior to the completion of the merger and sale transactions discussed above, we were organized in two segments: Technology Services and Staffing Services. Technology Services provides technical staffing, training and information technology consulting services and technology tools for human capital management. Staffing Services provides temporary staffing services, placement of full-time employees and on-site management of temporary employees. The Company evaluates segment performance based on income from operations before unallocated corporate expenses, restructuring and rationalization charges, stock option compensation, amortization of goodwill and intangible assets, interest expense, gain (loss) on financial restructuring, net, and income taxes. Because of the Company’s substantial goodwill, management does not consider total assets by segment an important management tool and, accordingly, the Company does not report this information separately. The table below presents segment information for Technology Services and Staffing Services for the three- and nine-month periods ended September 26, 2004 and September 28, 2003:

	Three months ended		Nine months ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2004	2003	2004	2003
Total revenues
Technology Services	$67,217	$60,914	$202,374	$181,302
Staffing Services	70,407	63,308	201,000	186,145

Total revenues	137,624	124,222	403,374	367,447
Gross profit
Technology Services	16,515	14,463	46,717	42,038
Staffing Services	13,752	12,802	38,478	36,940

Total gross profit	30,267	27,265	85,195	78,978
Operating income
Technology Services	4,155	3,092	10,586	6,872
Staffing Services	3,593	3,238	8,540	6,452

Total segment operating income, as defined	7,748	6,330	19,126	13,324
Unallocated corporate expenses	3,194	3,513	10,229	10,903
Goodwill impairment	—	—	41,700	—
Restructuring and rationalization charges	3,396	236	3,396	2,351
Stock option compensation expense (income)	(1,128)	267	(304)	267
Amortization of intangible assets	—	32	—	172
Interest expense	385	196	876	5,332
Gain on financial restructuring, net	—	(28)	—	83,105

Income (loss) before income taxes	$1,901	$2,058	$(36,771)	$77,404

     The following table sets forth identifiable assets by segment at September 26, 2004 and December 28, 2003:

	Sept. 26,	December 28,
	2004	2003
Accounts receivable, net
Technology Services	$51,757	$49,849
Staffing Services	28,252	25,853

Total accounts receivable, net	$80,009	$75,702

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this document. Our fiscal year ends on the Sunday nearest to December 31, and our fiscal quarters end on the Sunday nearest to the end of each calendar quarter.

THE COMPANY

     On September 30, 2004, we and certain of our subsidiaries completed a merger transaction with COMSYS Holding, Inc. and its affiliates. In the merger, VTP, Inc., a subsidiary of ours, merged with and into COMSYS Holding, Inc. COMSYS Holding continued as the surviving entity and is now one of our wholly owned subsidiaries. In connection with the merger, we issued new shares of our common stock to stockholders of COMSYS Holding, which resulted in former COMSYS Holding stockholders owning approximately 55.4% of our outstanding common stock on a fully diluted basis. We also amended and restated our charter and changed our name to “COMSYS IT Partners, Inc.” The merger was intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended. Because former COMSYS Holding stockholders now own a majority of our outstanding common stock as a result of the merger, COMSYS Holding is deemed the accounting acquirer for financial accounting purposes. The financial results reported in this report reflect only the historical operations of Venturi Partners, Inc. since our third fiscal quarter ended prior to the consummation of the merger. Our future financial results will reflect the combined operations of COMSYS Holding and Venturi Partners, Inc. As a result, the financial results reported in this report are not necessarily indicative of our future results.

     In connection with the merger, and as a condition to its closing, on September 30, 2004, we sold our Staffing Services business to Compass CS, Inc. for $30.3 million in cash. After provision for certain escrows and the payment of transaction expenses, we received approximately $25.5 million in net cash proceeds from this sale transaction, which we used to repay indebtedness. The stock purchase agreement provides for a closing balance sheet adjustment, which will be calculated in the fourth quarter of fiscal 2004. The purchaser in this transaction is affiliated with The Compass Group International LLC, the parent entity of two of our largest stockholders. A member of our board of directors is a director of Compass CS, as well as a principal of The Compass Group International LLC and another Compass Group principal serves as a board observer for our Board of Directors.

     In connection with the consummation of the merger, we and our U.S subsidiaries entered into a credit agreement, which provides for a two-year term loan of $15 million and a five-year revolving credit facility of up to $100 million. The term loan of $15 million was funded on September 30, 2004 and is scheduled to be repaid in eight equal quarterly principal installments commencing on December 31, 2004. In addition, we and our U.S. subsidiaries entered into a term loan credit agreement, which provides for a term loan of $70 million. The term loan credit agreement matures on April 30, 2010. On September 30, 2004, our total outstanding indebtedness under these facilities totaled approximately $135 million, which included approximately (1) $15 million under the term loan at an interest rate of LIBOR plus 3.0%, (2) $50 million under the revolving credit facility at an interest rate of LIBOR plus 2.5%, and (3) $70 million under the term loan credit agreement at an interest rate of LIBOR plus 7.5%. These credit facilities are discussed below in further detail in the section entitled “Liquidity and Capital Resources.”

     In connection with the merger, we entered into a second amendment to our Amended and Restated Rights Agreement dated as of April 14, 2003. This amendment generally provided that the Rights (as defined in the rights agreement) would not become exercisable as a result of execution of the merger agreement and completion of the transactions contemplated thereby. The amendment also provided that the rights agreement would terminate immediately prior to the effectiveness of the merger.

     Prior to the completion of the merger and sale transactions discussed above, we were organized in two divisions: the Technology Services division, which provides information technology staffing and consulting services in a range of computer-related disciplines and technology tools for human capital management, and the Staffing Services division, which provides a variety of temporary office, clerical, accounting and finance, light technical and light industrial staffing services. Approximately 49% of our third quarter 2004 revenues came from Technology Services and 51% came from Staffing Services.

     Our business depends in large part on our ability to recruit skillful people and put them to work on temporary assignments for our customers, making our primary revenue drivers billable hours and hourly bill rates. We generate revenue primarily by billing our customers based on pre-agreed bill rates for the number of hours that each of our associates works on assignment. We describe the types of business that we do for our customers as either retail or vendor-on-premise, referred to as VOP, business. Our retail business includes our smaller accounts and involves more local relationship building and selling. Our VOP business tends to be our larger accounts or business with larger customers that may have needs in multiple cities. Most of our billings are on a time and materials basis. We also provide permanent placement services to certain of our customers, which results in fee revenue to us generally based on a percentage of the candidate’s first year salary. These placement services have been primarily for our customers in Staffing Services.

     Direct costs of services are our actual costs related to our billable employees and include the pay rate and payroll taxes, benefits and insurance costs and other similar expenses. Gross margin is influenced by the utilization rate for each billable employee, our business mix, seasonal trends as we move through each calendar year and our ability to manage other employment related costs, such as workers compensation costs. The Technology Services business is affected by the timing of holidays and seasonal vacation patterns, generally resulting in lower revenues and gross margins in the fourth quarter of each year. The Staffing Services business has also been subject to the seasonal impact of summer and holiday employment trends. Typically, the Staffing Services business was stronger in the second half of each calendar year than in the first half.

     We believe our revenue trends in the first nine months of 2004 continue to provide evidence of the slightly improving economy. Consistent with normal seasonal influences, Staffing Services revenues continued to strengthen in the third quarter of 2004. Technology Services’ net billable headcount increased slightly during the quarter, closing the quarter with 2,025 consultants.

RESULTS OF OPERATIONS

     Quarter Ended September 26, 2004 Versus Quarter Ended September 28, 2003

Operating Results

     Revenues increased 10.8% to $137.6 million in the third quarter of 2004 from $124.2 million in the third quarter of 2003. Direct costs, consisting of payroll and related expenses of consultants and temporary workers, increased 10.7% to $107.4 million in the third quarter of 2004 primarily due to higher revenues and increases in state unemployment taxes and workers compensation. Gross profit increased 11.0% to $30.3 million in the third quarter of 2004 from $27.3 million in the third quarter of 2003, primarily due to higher revenues. Gross profit as a percentage of revenues was relatively flat at 22.0% in the third quarter of 2004 compared to 21.9% in the third quarter of 2003.

     Operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization expense, increased 5.0% to $25.7 million in the third quarter of 2004 from $24.5 million in the third quarter of 2003. This increase was primarily due to increased commissions on the higher revenues. As a percentage of revenues, selling, general and administrative expenses decreased to 18.0% in the third quarter of 2004 from 18.7% in the third quarter of 2003. In addition, depreciation and amortization expense decreased to 0.7% of revenues in the third quarter of 2004 from 1.0% in the third quarter of 2003.

Technology Services Division

     Technology Services revenues increased 10.3% to $67.2 million in the third quarter of 2004 from $60.9 million in the third quarter of 2003. Technology Services billable consultants on assignment increased slightly for the quarter from 1,987 at the end of the second quarter of 2004 to 2,025 at the end of the third quarter of 2004. The following table summarizes the quarterly revenue and billable headcount (as of the end of each period) for the Technology Services operations for the third quarter of 2004 and 2003 (revenues in thousands):

	2004	2003
	Q3	Q3
Revenues	$67,217	$60,914
Billable headcount	2,025	1,900

     Gross margin percentage in Technology Services was 24.6% for the third quarter of 2004, an increase of 90 basis points from the third quarter of 2003. We believe our gross margins are stabilizing after several years of margin compression from customer pressure on bill rates and a market driven shift in mix of business away from higher margin new systems development work. Operating income rose to $4.2 million, or 6.2% of revenues, for the Technology Services operations in the third quarter of 2004 compared to $3.1 million, or 5.1% of revenues, in the third quarter of 2003, primarily due to increased revenues, improved gross margins and our ongoing efforts to aggressively manage costs.

Staffing Services Division

     Staffing Services revenues increased 11.2% to $70.4 million in the third quarter of 2004 from $63.3 million in the third quarter of 2003, primarily due to improvement in the retail component of our temporary staffing business and permanent placement revenues, which were partially offset by a decline in our VOP business. Operating income rose to $3.6 million, or 5.1% of revenues, for the Staffing Services operations in the third quarter of 2004, up from $3.2 million, or 5.1% of revenues, in the third quarter of 2003. The following table summarizes the quarterly revenues and billable hours for the Staffing Services operations for the third quarter of 2004 and 2003 (in thousands):

	2004	2003
	Q3	Q3
Revenues	$70,407	$63,308
Billable hours	4,121	3,754

     The change in business mix discussed above also impacts the division’s gross margins, as the VOP business typically carries higher volume and lower gross margins compared to the higher margin retail and permanent placement business. The following table summarizes the quarterly business mix for the Staffing Services division for the third quarter of 2004 and 2003:

	2004	2003
	Q3	Q3
Retail	67.1%	62.2%
VOP	30.4%	35.6%
Permanent placement	2.5%	2.2%

Total	100.0%	100.0%

     As previously discussed, the Staffing Services division was sold subsequent to the end of the third quarter on September 30, 2004.

Restructuring and Rationalization Charges

     We recorded $3.3 million in the third quarter of 2004 related to professional services fees incurred by us in connection with the merger with COMSYS Holding and the sale of the Staffing Services division. Approximately $2.5 million of these fees related to our merger with COMSYS Holding and the remaining $0.8 million related to the sale of our Staffing Services division.

     Beginning in 2001, we implemented a plan to restructure and rationalize certain operations. We recorded charges totaling $0.1 million and $0.2 million in the third quarter of 2004 and the third quarter of 2003, respectively, primarily related to lease termination and employee severance costs

     Following is a summary of the accrued liability for cash restructuring and rationalization charges for the quarter ended September 26, 2004 (in thousands):

	Employee	Lease	Professional
	Severance	Costs	Fees	Total
Accrued liability at June 27, 2004	6	3,756	—	3,762
Charges	—	92	3,304	3,396
Cash payments	—	(405)	(1,723)	(2,128)

Accrued liability at September 26, 2004	$6	$3,443	$1,581	$5,030

     The accrued professional fees were substantially paid at the closing of the merger and sale transactions (see Note 2). Of the remaining accrued liability at September 26, 2004, we expect to pay approximately $1.6 million over the next 12 months and the balance, consisting primarily of lease payments, over the following seven years. In connection with the sale of our Staffing Services division, the buyer assumed up to $0.8 million of accrued restructuring costs, primarily consisting of lease costs.

Stock Option Compensation Expense (Income)

     Stock option compensation expense (income) represents the non-cash charge associated with certain stock options that were issued within a six-month period after cancellation of old stock options and subsequently are accounted for as variable stock options under FASB Interpretation No. 44 (“FIN 44”),

“Accounting for Certain Transactions involving Stock Compensation.” The share price at September 26, 2004 was lower than the share price at the end of the second quarter, resulting in an income adjustment of $1.1 million in the third quarter of 2004. We expect to continue to record adjustments to income from stock option compensation in future periods due to continued vesting of such stock options and any subsequent changes in the price of our common stock.

Interest Expense

     Interest expense increased 96.4% to $0.4 million in the third quarter of 2004 from $0.2 million in the third quarter of 2003, primarily as a result of higher average debt balances outstanding. The reported interest expense of $0.4 million for the third quarter of 2004 is net of amortization of deferred gain on financial restructuring of $1.0 million. The average interest rate on borrowings was 8.4% in the third quarter of 2004, unchanged from the third quarter of 2003. In connection with the merger, we entered into new credit facilities and repaid all amounts outstanding under our prior credit facility. Total debt outstanding under these credit facilities on September 30, 2004 was approximately $135 million.

Provision (Benefit) for Income Taxes

     We recorded income tax expense of $0.5 million in the third quarter of 2004, comprised of a non-cash deferred income tax benefit related to the goodwill impairment charge recorded in the second quarter offset by an effective tax rate of 18.6% related to our operating income. The estimated effective tax rate of 18.6% in the third quarter of 2004 was lower than the U.S. federal statutory rate of 35% primarily due to the impact of non-deductible expenses and the provision of valuation allowances against deferred income tax assets. No provision or benefit for income taxes was recorded in the third quarter of 2003 since the gain from the financial restructuring will not be subject to income tax and we had incurred operating losses that can be carried forward to offset future taxable income. Because of the changes in ownership of the Company that occurred in connection with the financial restructuring on April 14, 2003, the utilization of net operating losses generated prior to that date will not be available to offset future taxable income. We have deferred tax assets relating to deductible temporary differences and NOL carryforwards generated since April 14, 2003 which are fully reserved through a valuation allowance to the extent they are not offset by deferred tax liabilities.

     Nine Months Ended September 26, 2004 Versus Nine Months Ended September 28, 2003

Operating Results

     Revenues increased 9.8% to $403.4 million in the first nine months of 2004 from $367.4 million in the first nine months of 2003. Direct costs, consisting of payroll and related expenses of consultants and temporary workers, increased 10.3% to $318.2 million in the first nine months of 2004, due primarily to higher revenues. Gross profit increased 7.9% to $85.2 million for the first nine months of 2004 from $79.0 million for the first nine months of 2003, due primarily to higher revenues. Gross profit as a percentage of revenues decreased to 21.1% in the first nine months of 2004 from 21.5% in the first nine months of 2003, primarily as the result of higher state unemployment tax rates and increased workers’ compensation and medical costs.

     Operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization expense, decreased 1.0% to $76.3 million in the first nine months of 2004 from $76.7 million in the first nine months of 2003. This decrease was primarily due to our aggressive cost management program, offset by increases in state unemployment tax rates and medical costs. As a percentage of revenues, selling, general and administrative expenses decreased to 18.2% in the first nine months of 2004 from 19.8% in the first nine months of 2003. In addition, depreciation and amortization expense decreased to 0.8% of revenues in the first nine months of 2004 from 1.1% in the first nine months of 2003.

Technology Services Division

     Technology Services revenues increased 11.6% to $202.4 million in the first nine months of 2004 from $181.3 million in the first nine months of 2003. Technology Services billable consultants on assignment began to climb again in 2004, and increased from approximately 1,950 at year-end 2003 to 2,025 at the end of the third quarter of 2004. The following table summarizes the quarterly revenue and billable headcount (as of the end of each period) for the Technology Services operations for the first nine months of 2004 and 2003 (revenues in thousands):

	2004				2003
	Q1	Q2	Q3	YTD	Q1	Q2	Q3	YTD
Revenues	$67,478	$67,679	$67,217	$202,374	$60,559	$59,829	$60,914	$181,302
Billable headcount	1,980	1,987	2,025	N/A	1,830	1,800	1,900	N/A

     Gross margin percentage in Technology Services was 23.1% for the first nine months of 2004, which reflects a decrease of 10 basis points from the first nine months of 2003, primarily as a result of higher state unemployment tax rates. We believe our gross margins are stabilizing after several years of margin compression from customer pressure on bill rates and a market driven shift in mix of business away from higher margin new systems development work. Operating income rose to $10.6 million, or 5.2% of revenues, for the Technology Services operations in the first nine months of 2004 compared to $6.9 million, or 3.8% of revenues, in the first nine months of 2003, primarily due to increased revenues, improved gross margins and our ongoing efforts to aggressively manage costs.

Staffing Services Division

     Staffing Services revenues increased 8.0% to $201.0 million in the first nine months of 2004 from $186.1 million in the first nine months of 2003, primarily due to improvement in the retail component of our temporary staffing business and permanent placement revenues, which were partially offset by a decline in our VOP business. Operating income rose to $8.5 million, or 4.2% of revenues, for the Staffing Services operations in the first nine months of 2004, up from $6.5 million, or 3.5% of revenues, in the first nine months of 2003. The following table summarizes the quarterly revenues and billable hours for the Staffing Services operations for the first nine months of 2004 and 2003 (in thousands):

	2004				2003
	Q1	Q2	Q3	YTD	Q1	Q2	Q3	YTD
Revenues	$61,778	$68,815	$70,407	$201,000	$60,157	$62,680	$63,308	$186,145
Billable hours	3,568	3,998	4,121	7,566	3,574	3,691	3,754	11,019

     The change in business mix discussed above also impacts the division’s gross margins, as the VOP business typically carries higher volume and lower gross margins compared to the higher margin retail and permanent placement business. The following table summarizes the quarterly business mix for the Staffing Services division for the first nine months of 2004 and 2003:

	2004				2003
	Q1	Q2	Q3	YTD	Q1	Q2	Q3	YTD
Retail	63.5%	64.4%	67.1%	65.1%	60.6%	60.7%	62.2%	61.2%
VOP	33.9%	32.9%	30.4%	32.3%	37.4%	37.0%	35.6%	36.6%
Permanent placement	2.6%	2.7%	2.5%	2.6%	2.0%	2.3%	2.2%	2.2%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

     As previously discussed, our Staffing Services division was sold subsequent to the end of our third quarter on September 30, 2004.

Goodwill Impairment

     Based on the proceeds to be received in connection with the sale of our Staffing Services division, we recognized an impairment loss of $41.7 million associated with Staffing Service’s goodwill in the second fiscal quarter of 2004. The primary reasons for impairment were, among other factors, the downward adjustment in projected results of the Staffing Services division, caused in part by the loss of certain key customers, and increased discounting of future results based on the current assessment of risk inherent in the business.

Restructuring and Rationalization Charges

     We recorded $3.3 million in the third quarter of 2004 related to professional services incurred by us in connection with the merger with COMSYS Holding and the sale of our Staffing Services division. Approximately $2.5 million of these fees related to our merger with COMSYS Holding and the remaining $0.8 million related to the sale of our Staffing Services division.

     Beginning in 2001, we implemented a plan to restructure and rationalize certain operations. We recorded charges totaling $0.1 million and $2.4 million in the first nine months of 2004 and the first nine months of 2003, respectively, primarily related to lease termination and employee severance costs

     Following is a summary of the accrued liability for cash restructuring and rationalization charges for the nine months ended September 26, 2004 (in thousands):

	Employee	Lease	Professional
	Severance	Costs	Fees	Total
Accrued liability at December 28, 2003	$26	$4,733	$—	$4,759
Cash payments	(20)	(525)	—	(545)

Accrued liability at March 28, 2004	6	4,208	—	4,214
Cash payments	—	(452)	—	(452)

Accrued liability at June 27, 2004	6	3,756	—	3,762
Charges	—	92	3,304	3,396
Cash payments	—	(405)	(1,723)	(2,128)

Accrued liability at September 26, 2004	$6	$3,443	$1,581	$5,030

     The accrued professional fees were substantially paid at the closing of the merger and sale transactions (see Note 2). Of the remaining accrued liability at September 26, 2004, we expect to pay approximately $1.6 million over the next 12 months and the balance, primarily lease payments, over the following seven years. In connection with the sale of the Commercial Staffing division, the buyer assumed up to $0.8 million of accrued restructuring costs, primarily lease costs.

Interest Expense

     Interest expense decreased 83.6%, to $0.9 million in the first nine months of 2004 from $5.3 million in the first nine months of 2003, primarily as a result of the comprehensive financial restructuring completed in April 2003. The reported interest expense of $0.9 million for the first six months of 2004 is net of amortization of deferred gain on financial restructuring of $3.0 million. The average interest rate on borrowings was 8.4% in the first nine months of 2004, up 80 basis points from the first nine months of 2003.

Gain on Financial Restructuring, Net

     The gain on financial restructuring that resulted from the conversion of $109.7 million of our 5.75% convertible subordinated notes to equity is net of professional fees incurred in connection with the financial restructuring. Fees incurred in the first nine months of 2003 totaled $3.0 million, and all prior year costs were previously classified in restructuring and rationalization charges. These fees have been reclassified for all periods presented.

Provision (Benefit) for Income Taxes

     We recorded an income tax benefit of $0.4 million in the first nine months of 2004, comprised of a non-cash deferred income tax benefit related to the goodwill impairment charge recorded in the second quarter of 2004 offset by an effective tax rate of 18.6% related to our operating income. The estimated effective tax rate of 18.6% in the first nine months of 2004 was lower than the U.S. federal statutory rate of 35% primarily due to the impact of non-deductible expenses and the provision of valuation allowances against deferred income tax assets. No provision or benefit for income taxes was recorded in the first nine months of 2003 since the gain from the financial restructuring will not be subject to income tax and we had incurred operating losses which can be carried forward to offset future taxable income. Because of the changes in our ownership that occurred in connection with the financial restructuring on April 14, 2003, the utilization of net operating losses generated prior to that date will not be available to offset future taxable income. We have deferred tax assets relating to deductible temporary differences and NOL carryforwards generated since April 14, 2003, which are fully reserved through a valuation allowance to the extent they are not offset by deferred tax liabilities. We expect our effective tax rate to approach the statutory rate in 2007.

LIQUIDITY AND CAPITAL RESOURCES

     Overview

     In connection with the consummation of the merger, our existing credit facility was paid off and we, along with our U.S. subsidiaries, entered into a new credit agreement with Merrill Lynch Capital, as administrative agent, ING Capital LLC, as documentation agent, GMAC Commercial Finance LLC, as syndication agent, and a syndicate of lenders. This credit agreement provides for a two-year term loan of $15 million, which was funded on September 30, 2004, and which is scheduled to be repaid in eight equal quarterly principal installments commencing on December 31, 2004, and a five-year revolving credit facility of up to $100 million. The term loan bears interest at LIBOR plus 3.0% or, at our option, the prime rate plus 2.0% per annum. Revolving credit facility loans bear interest at LIBOR plus a margin that can range from 2.25% to 2.50% or, at our option, the prime rate plus a margin that can range from 1.25% to 1.50%, each depending on our total debt to adjusted EBITDA ratio. The credit agreement also provides for a quarterly commitment fee of 0.5% per annum of the unused portion of the revolving credit facility and fees for each letter of credit issued under the facility. We and certain of our subsidiaries guarantee the loans and obligations under the credit agreement. Our loans and obligations and those of our subsidiaries under the credit agreement and guarantees are secured by a perfected first priority security interest in substantially all of our assets and the assets of our U.S. subsidiaries, as well as the shares of capital stock of our direct and indirect U.S. subsidiaries and 65% of the capital stock of our direct and indirect non-U.S. subsidiaries.

     In connection with the merger, we, along with our U.S. subsidiaries, also entered into a term loan credit agreement with Merrill Lynch Capital, as administrative agent, Heritage Bank, SSB, as collateral agent, and a syndicate of lenders. The term loan credit agreement provides for a term loan of $70 million, which was funded on September 30, 2004, and which matures on April 30, 2010. The term loan bears interest at LIBOR plus 7.5% or, at our option, the prime rate plus 6.5%. We and certain of our subsidiaries guarantee the loans and obligations under the term loan credit agreement. Our loans and obligations and those of our subsidiaries under the term loan credit agreement and guarantees are secured by a second priority security interest in substantially all of our assets and the assets of our U.S. subsidiaries, as well as the shares of capital stock of our direct and indirect U.S. subsidiaries and 65% of the capital stock of our direct and indirect non-U.S. subsidiaries.

     Our total debt outstanding under these facilities on September 30, 2004 was approximately $135 million, which included approximately (1) $15 million under the term loan at an interest rate of LIBOR plus 3.0%, (2) $50 million under the revolving credit facility at an interest rate of LIBOR plus 2.5%, and (3) $70 million under the term loan credit agreement at an interest rate of LIBOR plus 7.5%. The excess availability under the revolving credit facility on September 30, 2004 was approximately $19 million, which is net of required reserves for merger related restructuring costs of $23 million and a minimum availability amount of $5 million.

     Immediately following the completion of the merger, we began implementing a comprehensive integration program intended to streamline our operations and reduce operating costs. The major components of our integration plan are definition of the organizational structure, consolidation of duplicate branch offices, deployment of information systems, implementation of common business processes and standardizing compensation and benefit plans. Before the end of 2004, we expect to combine 16 of our 39 branch offices, deploy COMSYS Holding’s front office system to each of the legacy Venturi branch offices, standardize compensation plans for account managers and recruiters and implement a common benefit plan for consultants and staff employees. To date, we have combined eight of the 16 duplicate branch offices and deployed our front office system to 12 of the 21 offices that will begin to operate under this system. We have also completed our reduction in force plan and provided termination notices to approximately 185 staff employees.

     The merger and integration program will result in substantial, non-recurring costs. These costs include legal and accounting fees, duplicate information technology and accounting personnel expenses and severance and retention costs. These costs and expenses will be paid primarily in the last quarter of 2004 and the first quarter of 2005. Accordingly, they are not reflected in the financial statements included in this report, except for the merger related costs of $3.3 million paid at the closing of the merger for professional fees. We have established a $23 million restructuring reserve for this purpose. We believe that cash flow from operations and available borrowings under our credit facilities will be adequate to meet our working capital needs and fund our capital expenditures and debt service obligations. Capital expenditures for 2005 are currently estimated to be $5 million to $6 million.

     We are subject to periodic review by federal, state and local taxing authorities in the ordinary course of business, and are currently engaged in certain audits that may result in assessments for certain deficiencies. In any of these cases or in other audits of our income, payroll or other tax returns, the appropriate taxing authority could challenge certain tax positions that we have taken and propose adjustments that could result in assessments for additional taxes payable, together with penalties and interest. We believe that our tax positions comply with applicable tax laws and we would vigorously defend these positions if challenged. In addition, although we believe that we have adequately accrued for any foreseeable payments resulting from tax examinations, there can be no assurance that any such additional taxes, penalties or interest payable would not have a material effect on our liquidity or financial condition.

     The following table summarizes our cash flow activity for the nine months ended September 26, 2004 and September 28, 2003 (in thousands):

	Nine months ended
	Sept. 26,	Sept. 28,
	2004	2003
Net cash provided by operating activities	$2,992	$27,100
Net cash used in investing activities	(467)	(642)
Net cash used in financing activities	(1,974)	(45,346)

Net decrease in cash and cash equivalents	$551	$(18,888)

     For the nine months ended September 26, 2004, cash provided by operating activities was $3.0 million compared with $27.1 million in the first nine months of 2003, primarily due to income tax refunds received in 2003. In the first nine months of 2004, cash was used for accounts receivable due to increasing business activity levels, offset somewhat by a reduction in day’s sales outstanding. In the aggregate, day’s sales outstanding decreased to 47 days at September 26, 2004 from 51 days at December 28, 2003. Cash used in investing activities related to our capital spending was $0.5 million in the first nine months of 2004 compared with $0.6 million during the first nine months of 2003. Cash used in financing activities was $2.0 million in the first nine months of 2004, compared to $45.3 million in the first nine months of 2003 as we used substantially all of our cash on hand to pay down the indebtedness under the credit facility we entered into in connection with the financial restructuring in April 2003.

     We had accrued restructuring and rationalization charges of $5.0 million at September 26, 2004, of which $1.6 million related to professional fees related to the merger, which were paid at the closing date, September 30, 2004. We expect to pay an additional $1.6 million of such charges during the next 12 months and the balance, primarily lease payments, over the following seven years.

     Our common stock has traded since May 13, 2004 on the NASDAQ National Market. As a result of our name change following our merger with COMSYS Holding, our common stock now trades under the symbol (“CITP”).

CONTRACTUAL AND COMMERCIAL COMMITMENTS

     During the first quarter of 2004, we entered into a significant new lease agreement for our corporate offices with rent (approximately $0.3 million per year and escalating annually) commencing December 1, 2004 and ending December 31, 2014. As a result of the merger, we do not expect to occupy these offices and will attempt to mitigate our obligations under this lease.

FORWARD-LOOKING INFORMATION

     Certain information contained in this report may be deemed forward-looking statements regarding events and financial trends that could affect our plans, objectives, future operating results, financial condition, performance and business. These statements may be identified by words such as “estimate,” “forecast,” “plan,” “intend,” “believe,” “should,” “expect,” “anticipate,” or variations or negatives thereof, or by similar or comparable words or phrases. Forward-looking statements are based on our expectations and beliefs concerning future events affecting the Company and are subject to risks and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, including:

•	our success in attracting, training, retaining and motivating key officers and employees;

•	changes in levels of unemployment and other economic conditions in the United States, or in particular regions or industries;

•	weakness or reductions in corporate information technology spending levels;

•	our ability to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions;

•	the impact of competitive pressures, including any change in the demand for our services, on its ability to maintain or improve its operating margins;

•	the entry of new competitors into the marketplace or expansion by existing competitors;

•	the possibility of our incurring liability for the activities of its temporary employees or for events impacting its temporary employees on clients’ premises;

•	the risk in an uncertain economic environment of increased incidences of employment disputes, employment litigation and workers’ compensation claims;

•	the challenges of integration and restructuring associated with the recently completed merger or other planned business activities and the challenges of achieving anticipated synergies;

•	the risk that further cost cutting or restructuring activities undertaken by us could cause an adverse impact on certain of our operations;

•	economic declines that affect our liquidity or ability to comply with its loan covenants;

•	adverse changes in credit and capital markets conditions that may affect our ability to obtain financing or refinancing on favorable terms;

•	adverse changes to management’s periodic estimates of future cash flows that may affect our assessment of its ability to fully recover its goodwill;

•	whether governments will amend existing regulations in such a manner as to increase our costs of doing business;

•	whether governments will impose additional regulations or licensing requirements on staffing services businesses in particular or on employer/employee relationships in general; and

•	other matters discussed in this press release and our most recent definitive proxy statement, Forms 10-K, 10-Q and 8-K, as well as matters discussed in our future SEC filings.

     Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Any or all of our forward-looking statements included in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in this report will be important in determining future results. Actual future results may vary materially. Because of these factors, we caution that investors should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances, and we are not responsible for any changes made to this release by wire or Internet services.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our outstanding debt under our prior credit facility at September 26 2004, was $54.0 million. Interest on borrowings under that facility was based on the prime rate plus a variable margin. Based on the outstanding balance at September 26, 2004, a change of 1% in the interest rate would cause a change in interest expense of approximately $0.5 million on an annual basis. In connection with the merger, all indebtedness under this prior credit facility was repaid with borrowings under our new credit facilities. On September 30, 2004, our total outstanding debt was approximately $135 million. Based on this outstanding balance, a change of 1% in the interest rate would cause a change in interest expense of approximately $1.4 million on an annual basis.

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

     There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s third fiscal quarter that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

On July 20, 2004, we furnished to the SEC a Current Report on Form 8-K announcing our entering into agreements to merge with COMSYS Holding and to sell our Staffing Services division.

On July 21, 2004, we filed with the SEC a Current Report on Form 8-K describing our merger agreement with COMSYS Holding, Inc. and other parties thereto, our stock purchase agreement with PFI Corp. and Compass CS, Inc. and a Second Amendment to our Amended and Restated Rights Agreement.

On July 29, 2004, we filed with the SEC a Current Report on Form 8-K to file annexes and exhibits to our merger agreement with COMSYS Holding, Inc.

On August 6, 2004, we furnished to the SEC a Current Report on Form 8-K announcing our financial results for the second quarter of 2004.

On September 7, 2004, we filed with the SEC a Current Report on Form 8-K describing Separation Agreements that we entered into with Larry Enterline, Ken Bramlett and James Hunt.

On September 10, 2004, we filed with the SEC a Current Report on Form 8-K describing the First Amendment to the Agreement and Plan of Merger.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSYS IT PARTNERS, INC.
(Registrant)

Date: November 10, 2004	By:	/s/ Michael T. Willis

Michael T. Willis
President and Chief Executive Officer

Date: November 10, 2004	By:	/s/ Joseph C. Tusa, Jr.

Joseph C. Tusa, Jr.
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger dated as of July 19, 2004 among the Company, Venturi Technology Partners, LLC, VTP, Inc., COMSYS Information Technology Services, Inc., COMSYS Holding, Inc. and certain COMSYS Holding stockholders named therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 21, 2004).

2.2	Amendment No. 1 to Agreement and Plan of Merger dated as of September 3, 2004 among the Company, Venturi Technology Partners, LLC, VTP, Inc., COMSYS Information Technology Services, Inc., COMSYS Holding, Inc. and certain COMSYS Holding stockholders named therein (incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 10, 2004).

2.3	Stock Purchase Agreement dated as of July 19, 2004 among the Company, PFI Corp. and Compass CS, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the SEC on July 21, 2004).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 4, 2004).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 4, 2004).

4.1	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.0 to the Quarterly Report on Form 10-Q filed with the SEC on August 13, 2003).

4.2	Second Amendment to Amended and Restated Rights Agreement dated as of July 19, 2004 between the Company and Wachovia Bank, National Association, as rights agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 21, 2004).

10.1	Credit Agreement dated as of September 30, 2004 among COMSYS Services LLC, Venturi Technology Partners, LLC, COMSYS Information Technology Services, Inc., COMSYS IT Partners, Inc., PFI Corp., COMSYS Holding, Inc., Merrill Lynch, as Administrative Agent, ING Capital LLC, as Documentation Agent, GMAC Commercial Finance LLC, as Syndication Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 6, 2004).

10.2	Holdings Guaranty dated as of September 30, 2004 by COMSYS Holding, Inc., COMSYS IT Partners, Inc. and PFI Corp. in favor of Merrill Lynch Capital in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 6, 2004).

10.3	Term Loan Credit Agreement dated as of September 30, 2004 among COMSYS Services LLC, Venturi Technology Partners, LLC, COMSYS Information Technology Services, Inc., COMSYS IT Partners, Inc., PFI Corp., COMSYS Holding, Inc., Merrill Lynch Capital, as Administrative Agent, Heritage Bank, SSB, as Collateral Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 6, 2004).

10.4	Holdings Guaranty dated as of September 30, 2004 by COMSYS Holding, Inc., COMSYS IT Partners, Inc. and PFI Corp. in favor of Heritage Bank, SSB in its capacity as Collateral Agent and Merrill Lynch Capital in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 6, 2004).

10.5	Registration Rights Agreement, dated as of September 30, 2004, by and among the Company and the stockholders party thereto (incorporated by reference to the Company’s Form 8-A/A filed with the SEC on November 2, 2004).

Exhibit
Number	Description
10.6	Amended and Restated Registration Rights Agreement, dated as of September 30, 2004, by and among the Registrant and the stockholders party thereto (incorporated by reference to the Company’s Form 8-A/A filed with the SEC on November 2, 2004).

10.7	Voting Agreement, dated as of September 30, 2004, by and among the Registrant and the stockholders party thereto (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2004).

10.8	Voting Agreement, dated as of September 30, 2004, between the Registrant and MatlinPatterson Global Opportunities Partners, L.P. (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2004).

10.9	2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on November 9, 2004).

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

* Filed herewith.