Form 10-K
period 2005-01-02
COMSYS IT PARTNERS INC
filed 2005-04-01
CIK 948850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 000-27792

COMSYS IT Partners, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	56-1930691
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

4400 Post Oak Parkway, Suite 1800

Houston, Texas 77027

(Address of principal executive offices)

(Zip code)

Registrant’s telephone number including area code:

(713) 386-1400

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 27, 2004 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $18,548,600. For the purpose of calculating this amount only, all stockholders with more than 10% of the total voting power, all directors and all executive officers have been treated as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The Registrant does not have any non-voting common stock. The number of shares of the Registrant’s common stock outstanding as of March 28, 2005, was 15,532,155.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive proxy statement for the Registrant’s 2005 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report, including information incorporated by reference, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to the financial condition, results of operations, plans, objectives, future performance and business of COMSYS IT Partners, Inc. (formerly Venturi Partners, Inc.) and its subsidiaries, as well as those relating to the merger on September 30, 2004 of VTP, Inc., a subsidiary of Venturi Partners, Inc., and COMSYS Holding, Inc., also referred to as the merger. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All statements other than statements of historical facts included in, or incorporated into, this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements.

These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, including:

•	the impact of competitive pressures on our ability to maintain or improve operating margins, including any change in the demand for our services;

•	our success in attracting, training, retaining and motivating consultants and key officers and employees;

•	changes in levels of unemployment and other economic conditions in the United States, or in particular regions or industries;

•	weakness or reduction in corporate information technology spending levels;

•	our ability to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions;

•	the challenges of integration and restructuring associated with the merger or other planned business activities and the challenges of achieving anticipated synergies; and

•	the entry of new competitors into the U.S. staffing services market because of the limited barriers to entry or the expansion of existing competitors in that market.

Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in this section, the “Risk Factors” section and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I

ITEM 1.	BUSINESS

Unless otherwise indicated or the context otherwise requires, all references in this report to “COMSYS,” the “Company,” “us,” “our” or “we” are to COMSYS IT Partners, Inc., a Delaware corporation formed in July 1995, and its consolidated subsidiaries. Except as otherwise specified, references to “Old COMSYS” are to COMSYS Holding, Inc., its subsidiaries and their respective predecessors prior to its merger with VTP, Inc., a wholly owned subsidiary of Venturi Partners, Inc., on September 30, 2004, which we refer to as the merger. In connection with the merger, Venturi Partners, Inc. changed its name to “COMSYS IT Partners, Inc.” Since former Old COMSYS stockholders owned a majority of our common stock upon consummation of the merger, Old COMSYS is deemed the acquirer of Venturi for accounting and financial reporting purposes. References to “Venturi” are to Venturi Partners, Inc., its subsidiaries and their respective predecessors prior to the merger, excluding those subsidiaries relating to Venturi’s commercial staffing business which were sold on September 30, 2004.

Company Overview

We are a leading information technology, or IT, staffing services company that provides a full range of specialized staffing and project implementation services and products. The staffing services we provide allow our clients to focus their resources on their core businesses rather than on recruiting, training and managing IT professionals. In using our staffing services, our clients benefit from:

•	our extensive recruiting channels, providing our clients ready access to highly skilled IT professionals, often within 48 hours of submitting a placement request;

•	access to a flexible workforce, allowing our clients to manage their labor costs more effectively without compromising their IT goals; and

•	our knowledge of the market for IT resources, providing our clients with qualified candidates at competitive prices.

We contract with our customers to provide both short- and long-term IT staffing services at client locations throughout the U.S. Our consultants possess a wide range of skills and experience, including website development and integration, application programming and development, client/server development, systems software architecture and design, systems engineering and systems integration. Our IT staffing services accounted for approximately 91% of our revenues for 2004.

In addition to our core IT staffing business, we also offer our customers services that complement our staffing activities, such as:

•	vendor management, in which we assist our clients in quantifying, rationalizing and monitoring their procurement of temporary staffing and other services from multiple suppliers;

•	project solutions, including software development and maintenance, network design and management and offshore application maintenance and development; and

•	recruitment and permanent placement of IT professionals.

These additional services provide us opportunities to build relationships with new clients and enhance our service offerings to our existing clients.

We currently engage approximately 4,900 consultants, many of whom have over eight years of IT industry experience. We recruit our consultants through our internal proprietary database that contains information about more than 300,000 candidates, and also through the Internet, local and national advertising and trade shows. We have a specialized selection, review and reference process for our IT consultant candidates that is an integral part of maintaining the delivery of high quality service to our clients.

We provide our IT staffing services to over 400 customers, including some of the largest users of IT services in the U.S. We serve a broad and diversified customer base with clients in the financial services, telecommunications, manufacturing, information technology, government, pharmaceutical, transportation and health care sectors. Our customer base includes approximately 30% of the Fortune 500 companies and approximately 66% of the Fortune 50 companies. We have long-standing relationships with many of our clients. We believe our diverse customer base limits the risk associated with customer concentration.

We have a coast-to-coast presence in the United States, with 41 offices in 23 states. We believe we are one of the largest service providers in the markets served by our nine offices where we have more than 200 consultants each, including our Washington, D.C. office, where we have approximately 500 consultants. In nine additional offices we have more than 100 consultants each, giving us a significant presence in those markets. Each of our other offices has between 25 and 95 consultants. This coverage allows us to meet the needs of our clients on a national basis and provides us with a competitive advantage over regional and local IT staffing providers. In addition, we have one office in the United Kingdom through which we provide services to certain key U.S.-based clients.

Our management team has significant experience in the staffing industry. This team is headed by Mike Willis, our Chairman, Chief Executive Officer and President. Mr. Willis has over 30 years of industry experience and is one of the leaders in the consolidation of the staffing industry. He has participated in the acquisition and integration of over 60 companies during his career.

Our History

We completed the merger of Venturi and Old COMSYS on September 30, 2004, combining the eighth and ninth largest companies in the IT staffing industry to create the fourth largest IT staffing company based on revenue data for 2003. The combined company has achieved, and is expected to continue to achieve, cost savings by reducing corporate overhead and other expenses. The combined company also enjoys the benefits of a broader geographic footprint and offers an expanded range of technology service offerings that we expect will make us more competitive. We believe these factors will enable us to secure new and expand existing relationships with Fortune 500 clients.

Prior to the merger, Old COMSYS was one of the largest providers of IT staffing services in the United States, and its consultants provided services to a diverse customer base that included commercial clients and federal and state governmental entities. Headquartered in Houston, it operated a network of 30 offices in 20 states. Prior to the merger, Venturi was a leading provider of technology and commercial staffing services to businesses and professional and government organizations. It operated through 27 offices in 20 states. Venturi’s IT service offerings, which were similar to those offered by Old COMSYS, included technology consulting, IT staffing, IT permanent placement and vendor management services.

In connection with the merger, we changed the name of our corporation from “Venturi Partners, Inc.” to “COMSYS IT Partners, Inc.” Concurrent with the merger, we also completed the sale of Venturi’s commercial staffing services division, Venturi Staffing Partners, Inc., to CBS Personnel Services, Inc. (formerly known as Compass CS Inc.) for approximately $30.3 million in cash and the assumption of approximately $700,000 in liabilities.

Services

Our core business is providing IT staffing services, which accounted for approximately 91% of our revenues for 2004. We also strive to differentiate ourselves from our competitors by offering additional services that complement our IT staffing services, including vendor management, project solutions and permanent placement of IT professionals.

IT Staffing Services

We provide a wide range of IT staffing services to companies in diversified vertical markets, including financial services, telecommunications, manufacturing, information technology, federal, state and local government, pharmaceutical, transportation and health care. We deliver qualified consultants and project managers for contract assignments and full-time employment across most technology disciplines. In light of the time and location sensitive nature of our core IT staffing services, offshore application development and maintenance centers have not proven critical to our operations or our competitive position.

Our staffing services are generally provided on a time-and-materials basis, meaning that we bill our clients for the number of hours worked in providing services to the client. Hourly bill rates are typically determined based on the level of skill and experience of the consultants assigned and the supply and demand in the current market for those qualifications. Alternatively, the bill rates for some assignments are based on a mark-up over compensation and other direct and indirect costs. Assignments can range from 30 days to over a year, with an average duration of five months. Certain of our contracts are awarded on the basis of competitive proposals, which can be periodically re-bid by the client.

We maintain a variable cost model in which we compensate most of our consultants only for those hours that we bill to our clients. The consultants who perform IT services for our clients consist of our consultant employees as well as independent contractors and subcontractors. With respect to our consultant employees, we are responsible for all employment-related costs, including medical and health care costs, workers’ compensation and federal social security and state unemployment taxes.

Vendor Management Services

Vendor management services, or VMS, are services that allow our clients to manage their procurement of and expenditures for temporary IT, clerical, finance and accounting, and light industrial personnel. Contracted services are often provided to a large client by hundreds of companies. VMS provides a mechanism for clients to reduce their expenditures for temporary personnel services by standardizing pay rates for similar positions and reducing the number of suppliers providing these services. VMS gives our clients the ability to leverage their purchasing power for these temporary personnel services by standardizing their requisition, contract and procurement processes. Clients also benefit from contracting with only one supplier, receiving a consolidated invoice and having a single point of contact while retaining access to a full range of resources offered by a diverse portfolio of suppliers.

We operate VMS under the brand name vWorxSM. Our VMS provides a structured approach consisting of process management and a web-based software tool to quantify, rationalize and monitor the expenditures that a client makes for its contracted services. We use third party software products and a proprietary software program to provide our VMS. Our VMS implementation processes have been ISO 9001:2000 certified, which means that our processes comply with a comprehensive set of international quality standards. We believe that we are one of the few companies in our industry providing vendor management services to have this ISO certification.

Project Solutions

As an extension of our underlying core competency in IT staffing, we offer our clients specialized project services that include project managers, project teams and turn-key deliverable-based solutions in the application development, application integration and re-engineering, application maintenance and application testing practice areas. We provide these solutions through a defined IT implementation methodology. We deliver these solutions through teams deployed on-site, offsite at development centers located in Kalamazoo, Michigan, Richmond, Virginia, Somerset, New Jersey and Portland, Oregon and, through a strategic alliance, offshore at technology centers located in India. These services are generally contracted on a time-and-materials basis, with some services provided on a fixed-price basis. We have a number of specialty practice areas, including statistical analysis applications (SAS), enterprise resource applications (ERP), network integration, business intelligence and translation and localization services.

Permanent Placement

We also assist our clients in locating IT professionals for full-time positions within their organizations. We assist in recruitment efforts and screening potential hires. If a customer hires our candidate, we are generally compensated based on a percentage of the candidate’s first year cash compensation. Billing is contingent on our filling the position.

Industry Overview

We believe that the demand for IT staffing is highly correlated to economic conditions and overall employment trends and that demand will increase with an improving economy. After contraction in the IT staffing industry from late 2000 to 2002 caused by corporate overspending on IT initiatives during the late 1990s and subsequent poor economic conditions, the industry has recently shown signs of growth. Staffing Industry Analysts, Inc., or SIA, an independent, industry-recognized research group, noted in its March 2005 report that it expects the IT staffing industry to grow from $15.8 billion in 2004 to $17.4 billion in 2005 and $19.2 billion in 2006, an increase of approximately 10% in each of 2005 and 2006. In addition, vendor management services are expected to grow at a much faster pace, with SIA projecting that 29% of large companies will use vendor management services in 2005, compared to 8% in 2003.

The IT staffing industry is fragmented and highly competitive. Based on SIA data for 2004, no one company accounted for more than 9% of total IT staffing industry revenues, and the top five companies accounted for approximately 27% of total industry revenues. Many believe that further consolidation of the industry will continue and that the large competitors in the industry are better positioned to increase their respective market share. A number of large companies maintain preferred supplier lists of service providers that satisfy specified criteria and from which they generally source their IT staffing and service needs. The criteria typically include the service provider’s geographic coverage relative to the client’s locations, its size and market share, typically measured by its total revenues, its recruiting process and database of potential candidates, and its pricing structure, including discounts and rebates.

We believe that key elements of successfully competing in the industry include maintaining a strong base of qualified IT professionals to enable quick responses to client requests (often within 48 hours) and ensuring that the candidates are an appropriate fit with the cultural and technical requirements of the assignments. Other key success factors include accurate evaluation of candidates’ technical skills, strong account management to develop and maintain client relationships and efficient and consistent administrative processes to assist in the delivery of quality services.

Competitive Strengths

We believe that our competitive strengths differentiate us from our competitors and have allowed us to successfully create a sustainable and scalable national IT staffing services business. Our competitive strengths include:

•

Large national footprint and proven track record. We believe our brand name, high-quality consultant base and broad geographic presence give us a competitive advantage as corporate and governmental clients continue to consolidate their use of IT staffing providers. We currently engage approximately 4,900 consultants and offer a wide range of IT staffing expertise, including website development and integration, application programming and development, client/server development, systems software architecture and design, systems engineering and systems integration. Our coast-to-coast presence of 41 offices in 23 states allows us to meet the needs of our clients on a national basis, as well as build local relationships. For our large customers that have multiple IT centers in the U.S., our geographic coverage allows us to provide consistent high quality service through a single point of contact.

•	Focus on IT staffing services. We believe that the IT staffing industry offers a greater opportunity for higher profitability than other commercial staffing segments because of the value-added nature of IT personnel. Unlike many of our competitors that offer several types of staffing services such as IT, finance, accounting, light industrial and clerical, we are focused on the IT sector. As a result, we are able to commit our resources and capital towards our goal of building the leading IT staffing services business in the U.S.

•	Substantial and diverse customer base. Our diversified client base covers a broad spectrum of vertical markets, including financial services, telecommunications, manufacturing, information technology, government, pharmaceutical, transportation and health care. We have over 400 clients and provide services to approximately 30% of the Fortune 500 companies and approximately 66% of the Fortune 50 companies. We have long-standing relationships with many of our clients, including relationships of more than a decade with many of our large customers. We believe our broad client base allows us to limit the risk associated with customer concentration.

•	Extensive recruiting channels and effective hiring process. The placement of highly skilled personnel requires operational and technical knowledge to effectively recruit and screen personnel, match them to client needs, and develop and manage the resulting relationships. We maintain a proprietary database that contains information about more than 300,000 candidates, and we also recruit through the Internet, local and national advertising and trade shows. Additionally, we have a national recruiting center in the U.S. and an offshore recruiting center in India. All of these resources assist us in locating qualified candidates quickly, often within 48 hours of a client placement request. We believe that our proprietary front office information system and our history of operational expertise provides us with a competitive advantage in meeting the demanding time-to-market requirements for placement of these candidates.

•	Complementary service offerings. In addition to IT staffing, we offer our customers vendor management services, project solutions and permanent placement of IT professionals, which help us to build and enhance our relationships with new and existing clients.

•	Proven management team. Our management team has significant staffing industry experience. Mike Willis, our Chairman, Chief Executive Officer and President, has over 30 years of experience in the staffing industry and is one of the leaders in the consolidation of that industry.

•	Scalable infrastructure. We have a scalable information technology and transaction processing infrastructure. Our back-office functions, including payroll, billing, accounts payable, collections and financial reporting, are consolidated in our shared services center in Phoenix, Arizona. We also have a proprietary, web-enabled front-office system (FOX) that facilitates the identification, qualification and placement of consultants in a timely manner. In addition, we maintain a national recruiting center, a centralized call center for scheduling sales appointments and a centralized proposals and contract services department. We believe this infrastructure will facilitate our internal growth strategy and allow us to continue to integrate acquisitions rapidly.

Business Strategy

Our business strategy is to become the leading provider of IT staffing services in the United States. Among our immediate peer group, we are the only staffing provider focused exclusively on the IT sector. We intend to continue implementing our business strategy through a combination of internal growth and strategic acquisitions that complement or enhance our business. The key components of our internal growth strategy include:

•	expanding market share within our existing customer base;

•	increasing penetration of existing markets by developing new customer relationships in those markets;

•	expanding our geographic presence to new mid-tier cities in the United States;

•	focusing on placements requiring more highly skilled IT staffing professionals, which generate higher bill rates and margins;

•	enhancing our brand recognition among customers;

•	identifying and adding new technology practice areas;

•	attracting and retaining quality consultants;

•	leveraging low cost sales and delivery operations, such as our centralized national recruiting center in the U.S. and our offshore recruiting facilities in India; and

•	providing other value-added services that enhance our relationships with new and existing clients.

In addition to focusing on internal growth, we intend to continue evaluating potential acquisitions as a component of our business strategy. We look for acquisition targets that provide us the opportunity to:

•	expand our services to new geographic markets;

•	add new clients to our existing customer base; or

•	add new IT practice areas to our existing capabilities.

Our management has significant experience in acquiring and successfully integrating new businesses. Additionally, we have a scalable infrastructure that includes our single site, shared services operations for our back office functions. We believe this platform allows us to provide high quality service to our customers and enables us to integrate acquisitions rapidly while reducing corporate overhead and other expenses. As an example of our integration capabilities, we have made substantial progress toward the integration of the businesses of Old COMSYS and Venturi in the few months since completion of the merger, including:

•	consolidation of all 17 duplicate branch offices;

•	deployment of our proprietary front office information system to the Venturi branch offices;

•	implementation of standard compensation plans for account managers, recruiters and managing directors;

•	implementation of common health care and 401(k) programs; and

•	transition of the Old COMSYS back office information system to Venturi’s PeopleSoft system, which consolidated all of our back office operations, including payroll, billing, accounts payable, collections and financial reporting, to our shared services center located in Phoenix, Arizona.

Sales and Marketing

We employ a centralized sales and marketing strategy that focuses on both national and local accounts. The marketing strategy is implemented on both a national and local level through each of our branch offices. At the national level, we focus on attaining preferred supplier status with Fortune 500 companies, a status that would make us one of a few approved service providers to those companies. An integral part of our marketing strategy at the national level is the use of our account management professionals who generally have over five years of experience in our industry. Their industry experience makes them capable of understanding our clients’ business strategies and IT staffing requirements. We are also supported by:

•	centralized proposals and contract services departments;

•	a strategic accounts group;

•	a candidate sourcing operation for larger, high-volume clients that obtain contract IT professionals primarily through procurement departments;

•	a centralized outbound call center for scheduling sales appointments with key contacts at prospective clients;

•	a project solutions sales force;

•	a vendor management sales force; and

•	national and offshore recruiting centers for sourcing IT professionals located in the United States.

All of these assist in the development of responses to requests for proposals from large accounts and support our efforts in new client development activity.

Local accounts are targeted through account managers at the branch office level, permitting us to capitalize on the established local expertise and relationships of our branch office employees. These accounts are solicited through personal sales presentations, telephone and e-mail marketing, direct mail solicitation, referrals and advertising in a variety of local and national media. Although local offices retain flexibility with regard to local customer and employee issues, these offices adhere to company-wide policies and procedures and a set of best practices designed to ensure quality standards throughout the organization. Local employees are encouraged to be active in civic organizations and industry trade groups to facilitate the development of new customer relationships and develop local contacts with technology user groups for referral of specific technology skills.

Local office employees report to a managing director who is responsible for day-to-day operations and the profitability of the office. Managing directors report to regional vice presidents. Regional vice presidents have substantial autonomy in making decisions regarding the operations in their respective regions, although sales activities directed toward strategic accounts are coordinated at a national level.

Our company-wide compensation program for account managers and recruiters, which was implemented on January 1, 2005, is intended to provide incentives for higher margin business. A significant component of compensation for account managers and recruiters is commissions, which increase significantly for placements with higher gross profit contribution.

Employees and Consultants

Of our 4,911 consultants on assignment as of January 2, 2005, approximately 70% were employee consultants and approximately 30% were subcontractors and independent contractors. Many of our consultants have over eight years of IT experience. In addition, as of January 2, 2005, we had 754 permanent staff employees consisting primarily of management, administrative staff, account managers and recruiters. None of our employees are covered by collective bargaining agreements, and management believes that its relationships with its employees are good.

We recruit our consultants through both centralized and decentralized recruiting programs. Our recruiters use our internal proprietary database (FOX), the Internet, local and national advertisements and trade shows. FOX is an integrated, web-based sales and recruiting application we developed. The interactive system maintains a current database containing information about more than 300,000 candidates, including their skills, education, desired work location and other employment-related information. The system enables us to scan, process and store thousands of resumes, making it easier for recruiters to identify, qualify and place consultants in a timely manner. FOX also allows billable consultants to electronically review and apply for job openings. In addition, we use our national recruiting center in Houston, Texas and, through a subcontractor, an offshore recruiting center in India for sourcing IT professionals located in the U.S. Both of these centers enhance our local recruitment effort by providing additional resources to meet clients’ critical timeframes and broadening our capability to deliver resources in areas of the country where no local office exists. We also recruit qualified candidates through our candidate referral program, which pays a referral fee to eligible individuals responsible for attracting new recruits that are successfully placed by us on an assignment.

We have a specialized selection, review and reference process for our IT consultant candidates that is an integral part of maintaining the delivery of high quality service to our clients. This process includes interviewing each candidate to allow us to assess whether that individual will be an appropriate match for a client’s business culture and performing reference checks. We also conduct a technical competency review of each candidate to determine whether the consultant candidate has the technical capabilities to successfully complete the client assignment. Our technical assessment will often include a formal technology skills assessment through an automated software product. We also undertake additional reviews, including more detailed background checks, at the request of our clients.

In an effort to attract a broad spectrum of qualified billable consultants, we offer a wide variety of employment options and training programs. Through our training and development department, we offer an online training platform to our consultants. This program includes over 900 self-paced IT and business-related courses and eight technical certification paths in course areas such as software development, enterprise data systems, Internet and network technologies, web design, project management, operating systems, server technologies and business-related skills. We believe that these training initiatives improve consultant recruitment and retention, increase the technical skills of our personnel and result in better service for our clients.

Competition

We operate in a highly competitive and fragmented industry. There are relatively few barriers to entry into our markets, and the IT staffing industry is served by thousands of competitors, many of which are small, local operations. There are also numerous large national and international competitors that directly compete with us, including TEKsystems, Inc., Ajilon Consulting, MPS Group, Inc., Kforce Inc., Spherion Corporation, CDI Corp., Computer Horizons Corp. and Analysts International Corp. Some of our competitors may have greater marketing and financial resources than us.

The competitive factors in obtaining and retaining clients include, among others, an understanding of client-specific job requirements, the ability to provide appropriately skilled information technology consultants in a timely manner, the monitoring of job performance quality and the price of services. The primary competitive factors in obtaining qualified candidates for temporary IT assignments are wages, the technologies that will be utilized, the challenges that an assignment presents and the types of clients and industries that will be serviced. We believe that our nationwide presence, strength in recruiting and account management and the broad range of customers and industries to which we provide services make us highly competitive in obtaining and retaining clients and recruiting highly qualified consultants.

Regulation

IT staffing firms are generally subject to one or more of the following types of government regulation: (1) regulation of the employer/employee relationship between a firm and its employees, including tax withholding or reporting, social security or retirement, benefits, workplace compliance, wage and hour, anti-discrimination, immigration and workers’ compensation; (2) registration, licensing, record keeping and reporting requirements; and (3) federal contractor compliance.

Trademarks

We believe that the COMSYS® name is extremely valuable and important to our business. We endeavor to protect our intellectual property rights and maintain certain trademarks, trade names, service marks and other intellectual property rights, including vWorxSM. We also license certain other proprietary rights in connection with our businesses. We are not currently aware of any infringing uses or other conditions that would be reasonably likely to materially and adversely affect our use of our proprietary rights.

Seasonality

Our business can be affected by the seasonal fluctuations in corporate IT expenditures. Generally, expenditures are lowest during the first quarter of the year when our clients are finalizing their IT budgets. In addition, our quarterly results may fluctuate depending on, among other things, the number of billing days in a quarter and the seasonality of our clients’ businesses. Our business is also affected by the timing of holidays and seasonal vacation patterns, generally resulting in lower revenues and gross margins in the fourth quarter of each year. Extreme weather conditions may also affect demand in the first and fourth quarters of the year as certain of our clients’ facilities are located in geographic areas subject to closure or reduced hours due to inclement weather. In addition, we experience an increase in our cost of sales and a corresponding decrease in gross profit and gross margin in the first fiscal quarter of each year as a result of resetting certain state and federal employment tax salary limitations.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on the Investor Relations page of our website at www.COMSYS.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Information contained on our website, or on other websites that may be linked to our website, is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.

EXECUTIVE OFFICERS

Information regarding the executive officers of COMSYS is as follows:

Name	Age	Position
Michael T. Willis	60	Chairman of the Board, Chief Executive Officer and President

Michael H. Barker	50	Executive Vice President—Field Operations

David L. Kerr	52	Senior Vice President—Corporate Development

Margaret G. Reed	44	Senior Vice President, General Counsel and Corporate Secretary

Joseph C. Tusa, Jr.	46	Senior Vice President, Chief Financial Officer and Assistant Secretary

Michael T. Willis. Mr. Willis has served as our Chairman of the Board, Chief Executive Officer and President since the completion of the merger in September 2004. Prior to the merger, Mr. Willis had served as President and Chief Executive Officer of Old COMSYS since September 1999. From 1993 through September 1999, Mr. Willis served as President and Chief Executive Officer of Metamor Worldwide, Inc., formerly COREStaff, Inc. In 1999, Old COMSYS was purchased from Metamor Worldwide by the management of Old COMSYS and certain institutional investors, including Wachovia Capital Partners (then known as First Union Capital Partners). Mr. Willis is one of the leading integrators in the IT staffing industry and has gained extensive experience managing both public and private companies in the sector for more than 30 years. In addition to COREStaff, he founded the national firm of Talent Tree Personnel Services in 1976. Mr. Willis also founded the regional firms of Willis & Associates (in 1971), Med-Staff (in 1982), PPI Seahawk (in 1989) and Professional Healthcare Providers (in 1992).

Michael H. Barker. Mr. Barker has served as our Executive Vice President—Field Operations since the completion of the merger in September 2004. Prior to the merger, Mr. Barker had served as the President of Division Operations of Venturi since January 2003. From January 2001 through January 2003, Mr. Barker served as President of Venturi’s Technology Division. Prior to that time, Mr. Barker served as President of Divisional Operations of Venturi from October 1999 to January 2001 and as President of the Staffing Services Division from January 1998 until October 1999. Prior to joining Venturi, from 1995 to 1997 Mr. Barker served as the Chief Operations Officer for the Computer Group Division of IKON Technology Services, a diversified technology company. Mr. Barker received an electrical engineering degree from the University of North Carolina at Charlotte.

David L. Kerr. Mr. Kerr has served as our Senior Vice President – Corporate Development since the completion of the merger in September 2004. Prior to the merger, Mr. Kerr had served as Senior Vice President—Corporate Development of Old COMSYS since July 2004. Mr. Kerr joined Old COMSYS in October 1999 and served as its Chief Financial Officer and a Senior Vice President until December 2001. Old COMSYS retained Mr. Kerr as an independent consultant from January 2002 to July 2004, during which time Old COMSYS sought his advice and counsel on a number of business matters related to the IT staffing industry including corporate development, mergers and acquisitions, divestitures, sales operations and financial transactions. Prior to joining Old COMSYS, Mr. Kerr was the Founder, Principal Officer, Shareholder and Managing Director of Omni Ventures LLC and Omni Securities LLC. Mr. Kerr was previously a partner with KPMG where he specialized in merger and acquisition transactions. Mr. Kerr received a Bachelor of Science degree from Mississippi State University.

Margaret G. Reed. Ms. Reed has served as our Senior Vice President, General Counsel and Corporate Secretary since the completion of the merger in September 2004. Prior to the merger, Ms. Reed had served as Senior Vice President, General Counsel and Secretary of Old COMSYS since June 2001. Ms. Reed joined Metamor Worldwide, Inc. as Associate General Counsel in February 1996 and served as Senior Vice President, General Counsel and Corporate Secretary for Metamor Worldwide through September 2000. Ms. Reed was previously an associate with Akin Gump Strauss Hauer & Feld LLP where she practiced corporate and securities law. Ms. Reed received a Bachelor of Arts degree from Rice University and received a doctorate of jurisprudence from the University of Houston.

Joseph C. Tusa, Jr. Mr. Tusa has served as our Senior Vice President and Chief Financial Officer since the completion of the merger in September 2004. Prior to the merger, Mr. Tusa had served as Senior Vice President and Chief Financial Officer of Old COMSYS since December 2001. Mr. Tusa joined Old COMSYS in May 2001 as Senior Vice President of Finance and Administration. Mr. Tusa served as a consultant to Old COMSYS from March 2001 to May 2001. Prior to joining Old COMSYS, Mr. Tusa was a Vice President and Corporate Controller of Metamor Worldwide from February 1997 through October 1997 and served as Senior Vice President from October 1997 through January 2001. Mr. Tusa received a Bachelor’s Degree of Business Administration from Southwest Texas State University and a Masters in Business Administration from Louisiana State University. Mr. Tusa is a certified public accountant.

RISK FACTORS

In addition to the other information included in this report, the following risk factors should be considered in evaluating our business and future prospects. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business. You should also read the other information included in this report, including our financial statements and the related notes.

Risks Related to Our Business

We compete in a highly competitive market with limited barriers to entry and significant pricing pressures. There can be no assurance that we will continue to successfully compete.

The U.S. staffing services market is highly competitive and fragmented. We compete in national, regional and local markets with full-service and specialized staffing agencies, systems integrators, computer systems consultants, search firms and other providers of staffing services. Although the majority of our competitors are significantly smaller than we are, a number of competitors have greater marketing and financial resources than us. In addition, there are relatively few barriers to entry into our markets and we have faced, and expect to continue to face, competition from new entrants into our markets. We expect that the level of competition will remain high in the future, which could limit our ability to maintain or increase our market share or maintain or increase gross margins, either of which could have a material adverse effect on our financial condition and results of operations. In addition, from time to time we experience significant pressure from our clients to reduce price levels. During these periods, we may face increased competitive pricing pressures and we may not be able to recruit the personnel necessary to fill our clients’ needs. We also face the risk that certain of our current and prospective clients will decide to provide similar services internally. There can be no assurance that we will continue to successfully compete.

Any economic downturn may cause our revenues to decline and may adversely affect our results of operations and financial condition.

Our results of operations are affected by the level of business activity of our clients, which in turn is affected by local, regional and global economic conditions. Since demand for personnel services is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. As economic activity slows down, companies tend to reduce their use of temporary employees and permanent placement services before undertaking layoffs of their regular employees, resulting in decreased demand for personnel services. Also, as businesses reduce their hiring of permanent employees, revenue from our permanent placement services is adversely affected. As a result, any significant economic downturn could reduce our revenues and adversely affect our results of operations and financial condition.

In addition, the economic slowdown during the last few years significantly affected the willingness and ability of businesses to invest capital in upgrading or replacing their technology systems and platforms. Many of our clients canceled, reduced or deferred expenditures for technology services during the economic downturn. If capital investment is constrained by a slow economic environment, or by other factors that we can neither control nor predict, then our existing and prospective clients may increasingly defer or cancel installation of new or upgraded technology systems and platforms. As a result, revenues from our technology services business may not regain former levels in the near term and may in fact decline.

Our profitability will suffer if we are not able to maintain current levels of billable hours and bill rates and control our costs.

Our profit margin, and therefore our profitability, is largely dependent on the following factors: the number of hours billed for our services, the rates we charge for these services and the pay rate of our consultants.

Accordingly, if we are unable to maintain these amounts at current levels, our profit margin and our profitability will suffer. The rates we charge for our services are affected by a number of considerations, including:

•	our clients’ perception of our ability to add value through our services;

•	competition, including pricing policies of our competitors; and

•	general economic conditions.

The number of billable hours is affected by various factors, including the following:

•	the demand for IT staffing services;

•	the quality and scope of our services;

•	seasonal trends, primarily as a result of holidays, vacations and inclement weather;

•	our ability to transition consultants from completed assignments to new engagements;

•	our ability to forecast demand for our services and thereby maintain an appropriately balanced and sized workforce; and

•	our ability to manage consultant turnover.

Our pay rates are affected primarily by the supply of and demand for skilled U.S.-based consultants. During periods when demand for consultants exceeds the supply, pay rates may increase.

Some of our costs, such as office rents, are fixed in the short term, which limits our ability to reduce costs in periods of declining revenues. Our current and future cost-management initiatives may not be sufficient to maintain our margins as our level of revenue varies.

We may be unable to attract and retain qualified billable consultants, which could have an adverse effect on our business, financial condition and results of operations.

Our operations depend on our ability to attract and retain the services of qualified billable consultants who possess the technical skills and experience necessary to meet our clients’ specific needs. We are required to continually evaluate, upgrade and supplement our staff in each of our markets to keep pace with changing client needs and technologies and to fill new positions. The IT staffing industry in particular has high turnover rates and is affected by the supply of and demand for IT professionals. This has resulted in intense competition for IT professionals, and we expect such competition to continue. In addition, our consultants’ loyalty to us may have been harmed by our decreasing pay rates in order to preserve our profit margin in the previous market downturn, which may adversely affect our competitive position. Certain of our IT operations recruit consultants who require H-1B visas, and U.S. immigration policy currently restricts the number of new H-1B petitions that may be granted in each fiscal year. Our failure to attract and retain the services of personnel, or an increase in the turnover rate among our employees, could have a material adverse effect on our business, operating results or financial condition. If a supply of qualified consultants, particularly IT professionals, is not available to us in sufficient numbers or on economic terms that are, or will continue to be, acceptable to us, our business, operating results or financial condition could be materially adversely affected.

We depend on key personnel, and the loss of the services of one or more of our senior management or a significant portion of our local management personnel could weaken our management team and our ability to deliver quality services and could adversely affect our business.

Our operations historically have been, and continue to be, dependent on the efforts of our executive officers and senior management, including Mike Willis, our Chairman, Chief Executive Officer and President. In addition, we are dependent on the performance and productivity of our respective regional operations executives, local managing directors and field personnel. The loss of one or more of these employees could have an adverse effect on our operations, including our ability to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions. Our ability to attract and retain business is significantly affected by local relationships and the quality of service rendered by branch managerial personnel. If we are unable to attract and retain key employees to perform these services, our business, financial condition and results of operations could be materially adversely affected.

Our dependence on large customers and the risks we assume under our contracts with them could have a material adverse effect on our revenues.

We depend on several large customers for a significant portion of our revenues. Generally, we do not provide services to our customers under long-term contracts. If one or more of our large customers terminated an existing contract or substantially reduced the services they purchase from us, our revenues and profitability would be adversely affected. In addition, large customers, including those with preferred supplier arrangements, increasingly have been seeking pricing discounts in exchange for higher volumes of business. Furthermore, because of the size of our large customers, we may be required to accept less favorable terms regarding risk allocation to retain their business.

We have substantial debt obligations that could restrict our operations and adversely affect our business and financial condition.

We have substantial indebtedness. In connection with the consummation of the merger, we entered into a credit agreement providing for a two-year term loan of $15 million and a five-year revolving credit facility of up to $100 million. In addition, we also entered into an agreement providing for a second lien term loan of $70 million. As of January 2, 2005, our outstanding debt was approximately $140 million.

Our substantial indebtedness could have adverse consequences, including:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	limiting our ability to borrow additional funds.

In addition, our outstanding debt bears interest at a variable rate, subjecting us to interest rate risk. In the event economic conditions result in higher interest rates, our debt service requirements on our outstanding debt will also increase. Our debt service requirements require the use of a substantial portion of our operating cash flow to pay interest on our debt instead of other corporate purposes. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. We cannot assure you that our cash flow and capital resources will be sufficient for payment of interest on and principal of our debt in the future, or that any such alternative measures would be successful or would permit us to meet scheduled debt service obligations. Any failure to meet our debt obligations could harm our business and financial condition.

Restrictive financing covenants limit the discretion of our management and may inhibit our operating flexibility.

Our credit facilities contain a number of covenants that limit the discretion of our management with respect to certain business matters. Our credit facilities contain covenants that, among other things, restrict our ability to:

•	incur additional indebtedness;

•	repurchase shares;

•	declare or pay dividends and other distributions;

•	incur liens;

•	make capital expenditures;

•	make certain investments or acquisitions;

•	repay debt; and

•	dispose of property.

In addition, under our credit facilities, we are required to satisfy a minimum EBITDA, minimum fixed charge coverage ratio and a maximum total leverage ratio. A breach of any covenants governing our debt would permit the acceleration of the related debt and potentially other indebtedness under cross-default provisions, which could harm our business and financial condition. These restrictions may place us at a disadvantage compared to our competitors that are not required to operate under such restrictions or that are subject to less stringent restrictive covenants.

Factors beyond our control may affect our ability to successfully execute our acquisition strategy, which may have an adverse impact on our growth strategy.

Our business strategy includes increasing our market share and presence in the IT staffing industry through strategic acquisitions of companies that complement or enhance our business. We expect to face competition for acquisition opportunities, and some of our competitors may have greater financial resources or access to financing on more favorable terms than us. This competition may limit our acquisition opportunities and our ability to grow through acquisitions or could raise the prices of acquisitions and make them less accretive or possibly non-accretive to us.

We regularly evaluate opportunities to acquire staffing companies that complement or enhance our business and frequently have preliminary acquisition discussions with some of these companies. These acquisitions involve numerous risks, including:

•	potential loss of key employees or clients of acquired companies;

•	difficulties integrating acquired personnel and distinct cultures into a single business;

•	diversion of management attention from existing operations; and

•	assumption of liabilities and exposure to unforeseen liabilities of acquired companies.

These acquisitions may also involve significant cash expenditures, debt incurrence and integration expenses. Any acquisition may ultimately have a negative impact on our business, financial condition and results of operations.

We may suffer losses due to the conduct of our employees or our clients during staffing assignments.

We employ and place people generally in the workplaces of other businesses. Attendant risks of this activity include possible claims of discrimination and harassment, employment of illegal aliens, violations of wage and hour requirements, errors and omissions of temporary employees, particularly of professionals, misuse of client proprietary information, misappropriation of funds, other criminal activity or torts and other similar claims. In some instances we have agreed to indemnify our clients against some or all of the foregoing matters. We will be responsible for these indemnification obligations, to the extent they remain in effect, and may in the future agree to provide similar indemnities to some of our prospective clients. In certain circumstances, we may be held responsible for the actions at a workplace of persons not under our direct control. Although historically we have not had any significant problems in this area, there can be no assurance that we will not experience such problems in the future or that our insurance, if any, will be sufficient in amount or scope to cover any such liability. The failure of any of our employees or personnel to observe our policies and guidelines, relevant client policies and guidelines, or applicable federal, state or local laws, rules and regulations, and other circumstances that cannot be predicted, could have a material adverse effect on our business, operating results and financial condition.

Additional government regulation and rising health care and unemployment insurance costs and taxes could have a material adverse effect on our business, operating results and financial condition.

We are required to pay a number of federal, state and local payroll and related costs, including unemployment taxes and insurance, workers’ compensation, FICA and Medicare, among others, for our employees. We also provide various benefits to our employees, including health insurance. Significant increases in the effective rates of any payroll-related costs would likely have a material adverse effect on our results of operations unless we can pass them along to our customers. Our costs could also increase if health care reforms expand the scope of mandated benefits or employee coverage or if regulators impose additional requirements and restrictions related to the placement of personnel.

We generally seek to increase fees charged to our clients to cover increases in health care, unemployment and other direct costs of services, but our ability to pass these costs to our clients over the last several years has diminished. There can be no assurance that we will be able to increase the fees charged to our clients in a timely manner and in a sufficient amount if these expenses continue to rise. There is also no assurance that we will be able to adapt to future regulatory changes made by the Internal Revenue Service, the Department of Labor or other state and federal regulatory agencies. Our inability to increase our fees or adapt to future regulatory changes could have a material adverse effect on our business, operating results and financial condition.

We will be subject to the requirements of Section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with Section 404 or if the costs related to compliance are significant, our profitability, stock price and results of operations and financial condition could be materially adversely affected.

We will be required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures. This section also requires that our independent registered public accounting firm opine on those internal controls and management’s assessment of those controls. We are currently evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During the course of our ongoing evaluation and integration of the internal controls of our business, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

We believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.

We cannot be certain at this time that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that our auditors will not have to report a material weakness in connection with the presentation of our financial statements. If we fail to comply with the requirements of Section 404 or if our auditors report such material weakness, the accuracy and timeliness of the filing of our annual report may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

We do not own an offshore outsourcing facility, which may put us at a disadvantage compared to our competitors that have their own offshore outsourcing centers.

In the past few years, more companies are using, or are considering using, low cost “offshore” outsourcing centers, particularly in India, to perform technology related work and projects. This trend has contributed to the decline in domestic IT staff augmentation revenue as well as on-site solutions oriented projects. We compete for this business through a strategic alliance relationship with a company in India rather than owning an offshore program directly. As a result, we may be disadvantaged in competing for the business of large customers who prefer to deal with a single provider with its own offshore outsourcing centers.

We have had substantial intangible assets and have incurred significant impairment charges, and may incur further charges if there are significant adverse changes to our outlook.

Our intangible assets consist principally of goodwill and customer base intangibles resulting from the acquisition of businesses from unrelated third parties for cash and other consideration. We have accounted for these acquisitions using the purchase method of accounting, with the assets and liabilities of the businesses acquired recorded at their estimated fair values as of the dates of the acquisitions. Goodwill in an amount equal to the excess of cost over fair value of the net assets acquired has been recorded at historical cost. Our other intangible assets consist mainly of covenants not to compete, the value of our customer base and certain prepayments made under multiple year consultant supply contracts.

We have adopted Statement of Financial Standards No. 142, which prohibits the amortization of goodwill for indefinite-lived intangible assets and requires that goodwill and indefinite-lived intangible assets be tested annually for impairment. We perform these tests on an annual basis, and any significant adverse changes in our expected future operating results or outlook would likely result in impairment of the affected intangible assets.

Adverse results in tax audits could require significant cash expenditures or expose us to unforeseen liabilities.

We are subject to periodic federal, state and local income tax audits for various tax years. Although we attempt to comply with all taxing authority regulations, adverse findings or assessments made by the taxing authorities as the result of an audit could have a material adverse affect on our business and financial condition.

We may be subject to lawsuits and claims, which could have a material adverse effect on our financial condition and results of operations.

A number of lawsuits and claims are pending against us, and additional claims and lawsuits may arise in the future. Litigation is inherently uncertain and may be costly and time consuming to resolve, and may have a material adverse effect on our financial condition and results of operations.

Concentration of services in the Washington, D.C. area may adversely affect our revenues in the event of extraordinary events.

A significant portion of our revenues is derived from services provided in the Washington, D.C. area. A terrorist attack, such as that of September 11, 2001, or other extraordinary events in the Washington, D.C. area could have a material adverse effect on our revenues and results of operations.

We depend on the proper functioning of our information systems.

We are dependent on the proper functioning of information systems in operating our business. Critical information systems are used in every aspect of our daily operations, most significantly, in the identification and matching of staffing resources to client assignments and in the customer billing and consultant payment functions. Our systems are vulnerable to natural disasters, fire, terrorist acts, power loss, telecommunications failures, physical or software break-ins, computer viruses and other similar events. If our critical information systems fail or are otherwise unavailable, we would have to accomplish these functions manually, which could temporarily impact our ability to identify business opportunities quickly, to maintain billing and client records reliably, and to bill for services efficiently. In addition, we depend on third party vendors for certain functions whose future performance and reliability we cannot control.

Our certificate of incorporation contains certain provisions that could discourage an acquisition or change in control of COMSYS.

Our certificate of incorporation authorizes the issuance of preferred stock without stockholder approval. Our board of directors has the power to determine the price and terms of any preferred stock. The ability of our board of directors to issue one or more series of preferred stock without stockholder approval could deter or delay unsolicited changes of control by discouraging open market purchases of new common stock or a non-negotiated tender or exchange offer for our common stock. Discouraging open market purchases may be disadvantageous to our stockholders who may otherwise desire to participate in a transaction in which they would receive a premium for their shares.

In addition, some provisions of our certificate of incorporation and bylaws may also discourage a change of control by means of a tender offer, open market purchase, proxy contest or otherwise. These provisions include:

•	special approvals for certain related-party transactions during the first three years after the merger;

•	special approvals for certain fundamental corporate transactions or to amend our charter or certain provisions of our bylaws during the first three years after the merger; and

•	requiring stockholder action to be at a stockholders meeting and not by written consent of the stockholders.

In addition, we have entered into a voting agreement giving Wachovia Investors, Inc. the right to designate nominees for election to our board of directors, which may have the effect of preventing, or making more difficult, changes in control of our company.

Risks Related to the Merger and the Sale of Our Commercial Staffing Business

Integration of the operations of Venturi and Old COMSYS following the merger presents significant challenges that may keep COMSYS from realizing the anticipated benefits of the merger.

We completed the merger of our wholly owned subsidiary, VTP, Inc., with and into Old COMSYS on September 30, 2004. The success of the merger depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities expected to result from integrating Venturi’s IT staffing business with the business of Old COMSYS. Our ability to realize these benefits on a timely basis depends upon the successful integration of the combined operations. The integration of two independent companies is a complex, costly and time-consuming process that presents significant challenges, including:

•	retaining and assimilating key officers and employees;

•	consolidating corporate and administrative functions, including transitioning to centralized processes and procedures for corporate functions, including contract services, risk management, payroll and billing;

•	transitioning to uniform policies throughout the organization;

•	minimizing the diversion of management’s attention from ongoing business concerns;

•	preserving the customer, supplier, marketing and promotional relationships and other important relationships of both companies;

•	successfully commercializing products and services under development and increasing revenues from existing marketed products and services; and

•	coordinating geographically separate operations.

The primary remaining integration components include the final transition of all back office functions to the COMSYS shared services center located in Phoenix, Arizona and continued marketing and client development as a combined company. The process of combining the organization may yet cause an interruption in our business, which could adversely affect our revenues and results of operations.

Our estimates of cost savings and cost saving components as a result of the merger are inherently uncertain and there can be no assurance as to the accuracy of these estimates.

The estimated cost savings expected to result from the merger are based on a number of assumptions, including our successful implementation within a defined period of necessary cost saving programs, such as the elimination of duplicative management costs and administrative programs and the implementation of tax planning strategies. The cost savings estimates also assume that we will be able to realize merger efficiencies such as marketing synergies, economies of scale and interest expense savings. If we fail to achieve the anticipated cost savings of the merger, our financial condition and results of operations could be materially adversely affected.

We may be subject to liabilities arising from the sale of our commercial staffing services subsidiary, which could have a material adverse effect on our business, operating results and financial condition.

In connection with the sale of our commercial staffing services subsidiary, Venturi Staffing Partners, Inc., on September 30, 2004, we agreed to indemnify CBS Personnel Services, Inc. (formerly Compass CS Inc.) and its affiliates for any losses, damages or expenses they incur in connection with the following:

•	any breach of any of our representations and warranties in the stock purchase agreement (including the disclosure letter) or any other document or certificate we delivered in connection with the closing;

•	any breach of our covenants or obligations in the stock purchase agreement to the extent such breach was not disclosed on our closing certificate;

•	any claims for payments due from Venturi Staffing Partners, Inc. with respect to the Venturi Partners, Inc. non-qualified profit-sharing plan; and

•	the failure to obtain any third-party consent required in connection with the completion of the commercial staffing services sale.

In general, we are liable for indemnification only if CBS Personnel Services notifies us of a claim within one year of the closing date of the sale. Our liability extends, however, through the applicable statute of limitations for any breach of our representation regarding tax matters, and there is no time limit on claims brought in connection with any breach of our representations regarding authorization of the transactions, corporate power and authority, absence of conflicts with our organizational documents or board resolutions, capitalization of Venturi Staffing Partners, Inc. and absence of brokerage commissions due and claims based on our failure to fulfill our obligations under the non-qualified profit-sharing plan.

Subject to the same exceptions listed in the preceding paragraph, we are not liable for any claims until the aggregate amount of the claims exceeds $200,000, and then we are liable only for the amount of damages in excess of $100,000. Under our agreement with CBS Personnel Services, our indemnification obligations cannot exceed $5 million, except for liabilities relating to taxes and certain unemployment and unclaimed property taxes. We placed $2.5 million in escrow at closing to secure our obligations relating to these unemployment and unclaimed property taxes. Liability incurred by us pursuant to these indemnification obligations could have a material adverse effect on our business, operating results and financial condition.

Risks Related to Our Common Stock

The market price and marketability of our shares may from time to time be significantly affected by numerous factors beyond our control, which may adversely affect our ability to raise capital through future equity financings.

The market price of our shares may fluctuate significantly. Many factors that are beyond our control may significantly affect the market price and marketability of our shares and may adversely affect our ability to raise capital through equity financings. These factors include the following:

•	price and volume fluctuations in the stock markets generally;

•	changes in our earnings or variations in operating results;

•	any shortfall in revenue or net income or any increase in losses from levels expected by securities analysts;

•	changes in regulatory policies or tax laws;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.

Ownership of our common stock is concentrated among a small number of major stockholders that have the ability to exercise significant control over us, and whose interests may differ from the interests of other stockholders.

As of March 15, 2005, Wachovia Investors, Inc. beneficially owned 47.1% of our outstanding common stock, MatlinPatterson Global Opportunities Partners, L.P. beneficially owned 9.4% of our outstanding common stock and Inland Partners, L.P. and Links Partners, L.P. collectively beneficially owned 9.5% of our outstanding common stock. In addition, pursuant to the terms of a voting agreement entered into in connection with the merger, our principal stockholder, Wachovia Investors, has the right to recommend to the nominating committee of our board four to six nominees to be elected to our board of directors, depending on the size of the board, during the first three years after the merger, and each stockholder party to the voting agreement is required to vote its shares of our common stock in favor of such nominees. The voting agreement may have the effect of delaying or preventing a change in our management or voting control. As a practical matter, Wachovia Investors acting alone or these stockholders collectively will be able to exert significant influence over, or determine, the direction taken by our company and the outcome of future matters submitted to our stockholders, including the terms of any proposal to acquire our company, subject to some limited protections afforded to minority stockholders under our charter. These protections include special approval requirements during the first three years after the merger for fundamental corporate transactions, some related-party transactions and amendments to our charter and to certain provisions of our bylaws.

Concentrated ownership of large blocks of our common stock may affect the value of shares held by others and our ability to access public equity markets.

Our current degree of share ownership concentration may reduce the market value of common stock held by other investors for several reasons, including the perception of a “market overhang,” which is the existence of a large block of shares readily available for sale that could lead the market to discount the value of shares held by other investors.

We may need to access the public equity markets to secure additional capital to pursue our acquisition strategy and meet other financial needs. Our registration obligations to our significant stockholders could limit our ability or make it more difficult for us to raise funds through common stock offerings upon desirable terms or when required. Our failure to raise additional capital when required could:

•	restrict growth, both internally and through acquisitions;

•	inhibit our ability to invest in technology and other products and services that we may need; and

•	adversely affect our ability to compete in our markets.

We do not intend to pay cash dividends on our common stock in the foreseeable future, and therefore only appreciation of the price of our common stock will provide a return to our stockholders.

We have never declared or paid dividends on our common stock, and we currently anticipate that we will retain all future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our board of directors. In addition, the terms of our credit facilities prohibit us from paying dividends and making other distributions. As a result, only appreciation of the price of our common stock, which may not occur, will provide a return to our stockholders.

ITEM 2.	PROPERTIES

We are headquartered in Houston, Texas and maintain 41 offices in 23 states and one in the United Kingdom. We generally lease our office space under leases with initial terms of five to seven years. These leases typically contain such terms and conditions that are customary in each geographic market. Our offices are usually in office or industrial buildings, and occasionally in retail buildings, and our headquarters facilities and regional offices are in similar facilities. We believe that our offices are well maintained and suitable for their intended purpose.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we are involved in certain disputes and litigation relating to claims arising out of our operations in the ordinary course of business. Further, we are periodically subject to government audits and inspections. In the opinion of our management, matters presently pending will not, individually or in the aggregate, have a material adverse effect on our results of operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Venturi held its Annual Meeting of Stockholders on September 27, 2004.

(b)	Information regarding directors elected at, or whose terms continued after, the Annual Meeting of Stockholders is contained in the Definitive Proxy Statement, which was filed with the Securities and Exchange Commission, or SEC, on September 7, 2004.

(c)	The following proposals were approved by Venturi’s stockholders at the Annual Meeting of Stockholders with the following vote tabulations:

1.	Proposal to adopt the Agreement and Plan of Merger, dated as of July 19, 2004, as amended, by and among Venturi, Venturi Technology Partners, LLC, VTP, Inc., COMSYS Information Technology Services, Inc., Old COMSYS and certain stockholders of Old COMSYS, and to approve the merger of our wholly owned subsidiary VTP, Inc. into Old COMSYS and the issuance of our common stock to the Old COMSYS stockholders pursuant to the Agreement and Plan of Merger:

FOR	AGAINST	ABSTAIN
4,820,735	16,367	533

2.	Proposal to authorize a resolution approving the sale of our Staffing Services division to Compass CS Inc. pursuant to the Stock Purchase Agreement, dated as of July 19, 2004, by and among Venturi, PFI Corp. and Compass CS Inc.:

FOR	AGAINST	ABSTAIN
4,820,741	16,349	545

3.	Proposals to approve amendments to our certificate of incorporation that would have the following effects:

a.	Modify the approvals necessary for certain related-party transactions during the first three years after our merger with Old COMSYS and eliminate these approval requirements thereafter:

FOR	AGAINST	ABSTAIN
4,819,476	17,574	585

b.	Modify the special approvals necessary for certain fundamental corporate transactions or to amend our certificate of incorporation or certain provisions of our bylaws during the first three years after our merger with Old COMSYS and eliminate these special approval requirements thereafter:

FOR	AGAINST	ABSTAIN
4,820,087	16,963	585

c.	Modify the fixed range of the number of our directors and designate our initial directors after the merger with Old COMSYS:

FOR	AGAINST	ABSTAIN
4,820,074	17,068	493

d.	Eliminate the requirement that all of our common stockholders receive the same per-share consideration in a merger:

FOR	AGAINST	ABSTAIN
3,870,249	966,577	809

e.	Specify voting rights in our charter:

FOR	AGAINST	ABSTAIN
4,798,025	37,044	2,566

f.	Clarify indemnification rights for our officers and directors:

FOR	AGAINST	ABSTAIN
4,819,368	17,714	553

g.	Change the name of our company to COMSYS IT Partners, Inc.:

FOR	AGAINST	ABSTAIN
4,820,740	16,321	574

h.	Adopt an amended and restated certificate of incorporation that includes the foregoing changes in the event they are approved by the stockholders and makes other changes set forth in the form of our proposed amended and restated certificate of incorporation:

FOR	AGAINST	ABSTAIN
3,895,138	941,964	533

4.	Proposal to approve the adoption of our 2004 Stock Incentive Plan:

FOR	AGAINST	ABSTAIN
4,816,644	20,498	493

5.	Election of Directors:

	FOR	WITHHOLD AUTHORITY
Larry L. Enterline	5,347,091	10,560
Victor E. Mandel	5,347,091	10,560
Christopher R. Pechock	5,347,091	10,560
Elias J. Sabo	5,347,091	10,560
Janice L. Scites	5,347,091	10,560
William J. Simione, Jr.	5,347,091	10,560

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is listed and traded on the Nasdaq National Market under the symbol “CITP.” From May 13, 2004 until the merger, our common stock had traded on the Nasdaq National Market under the symbol “VENP.” From November 21, 2002 until May 13, 2004, our common stock traded on the OTC Bulletin Board maintained by the National Association of Securities Dealers, which we refer to as the OTC Bulletin Board. Prior to November 21, 2002, our common stock traded on the New York Stock Exchange, or NYSE. The NYSE delisted our common stock in February 2003.

The following table sets forth:

•	the high and low sales prices for our common stock as reported by the OTC Bulletin Board for each quarter in the fiscal year ended December 28, 2003, for the first quarter of fiscal 2004 and for the second quarter of fiscal 2004 through May 13, 2004, which quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and, where applicable, have been adjusted to reflect the 1-for-25 reverse split of the common stock effected by Venturi in August 2003; and

•	the high and low sales prices for our common stock as reported on the Nasdaq National Market for each quarter during the period from May 13, 2004 through January 2, 2005.

	High	Low
2003
First Quarter	$5.88	$3.36
Second Quarter	6.25	4.00
Third Quarter	10.70	4.75
Fourth Quarter	13.75	10.00

2004
First Quarter	$13.85	$11.00
Second Quarter (through May 13, 2004)	14.50	12.80
Second Quarter (from May 14, 2004 through June 27, 2004)	14.02	12.56
Third Quarter	13.00	8.20
Fourth Quarter	11.00	7.60

As of March 28, 2005, the closing price of our common stock was $13.00, there were 15,532,155 shares of our common stock outstanding and there were 1,464 holders of record of our common stock.

Dividend Policy

Because our policy has been to retain earnings for use in our business, we have not historically paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business. In addition, our credit facility currently prohibits the payment of cash dividends. In the future, our board of directors will determine whether to pay cash dividends based on conditions then existing, including our earnings, financial condition, capital requirements, financing arrangements, the terms of our credit agreements and other contractual obligations and any other factors our board of directors deems relevant.

Recent Sales of Unregistered Securities

We previously disclosed in a current report on Form 8-K filed with the SEC on October 6, 2004, that, in connection with the consummation of the merger of Venturi and Old COMSYS on September 30, 2004, we issued a total of approximately 9.372 million shares of common stock to the Old COMSYS stockholders in the merger representing 55.4% of our outstanding common stock on a fully diluted basis. In addition, Wachovia Investors, Inc., the holder of COMSYS’ subordinated debt, exchanged approximately $22.4 million of such debt for approximately 22,400 shares of our new Series A-1 preferred stock. In connection with these issuances, we relied upon the exemption from registration available under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The transaction did not involve any public offering and was otherwise in compliance with the requirements of Rule 506.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes appearing elsewhere in this report.

For accounting purposes, the merger of Old COMSYS with Venturi was treated as a reverse merger in which Old COMSYS was deemed to be the acquirer. The selected financial data for all periods prior to the merger on September 30, 2004 reflect the historical results of Old COMSYS. The selected financial data for periods subsequent to September 30, 2004 reflect financial results of COMSYS after giving effect to the merger and include Venturi’s results of operations from the effective date of the merger.

The consolidated statements of operations data for the fiscal years ended January 2, 2005 and December 31, 2003 and 2002 and the consolidated balance sheet data at January 2, 2005 and December 31, 2003 are derived from the audited consolidated financial statements appearing elsewhere in this report. The consolidated statements of operations data for the fiscal years ended December 31, 2001 and 2000 and the consolidated balance sheet data at December 31, 2002, 2001 and 2000 are derived from Old COMSYS’ audited consolidated financial statements that are not included in this report. In light of the merger of Old COMSYS and Venturi, the historical data presented below is not indicative of future results.

	Fiscal Year Ended January 2, 2005(1)	Fiscal Year Ended December 31,
		2003	2002	2001	2000
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$437,013	$332,850	$386,947	$527,564	$491,514
Cost of services	331,474	251,501	292,266	396,580	365,092

Gross profit	105,539	81,349	94,681	130,984	126,422
Selling, general and administrative expenses	79,378	63,881	69,858	96,233	89,082
Restructuring and integration costs	10,322	854	875	3,412	4,410
Stock based compensation	6,998	—	—	—	—
Goodwill impairment loss	—	—	11,200	—	—
Depreciation and amortization	14,564	15,870	14,580	49,400	38,706

Operating income (loss)	(5,723)	744	(1,832)	(18,061)	(5,776)
Interest expense and other expenses, net (2)	51,848	37,234	14,634	26,762	28,139
Loss on early extinguishment of debt	2,986	—	—	5,201	—
Income tax expense (benefit)	(5,402)	760	—	—	—
Cumulative effect of accounting change:
goodwill impairment (3)	—	—	(141,500)	—	—

Net loss	(55,155)	(37,250)	(157,966)	(50,024)	(33,915)
Preferred stock dividends and accretion (2)	—	(19,240)	(34,737)	(24,199)	(16,083)

Net loss attributable to common stockholders	$(55,155)	$(56,490)	$(192,703)	$(74,223)	$(49,998)

Basic and diluted net loss per share attributable to common stockholders (4)	$(14.20)	$(23,153.48)	$(78,975.10)	$(30,419.26)	$(20,490.98)
Basic and diluted weighted average number of shares outstanding (4)	3,884	2.4	2.4	2.4	2.4

	At January 2, 2005	At December 31,
		2003	2002	2001	2000
	(In thousands)
Consolidated Balance Sheet Data:
Total assets (2)	$321,501	$168,119	$183,953	$366,643	$451,146
Mandatorily redeemable preferred stock, redeemable common stock and warrant liability (2)	23,314	360,721	315,509	280,995	195,126
Other debt, including current maturities	140,123	111,706	141,353	166,456	242,613
Stockholders’ equity (deficit) (2)	36,025	(373,180)	(318,986)	(124,250)	(48,834)

(1)	Historically, Old COMSYS’ fiscal year ended on December 31st, while Venturi’s fiscal year ended on the Sunday closest to December 31st. In connection with the merger, we adopted Venturi’s fiscal year end. Accordingly, our fiscal year end for 2004 was January 2, 2005.

(2)	Effective July 1, 2003, Old COMSYS adopted SFAS No. 150, which resulted in the reclassification of Old COMSYS’ mandatorily redeemable preferred stock and accrued dividends of $337.7 million, and $1.4 million of common stock, to noncurrent liabilities. Stockholder notes receivable for the purchase of redeemable securities were reclassified out of equity and recorded as noncurrent assets. Additionally, Old COMSYS reclassified $3.7 million of unamortized issuance costs associated with the mandatorily redeemable preferred stock to other assets. Old COMSYS also began to recognize dividends declared and the amortization of the deferred issuance costs associated with the mandatorily redeemable preferred stock as interest expense. See Note 2 to the audited historical consolidated financial statements included elsewhere in this report.

(3)	Effective January 1, 2002, Old COMSYS adopted SFAS No. 142 and, as a result of its initial impairment test, incurred a goodwill impairment loss that was recorded as the cumulative effect of a change in accounting principle. Additionally, Old COMSYS ceased recording amortization of goodwill as required by SFAS No. 142.

(4)	The earnings per share data and weighted average number of shares outstanding have been retroactively restated to reflect the exchange ratio of .0001 of a share of our common stock for each share of Old COMSYS common stock outstanding immediately prior to the merger as if such exchange had occurred at the beginning of each of the periods presented. Our previously released earnings information, which was included in our current report on Form 8-K filed with the SEC on March 28, 2005, reflected the historical earnings per share and the weighted average number of shares outstanding for each of the periods presented without giving effect to this exchange. These amounts were calculated using 15,274,699 shares, which was the number of shares outstanding immediately after the merger, as the number of shares outstanding during each of the periods prior to the merger.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this report. For accounting purposes, the merger of Old COMSYS with Venturi was treated as a reverse merger in which Old COMSYS was deemed to be the acquirer. The financial data and discussion and analysis set forth below relating to all periods prior to the merger on September 30, 2004 reflect the historical results of Old COMSYS. The financial data and discussion and analysis set forth below relating to periods subsequent to September 30, 2004 reflect the financial results of COMSYS after giving effect to the merger and include Venturi’s results of operations from the effective date of the merger. In light of the merger of Old COMSYS and Venturi, the historical data presented below is not indicative of future results.

Introduction

We are a leading information technology, or IT, staffing services company that provides a full range of specialized staffing and project implementation services and products. The staffing services we provide allow our clients to focus their resources on their core businesses rather than on recruiting, training and managing IT professionals. In using our staffing services, our clients benefit from:

•	our extensive recruiting channels, providing our clients ready access to highly skilled IT professionals, often within 48 hours of submitting a placement request;

•	access to a flexible workforce, allowing our clients to manage their labor costs more effectively without compromising their IT goals; and

•	our knowledge of the market for IT resources, providing our clients with qualified candidates at competitive prices.

We contract with our customers to provide both short- and long-term IT staffing services at client locations throughout the U.S. Our consultants possess a wide range of skills and experience, including website development and integration, application programming and development, client/server development, systems software architecture and design, systems engineering and systems integration. Our IT staffing services accounted for approximately 91% of our revenues for 2004, 96% of our revenues for 2003 and 97% of our revenues for 2002.

In addition to our core IT staffing business, we also offer our customers services that complement our staffing activities, such as:

•	vendor management, in which we assist our clients in quantifying, rationalizing and monitoring their procurement of temporary staffing and other services from multiple suppliers;

•	project solutions, including software development and maintenance, network design and management and offshore application maintenance and development; and

•	recruitment and permanent placement of IT professionals.

These additional services provide us opportunities to build relationships with new clients and enhance our service offerings to our existing clients.

Overview

Our business strategy is to become the leading provider of IT staffing services in the United States. Among our immediate peer group, we are the only staffing provider focused exclusively on the IT sector. We intend to continue implementing our business strategy through a combination of internal growth and strategic acquisitions that complement or enhance our business.

Industry trends that affect our business include:

•	rate of technological change;

•	rate of growth in corporate IT budgets;

•	penetration of IT staffing in the general workforce;

•	outsourcing of the IT workforce; and

•	consolidation of supplier bases.

Beginning in the second half of 2000, the overall growth of the United States economy began to slow. While this slowdown negatively affected most industry segments, its greatest impact was on the telecommunications and Internet sectors. The combination of the slowdown in the economy, which also resulted in business failures, and the uncertainty as to when an economic recovery would take place led many companies to postpone or cancel IT projects. As a result, our business declined as evidenced by a 46% reduction in billable consultants from January 2001 through June 2003. During the economic downturn, we took steps to strengthen our operations and better position us to grow our business. The steps we took included diversifying our client base, implementing consistent business practices across our organization and improving our front office and back office infrastructure.

We believe that a continuation of the recent economic recovery will drive a renewed need for IT investments and initiatives by corporate clients. We expect this increase in IT spending, combined with the need to maintain financial flexibility by using variable workforce strategies, to result in increased demand for our services.

Since the beginning of the third quarter of 2003, headcount numbers have been trending upward, reflecting an increase in the commencement of new projects and a decline in project postponements and cancellations. Our billable consultant headcount increased from approximately 2,500 for Old COMSYS at June 30, 2003 to approximately 3,000 for Old COMSYS prior to the merger on September 30, 2004 to 4,911 for our operations at January 2, 2005. We expect consultant headcount to increase through 2005.

We anticipate that our growth will be primarily generated from greater penetration of our service offerings with our current clients, introducing new service offerings to our customers and obtaining new clients. Our strategy for achieving this growth includes expanding our geographic presence, cross-selling our VMS and project solutions services to existing IT staffing customers, aggressively marketing our services to new clients, expanding our range of value-added services, enhancing brand recognition and making strategic acquisitions.

The success of our business depends primarily on the volume of assignments we secure, the bill rates for those assignments, the costs of the consultants that provide the services and the quality and efficiency of our recruiting, sales and marketing and administrative functions. Our brand name, our proven track record, our recruiting and candidate screening processes, our strong account management team and our efficient and consistent administrative processes are factors that we believe are key to the success of our business. Factors outside of our control, such as the demand for IT services, general economic conditions and the supply of qualified IT professionals, will also affect our success.

Our revenue is primarily driven by bill rates and billable hours. Most of our billings for our staffing and project solutions services are on a time-and-materials basis, which means that we bill our customers based on pre-agreed bill rates for the number of hours that each of our consultants works on an assignment. We also generate fee income by providing vendor management and permanent placement services. Hourly bill rates are typically determined based on the level of skill and experience of the consultants assigned and the supply and demand in the current market for those qualifications. General economic conditions, macro IT expenditure trends and competition may create pressure on our pricing. Increasingly, large customers, including those with preferred supplier arrangements, have been seeking pricing discounts in exchange for higher volumes of business. Billable hours are affected by numerous factors, such as the quality and scope of our service offerings and competition at the national and local levels.

Our principal operating expenses are cost of services and selling, general and administrative expenses. Cost of services is comprised primarily of the costs of consultant labor, including employees, subcontractors and independent contractors, and related employee benefits. Approximately 70% of our consultants are employees, and the remainder are subcontractors and independent contractors. We compensate most of our consultants only for the hours that we bill to our clients, which allows us to better match our labor costs with our revenue generation. With respect to our consultant employees, we are responsible for employment-related taxes, medical and health care costs, and workers’ compensation. Labor costs are sensitive to shifts in the supply and demand of IT professionals, as well as increases in the costs of benefits and taxes.

The principal components of selling, general and administrative expenses are salaries, selling commissions, advertising, lead generation and other marketing costs and branch office expenses. Our branch office network allows us to leverage certain selling, general and administrative expenses, such as advertising and back-office functions.

Our infrastructure includes a shared services operation in Phoenix, Arizona for our back-office functions, including payroll, billing, accounts payable, collections and financial reporting. This single site, shared services operation is the platform for providing high quality service to our customers and enables us to integrate acquisitions rapidly while reducing corporate overhead and other expenses. We also have a proprietary, web-enabled front-office system (FOX) that facilitates the identification, qualification and placement of consultants in a timely manner. We also maintain a national recruiting center, a centralized call center for setting sales appointments and a centralized proposals and contract services department. We expect that this scalable infrastructure will facilitate our internal growth strategy and allow us to integrate acquisitions rapidly.

The Merger

On September 30, 2004, Old COMSYS completed a merger transaction with Venturi, a publicly traded IT and commercial staffing company, in which COMSYS Holding, Inc. was merged with a wholly owned subsidiary of Venturi. Concurrent with the merger, we sold Venturi’s commercial staffing business for $30.3 million in cash and the assumption of approximately $700,000 in liabilities. At the effective time of the merger, we changed our name to COMSYS IT Partners, Inc. and issued new shares of our common stock to the stockholders of Old COMSYS, resulting in such stockholders owning approximately 55.4% of our outstanding common stock on a fully diluted basis. Since former Old COMSYS stockholders owned a majority of our outstanding common stock as a result of the merger, Old COMSYS is deemed the acquiring company for accounting and financial reporting purposes.

The key elements of the integration of the legacy businesses of Old COMSYS and Venturi have been completed on or ahead of the original schedule. We believe this diminishes the business risks associated with the integration and accelerates the recognition of cost savings. Further, we have created a corporate infrastructure capable of supporting our internal growth strategy and future acquisitions. During the few months since the merger was completed, we have made substantial progress toward the integration of the businesses of Old COMSYS and Venturi, including:

•	consolidation of all 17 duplicate branch offices;

•	deployment of our proprietary front office information system (FOX) to the Venturi branch offices;

•	standardization of compensation plans for all account managers, recruiters and managing directors;

•	implementation of common health care and 401(k) programs;

•	transition of the Old COMSYS back office information system to Venturi’s PeopleSoft system and transition of legacy Venturi back office and accounting processes to our shared services operation located in Phoenix, Arizona, together resulting in the consolidation of all of our back office operations for COMSYS, including payroll, billing, accounts payable, collections and financial reporting; and

•	elimination of approximately 130 duplicative staff positions, with another 55 positions to be eliminated in the first quarter of 2005.

Results of Operations

The following table sets forth the percentage relationship to revenues of certain items included in our consolidated statements of operations:

	Fiscal Year Ended (1)
	January 2, 2005	December 31, 2003	December 31, 2002

Revenues	100.0%	100.0%	100.0%
Cost of services	75.8	75.6	75.5

Gross profit	24.2	24.4	24.5

Selling, general and administrative expenses	18.2	19.2	18.1
Restructuring and integration costs	2.4	0.2	0.2
Stock compensation expense	1.6	—	—
Goodwill impairment loss	—	—	2.9
Depreciation and amortization	3.3	4.8	3.8

Operating income (loss)	(1.3)	0.2	(0.5)
Interest expense and other expenses, net	11.8	11.2	3.8
Loss on early extinguishment of debt	0.7	—	—
Income tax expense benefit	(1.2)	0.2	—
Cumulative effect of accounting change: goodwill impairment	—	—	36.5

Net loss	(12.6)%	(11.2)%	(40.8)%

Billable headcount at end of period	4,911	2,867	2,781

(1)	Historically, Old COMSYS’ fiscal year ended on December 31st, while Venturi’s fiscal year ended on the Sunday closest to December 31st. In connection with the merger, we adopted Venturi’s fiscal year end. Accordingly, our fiscal year end for 2004 was January 2, 2005.

Year Ended January 2, 2005 Versus Year Ended December 31, 2003

We recorded a loss from operations of $5.7 million and a net loss of $55.2 million in 2004 compared to operating income of $744,000 and a net loss of $37.3 million in 2003. The operating loss was due primarily to increased restructuring and integration costs of $9.5 million and increased stock based compensation expense of $7.0 million, partially offset by approximately $4.5 million of operating income generated by the IT staffing business of Venturi since the merger, which is included in our 2004 operating results. Net interest expense increased $13.6 million from 2003 to 2004 due primarily to higher dividends on mandatorily redeemable preferred stock. Loss on early extinguishment debt increased $3.0 million due to the write-off of unamortized deferred financing costs and a $1.2 million prepayment penalty arising from the refinancing of Old COMSYS’ debt in the third quarter of 2004. Income tax expense decreased $6.2 million due primarily to a $5.4 million tax refund received in 2004.

Revenues. Revenues for 2004 and 2003 were $437.0 million and $332.9 million, respectively, representing an increase of 31.3%. Revenue for 2004 includes $66.1 million attributable to Venturi’s operations subsequent to the merger on September 30, 2004. Old COMSYS’ billable headcount increased from 2,867 at December 31, 2003 to 3,066 at January 2, 2005, reflecting improved economic conditions that resulted in increased demand for Old COMSYS’ IT services and stabilization of project deferrals and cancellations. In addition, vendor management related fee revenue for Old COMSYS increased 26.7% from $5.4 million in 2003 to $6.8 million in 2004 due to the expansion and implementation of vendor management programs in response to increasing demand for such programs among major companies. These increases were slightly offset by a 0.5% decrease in Old COMSYS’ average bill rate, which was $64.63 per hour in 2004 compared to $64.97 per hour in the prior year. The decrease in the full year average bill rate compared to 2003 was due entirely to lower year-over-year bill rates in the first half of 2004. In the second half of 2004, average bill rates were approximately 2% higher than the same period of 2003 reflecting the easing of bill rate pressures as economic conditions continued to improve. Old COMSYS’ revenue growth was primarily attributable to its clients in the financial services and telecommunications industry sectors. Revenues from the financial services sector for Old COMSYS increased by $28.1 million, or 25.6%, in 2004 compared to 2003 and accounted for 37.2% of Old COMSYS’ revenues in 2004. Revenues from the telecommunications sector increased over these same periods by $19.5 million, or 33.1%, and represented 21.1% of Old COMSYS’ 2004 revenues.

Cost of Services. Cost of services for 2004 and 2003 were $331.5 million and $251.5 million, respectively, representing an increase of 31.8%. Cost of services for 2004 includes $49.6 million attributable to Venturi’s operations subsequent to the merger on September 30, 2004. Cost of services as a percentage of revenue increased slightly from 75.6% in 2003 to 75.8% in 2004. The increase in cost of services as a percentage of revenue was primarily due to increases in state unemployment taxes and health care expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in 2004 and 2003 were $79.4 million and $63.9 million, respectively, representing an increase of 24.3%. Selling, general and administrative expenses in 2004 include $10.9 million attributable to Venturi’s operations subsequent to the merger on September 30, 2004. In addition to the effect of the merger, the increase was due to higher commissions and other performance-related incentives resulting from increases in revenues and operating income and the addition of certain field operations employees. This increase was partially offset by a decrease in bad debt expense resulting from the collection of $1.8 million of accounts receivable from a customer that emerged from bankruptcy; these receivables had been fully reserved. As a percentage of revenue, selling, general and administrative expenses decreased from 19.2% in 2003 to 18.6% (excluding the $1.8 million credit to bad debt expense) in 2004. The decrease as a percentage of revenue was due to our ability to leverage fixed overhead costs over an expanding revenue base.

Restructuring and Integration Costs. Restructuring and integration costs amounted to $10.3 million in 2004 compared to $0.9 million in 2003. The 2004 expenses represent integration, restructuring and transition costs associated with the merger with Venturi, comprised primarily of expenses related to duplicative leases, redundant headcount, severance arrangements, asset write-offs and integration services provided by third parties. Restructuring and integration costs for 2003 represented severance payments in connection with a workforce reduction plan implemented in August 2003.

The following is an analysis of the restructuring reserve for the year ended January 2, 2005 (in thousands):

	Employee severance	Lease costs	Professional fees	Total
Balance at December 31, 2003	$360	$—	$—	$360
Purchase price allocation	4,126	5,793	1,782	11,881
Charges	1,838	2,819	70	4,727	(1)
Cash payments	(4,205)	(806)	(1,804)	(6,815)

Balance, January 2, 2005	$2,119	$7,986	$48	$10,153

(1)	This amount is included in the aggregate restructuring and integration costs of $10.3 million recorded in fiscal 2004.

Stock Based Compensation. Stock based compensation expense in 2004 was $7.0 million. In connection with the merger, all the outstanding shares of Old COMSYS Class D redeemable preferred stock, which were issued under the Old COMSYS 2004 Management Incentive Plan, were exchanged for 1.4 million shares of Venturi common stock. Of these shares, 468,615 shares were vested at the closing of the merger, resulting in the recognition of $5.3 million of stock based compensation expense. This compensation expense is based on a weighted average value of $11.20 per share of Venturi common stock. On January 1, 2005, 156,205 additional shares vested, resulting in the recognition of an additional $1.7 million in stock based compensation expense in fiscal 2004. This expense amount was also based on a per share value of $11.20. On January 1, 2006, 156,205 shares will vest, and another 156,205 shares will vest on January 1, 2007. We will be required to record compensation expense of $1.7 million in each of fiscal 2005 and 2006 when these unvested shares fully vest. The remaining 468,614 shares will vest if certain performance based criteria specified in the 2004 Management Incentive Plan are met. To the extent any of these shares vest, stock based compensation expense will be recognized in accordance with SFAS No. 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The vesting of all unvested shares will be accelerated upon the occurrence of certain events as specified in the 2004 Management Incentive Plan, and the associated stock based compensation expense will be recognized at the time of such accelerated vesting. See Note 11 to the consolidated financial statements appearing elsewhere in this report.

Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation of our fixed assets and amortization of our customer base and contract cost intangible assets. For 2004 and 2003, depreciation and amortization expense was $14.6 million and $15.9 million, respectively, representing a decrease of 8.2%. The decline was entirely due to lower amortization expense related to the customer base intangible asset recorded as part of the acquisition of COMSYS Information Technology Services, Inc. on September 30, 1999, which became fully amortized as of September 30, 2004.

Interest Expense. Interest expense was $50.8 million and $37.2 million in 2004 and 2003, respectively, an increase of $13.6 million which was entirely due to increased dividends on mandatorily redeemable preferred stock. On July 1, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 150, which requires that dividends on mandatorily redeemable preferred stock be recorded as interest expense. See “Recent Accounting Pronouncements.” SFAS No. 150 applies to Old COMSYS’ redeemable preferred stock and, as a result, interest expense includes dividends in the amount of $33.6 million in 2004 and $20.6 million in 2003. The increase from 2003 is due to the application of SFAS No. 150 for a full year in 2004 as compared to only the last six months of 2003, partially offset by the reduction in the amount of mandatorily redeemable preferred stock outstanding upon completion of the merger with Venturi. Net interest expense on borrowings under our credit facilities of $15.1 million in 2004 was essentially unchanged from 2003 as increased borrowings outstanding under the new senior credit facility entered into with Merrill Lynch Capital in conjunction with the merger with Venturi and the increase in the interest rate on the senior subordinated notes outstanding prior to the merger with Venturi were offset by the more favorable interest rates on the new senior credit facility. See “Liquidity and Capital Resources—Overview.”

Provision for Income Taxes. As of January 2, 2005, we had net operating loss carryforwards of approximately $252 million and had recorded a reserve against the assets for net operating loss carryforwards due to the uncertainty related to the realization of these amounts. In 2004, we received a $5.4 million income tax refund related to the carryback of 2001 net operating losses. As a result, the valuation allowance for deferred tax assets was reduced and a $5.4 million income tax benefit was recognized in the 2004 statement of operations. No other federal tax provision or benefit was recorded in 2004. Net operating loss carryforwards from prior years will offset any tax provision generated during the current year. Income tax expense in 2003 was $760,000, which represents an increase in the valuation allowance for deferred tax assets.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Old COMSYS recorded operating income of $744,000 in 2003 compared to an operating loss of $1.8 million in 2002. Net losses for the years ended December 31, 2003 and 2002 were $37.3 million and $158.0 million, respectively. Net loss for 2003 included dividends on mandatorily redeemable preferred stock, as described below (see “—Interest Expense”). Net loss for 2002 included goodwill impairment charges totaling $152.7 million, as described below.

Revenues. Revenues for 2003 were $332.9 million, a decline of $54.1 million, or 14.0%, from 2002 revenues of $386.9 million. This decline in revenue was primarily the result of Old COMSYS’ customers deferring or canceling IT projects due to the general slowdown in the United States economy which continued through the first half of 2003. Billable headcount decreased from 2,781 at December 31, 2002 to 2,497 at June 30, 2003. In the second half of 2003, billable headcount increased to 2,867 by the end of the year. Reflecting a market-driven shift away from higher bill rate development work and pricing pressures driven by the economic downturn, average bill rates decreased from $65.65 in 2002 to $64.97 in 2003.

The telecommunications industry was particularly affected by the economic slowdown in recent years. From 2002 to 2003, revenues generated by Old COMSYS’ telecommunications sector clients decreased by $48.1 million or 45.0%. For the years ended December 31, 2003 and 2002, the telecommunications sector represented 17.7% and 27.1%, respectively, of Old COMSYS’ revenues. Revenues from the manufacturing sector also decreased during this time period, from 17.9% of revenues in 2002 to 15.9% of revenues in 2003. Concurrent with the declines in revenue from telecommunications and manufacturing clients, Old COMSYS recorded increased revenues from the financial services sector, which represented 33.0% of its revenues in 2003 compared to 24.2% in 2002.

Cost of Services. Cost of services for 2003 and 2002 amounted to $251.5 million and $292.3 million, respectively. Cost of services consists primarily of the cost of labor and related benefits, and the year-over-year decrease was due to the decline in billable headcount, as described above. Cost of services as a percentage of revenues in 2003 was 75.6%, a slight increase from 75.5% in 2002. The downward bill rate and margin pressures experienced during the economic downturn began to ease in the second half of 2003 as economic conditions improved. In addition, Old COMSYS has been able to minimize the impact of pricing pressure by successfully passing pricing concessions on to subcontractors and certain consultants employed by Old COMSYS. As a result, cost of services as a percentage of revenues in 2003 was relatively unchanged on a year-over-year basis.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2003 and 2002 amounted to $63.9 million and $69.9 million, respectively. The decrease in 2003 compared to 2002 was due primarily to a $5.1 million reduction in bad debt expense and a $1.9 million decline in compensation and related expense. Old COMSYS increased its bad debt reserves in 2002 as a result of bankruptcies and increased credit risk associated with certain of its clients following the economic downturn. The decrease in compensation and related expense and decreases in various other expense categories resulted from Old COMSYS’ cost containment efforts. See “—Restructuring and Integration Costs.” Selling, general and administrative expenses as a percentage of revenue for 2003 and 2002 were 19.2% and 18.1%, respectively. The increase in percentage of revenue from 2002 to 2003 was due primarily to Old COMSYS’ investment in vendor management programs.

Restructuring and Integration Costs. Restructuring and integration costs for the year ended December 31, 2002 were $875,000 and were the result of Old COMSYS’ continuing expense reduction plan. These costs represented an accrual for severance payments. Restructuring and integration costs for the year ended December 31, 2003 were $854,000 and represented an accrual for additional severance payments in connection with Old COMSYS’ continuing expense reduction plan.

The following is an analysis of the restructuring reserves for the year ended December 31, 2003 (in thousands):

Description	Balance at December 31, 2002	2003 Accrual	Noncash Activity	Cash Activity	Balance at December 31, 2003
Termination benefits	$107	$854	$—	$(601)	$360

Goodwill Impairment Losses. Effective January 1, 2002, Old COMSYS adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 made significant changes to the methods and criteria used to amortize goodwill and intangible assets. Under SFAS No. 142, goodwill and certain intangibles with indefinite lives are not amortized but instead are reviewed for impairment at least annually. Remaining intangibles with finite useful lives continue to be amortized. In accordance with SFAS No. 142, assembled workforce intangibles of Old COMSYS are combined with goodwill in the consolidated balance sheets.

Upon adopting SFAS No. 142, Old COMSYS performed an initial test of impairment on goodwill effective January 1, 2002, which resulted in the recording of an impairment loss amounting to $141.5 million. This loss is presented as the cumulative effect of an accounting change in the consolidated statement of operations.

Old COMSYS’ operating profits and cash flows were lower than expected in the second half of 2002 due to the continued economic downturn in the United States, which caused many of its clients to cancel or postpone IT initiatives. Old COMSYS’ management revised its earnings forecast for the subsequent five years based on then-current trends, resulting in an additional goodwill impairment loss of $11.2 million being recorded in the fourth quarter of 2002. This impairment loss is presented in the consolidated statement of operations as part of operating costs and expenses. The fair value of goodwill was estimated using the expected present value of future cash flows and market multiples.

Old COMSYS performed its annual impairment analysis in the fourth quarter of 2003 and determined that there was no additional impairment at that time.

Depreciation and Amortization. For 2003 and 2002, depreciation and amortization expense amounted to approximately $15.9 million and $14.6 million, respectively. The increase from 2002 to 2003 was due to increases in depreciation expense and amortization of contract cost intangibles.

Interest Expense. Interest expense, which includes the amortization of deferred debt issuance costs, was $37.2 million and $14.6 million in 2003 and 2002, respectively. Interest expense increased from 2002 to 2003 due primarily to the adoption of SFAS No. 150 by Old COMSYS on July 1, 2003, which requires that dividends on mandatorily redeemable preferred stock be recorded as interest expense. See “Recent Accounting Pronouncements.” SFAS No. 150 applies to Old COMSYS’ redeemable preferred stock and, as a result, interest expense for 2003 includes dividends, amortization of deferred stock issuance costs and an increase in the common stock warrant liability in the aggregate amount of $21.2 million. The remaining increase in interest expense was due to scheduled increases in the interest rate on the senior subordinated notes and the compounding effect of accrued interest not paid in cash. See “Liquidity and Capital Resources—Debt Compliance.”

Provision for Income Taxes. For both 2003 and 2002, Old COMSYS had net operating losses for income tax purposes. Old COMSYS recorded a reserve against the assets arising from net operating loss carryforwards due to the uncertainty related to the realization of these amounts. Therefore, no income tax benefit was recorded in the statements of operations. For the year ended December 31, 2003, income tax expense was $760,000, which represents an increase in the valuation allowance for deferred tax assets.

Summary of Unaudited Quarterly Statement of Operations Data

The following tables set forth selected unaudited consolidated quarterly statement of operations data for the eight quarters ended January 2, 2005. In management’s opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this report and includes all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the consolidated financial statements and related notes included elsewhere in this report. The results for any quarter are not necessarily indicative of results for any future period, and you should not rely on them as such. Our quarterly financial results may fluctuate in the future based on a number of factors, many of which are beyond our control. These factors include general economic conditions, competition, demand for services and seasonal fluctuations. The fourth quarter of 2004 reflects the consolidated financial results of Old COMSYS and Venturi from the effective date of the merger.

	2004
In thousands, except per share data	First	Second	Third	Fourth (1)
Revenues from services	$88,858	$90,538	$94,831	$162,786
Gross profit	20,855	21,610	22,871	40,203
Restructuring and integration costs	—	—	—	10,322
Stock based compensation expense	—	—	5,269	1,729
Operating income (loss)	231	2,896	(5,238)	(3,612)
Income tax benefit	—	—	5,402	—
Net loss	(15,018)	(12,701)	(19,704)	(7,732)
Basic and diluted earnings (loss) per share (2)	$(6,153.69)	$(5,205.33)	$(8,075.41)	$(0.51)
Weighted average basic and diluted shares outstanding (2)	2.4	2.4	2.4	15,279

	2003
	First	Second	Third	Fourth
Revenues from services	$81,659	$81,912	$84,019	$85,260
Gross profit	19,413	20,253	21,048	20,635
Restructuring and integration costs	—	—	854	—
Operating income (loss)	(298)	(155)	320	877
Income tax expense	760	—	—	—
Net income (loss) (3)	(4,530)	(4,193)	(14,116)	(14,411)
Basic and diluted earnings (loss) per share (2)	$(1,856.56)	$(1,718.44)	$(5,785.25)	$(5,906.15)
Weighted average basic and diluted shares outstanding (2)	2.4	2.4	2.4	2.4

(1)	The contribution to the fourth quarter of fiscal 2004 from Venturi’s operations includes $66.1 million in revenues, $16.5 million in gross profit and $4.5 million in operating income.

(2)	The earnings per share data and weighted average number of shares outstanding have been retroactively restated to reflect the exchange ratio of .0001 of a share of our common stock for each share of Old COMSYS common stock outstanding immediately prior to the merger as if such exchange had occurred at the beginning of each of the periods presented. Our previously released earnings information, which was included in our current report on Form 8-K filed with the SEC on March 28, 2005, reflected the historical earnings per share and the weighted average number of shares outstanding for each of the periods presented without giving effect to this exchange. These amounts were calculated using 15,274,699 shares, which was the number of shares outstanding immediately after the merger, as the number of shares outstanding during each of the periods prior to the merger.

(3)	Old COMSYS implemented SFAS No. 150 effective July 1, 2004, resulting in preferred stock dividends being recorded as interest expense beginning in the 2003 third quarter.

Liquidity and Capital Resources

Overview

Old COMSYS has historically financed its operations through internally generated funds, the issuance of preferred stock and borrowings under its credit facilities.

At January 2, 2005, we had net positive working capital of $19.1 million compared to a net working capital deficit for Old COMSYS of $50.3 million at December 31, 2003. The 2003 deficit was primarily due to the current portion of long-term debt and interest payable, which were $46.9 million and $14.0 million, respectively, at December 31, 2003. As of December 31, 2003, Old COMSYS classified its borrowings of $39.4 million under the Old COMSYS credit facility and $8.0 million under a deferred interest note issued in September 2001 as current because these instruments were due to mature in September 2004.

On August 18, 2004, Old COMSYS entered into a credit facility with Merrill Lynch Capital and a syndicate of lenders that included up to $65.0 million in revolving loans and a $5.0 million term loan. The proceeds from this credit facility were used to repay in full the current maturities of long-term debt outstanding on that date, including borrowings under the Old COMSYS credit facility and the deferred interest note, and to pay $2.0 million of accrued interest payable on senior subordinated debt.

On September 30, 2004, in conjunction with the merger with Venturi, we issued $22.4 million of mandatorily redeemable preferred stock and entered into a new senior credit facility with Merrill Lynch Capital and a syndicate of lenders (the “senior credit agreement”) that replaced the agreement entered into on August 18, 2004. The senior credit agreement provides for borrowings of up to $100.0 million under a revolving line of credit (the “revolver”) and a $15.0 million term loan payable in eight quarterly installments (the “senior term loan”). At the same time, we borrowed $70.0 million under a second lien term loan credit agreement with Merrill Lynch Capital, Heritage Bank, SSB and a syndicate of lenders (the “second lien term loan”). The total amount initially borrowed under the revolver, the senior term loan and the second lien term loan was $135.2 million and was used as follows at the merger date (in thousands):

Repay borrowings under August 18, 2004 credit facility	$41,584
Repay senior subordinated notes and accrued interest	60,383
Repay balance of Venturi debt	26,476
Repay bank loan on behalf of executive officer	1,210
Fees and expenses	5,509

Use of funds	$135,162

Borrowings under the revolver are limited to 85% of eligible accounts receivable, as defined, reduced by the amount of outstanding letters of credit and designated reserves. At September 30, 2004, these designated reserves were a minimum availability reserve of $5.0 million and a restructuring reserve of $22.9 million intended to fund certain liabilities of Venturi as of September 30, 2004, purchase accounting reserves established in connection with the merger and the estimated cash outlays related to restructuring and transition costs associated with the merger that were not eligible for accrual in the purchase price allocation (comprised primarily of expenses related to duplicative leases, redundant headcount, severance arrangements, asset write-offs and integration services provided by third parties). Interest on the revolver and senior term loan is based on LIBOR plus a margin, which on the revolver is 2.25% or 2.50%, depending upon our ratio of total debt to adjusted EBITDA, as defined in the senior credit agreement, and which is 3.00% for the senior term loan. At our election, interest on the revolver and senior term loan may be based on the prime rate plus a margin, which on the revolver is 1.25% or 1.50%, depending upon our ratio of total debt to adjusted EBITDA, and which is 2.00% for the senior term loan. The senior credit agreement is secured by a pledge of the stock of our subsidiaries and a lien on the assets of our subsidiaries and expires in September 2009. At January 2, 2005, we had outstanding borrowings of $57.0 million under the revolver at interest rates ranging from 4.81% to 6.75% per annum (weighted average rate of 5.01%) and borrowing availability under the revolver of $29.3 million for general corporate purposes and an additional $5.5 million for merger integration costs. The principal balance of the senior term loan on that date was $13.1 million with tranches bearing interest rates ranging from 5.31% to 7.25% per annum (weighted average rate of 5.49%). We anticipate that our borrowing availability for general corporate purposes under the revolver will be approximately $20.0 million at the end of the first quarter of 2005. This reduction is due to delayed billings to customers that occurred in February 2005 as a result of the transition of the Old COMSYS back office functions to Venturi’s PeopleSoft system. Our customer billings returned to normal cycles in March 2005. We believe that borrowing availability will return to year-end 2004 levels during the second quarter of 2005.

The second lien term loan bears interest at the prime rate plus a margin of 6.50% or, at our election, LIBOR plus a margin of 7.50%. The principal balance of the second lien term loan was $70.0 million as of January 2, 2005, and the interest rate on the loan was 10.0%. The second lien term loan is secured by a second lien position in the stock and assets of our subsidiaries and matures on April 30, 2010. Prepayment of principal will be required under the senior term loan, the revolver and the second lien term loan in certain circumstances.

We pay a fee on outstanding letters of credit equal to the LIBOR margin then applicable to the revolver. As of January 2, 2005, our outstanding letters of credit totaled $3.2 million and the fee was 2.50% annually. We also pay commitment fees of 0.50% per annum on the unused portion of the revolver.

The following table summarizes our cash flow activity for 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Net cash (used in) provided by operating activities	$(14,377)	$21,451	$49,241
Net cash (used in) investing activities	(3,883)	(3,325)	(6,968)
Net cash provided by (used in) financing activities	18,260	(32,374)	(28,025)

Net increase (decrease) in cash	$—	$(14,248)	$14,248

Cash used in operating activities in 2004 was $14.4 million compared to cash provided by operating activities of $21.5 million in 2003. Cash used in operating activities in 2004 included interest paid on senior subordinated notes of $18.1 million and integration and restructuring costs of $17.4 million, offset in part by a federal income tax refund of $5.4 million and our receipt of $1.8 million of receivables previously written off. Cash flows from operating activities are affected by the timing of cash receipts and disbursements and working capital requirements related to the growth in revenue.

Cash provided by operating activities in 2002 was $49.2 million, which was $27.8 million greater than in 2003 due primarily to improvements in the collection of accounts receivable in 2002 compared to previous years.

Cash used in investing activities in 2004 was $3.9 million compared to $3.3 million in 2003. The increase was due to $1.1 million of expenditures in 2004 associated with the merger with Venturi, net of a decrease in cash paid for fixed assets and other noncurrent assets. Cash used in investing activities amounted to $7.0 million in 2002, comprised of capital expenditures of $4.4 million, contract costs of $1.5 million and the purchase from our chief executive officer of a $1.0 million option to purchase certain real property.

Cash provided by financing activities was $18.3 million in 2004, representing primarily net borrowings of long term debt of $26.9 million to fund operating and investing activities and to pay financing costs of $6.9 million associated with the senior and term loan credit agreements. In 2003, net cash used in financing activities was $32.4 million as all cash on hand at the beginning of the year and net cash provided by operating and investing activities were used to pay down debt outstanding on the credit facilities in place at that time. Cash used in financing activities in 2002 amounted to $28.0 million, which included advances to stockholders and redemption of preferred and common stock in the aggregate amount of $2.2 million and a net reduction in outstanding borrowings of $25.8 million.

Capital expenditure requirements, primarily for software upgrades for our PeopleSoft System, hardware for our internal information systems and leasehold improvements, are currently expected to be approximately $6.5 million in 2005. In addition, we expect to incur an additional $5.5 million in expenditures for merger integration costs in 2005. We anticipate that our capital requirements for at least the next 12 months will be satisfied through a combination of cash flow from operations and borrowings under our revolver.

Pursuant to the terms of the revolver, we maintain a zero balance in our cash accounts. Any excess cash in our accounts is swept on a daily basis and applied to repay borrowings under the revolver, and any cash needs are satisfied through borrowings under the revolver.

Debt Compliance

Our ability to continue operating is largely dependent upon our ability to maintain compliance with the financial covenants of our credit facilities. Both the senior credit agreement and second lien term loan contain customary covenants and events of default, including the maintenance of fixed charge coverage ratios, total debt to adjusted EBITDA ratios and minimum levels of EBITDA, all as defined. As of January 2, 2005, we were in compliance with all covenant requirements under our indebtedness, and we believe we will be able to comply with these covenants in fiscal year 2005. As of December 31, 2003, Old COMSYS was in compliance with all covenant requirements under its indebtedness.

At December 31, 2002, Old COMSYS was not in compliance with the leverage ratio and EBITDA requirements of the Old COMSYS credit facility. Effective June 24, 2003, that credit facility and Old COMSYS’ senior subordinated notes were amended to modify the covenant requirements and the lenders’ commitment under the revolving line of credit was reduced from $105.0 million to $75.0 million.

Contractual and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments at January 2, 2005 (in thousands):

	Total	Payments Due by Period
		Less than One Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Short- and long-term debt (1)	$140,123	$7,500	$5,625	$126,997	$—
Mandatorily redeemable preferred stock	23,314	—	—		23,314
Operating leases	28,285	8,220	5,536	11,168	3,361

Total contractual cash obligations	$191,722	$15,720	$11,161	$138,166	$26,675

	Total Amount Committed	Commitment Expiration per Period
		Less than One Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments
Letters of Credit (2)	$3,223	$3,223	—	—	—

(1)	Does not include related interest payments.

(2)	Letters of credit secure certain office leases and insurance programs.

Quantitative and Qualitative Disclosures About Market Risk

Outstanding debt under our senior and term loan credit agreements at January 2, 2005 was $140.1 million. Interest on borrowings under these facilities is based on the prime rate or LIBOR plus a variable margin. Based on the outstanding balance at January 2, 2005, a change of 1% in the interest rate would cause a change in interest expense of approximately $1.4 million on an annual basis.

Effective February 22, 2005, we entered into an interest rate swap and an interest rate cap that together effectively convert $40.0 million of variable rate debt to modified fixed rate debt through September 30, 2009, thus potentially reducing the impact of changes in interest rates on future interest expense. The swap and the cap are designated as cash flow hedges and, as such, are carried at fair value. The swap is based on a $20.0 million notional amount at a rate of 4.59%, and the cap is based on a $20.0 million notional amount at a rate of 4.50%.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, also referred to as GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates include the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. We evaluate these estimates and assumptions on an ongoing basis, including but not limited to those related to revenue recognition, the recoverability of goodwill, collectibility of accounts receivable, reserves for medical costs and realization of deferred tax assets. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ materially from these estimates.

We believe the following accounting policies are critical to our business operations and the understanding of our operations and include the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenue under time-and-materials contracts is recorded at the time services are performed. Revenue from fixed-price contracts is recognized using the units of production method based on the ratio of time incurred to total estimated time to complete the project. Provisions for estimated losses on incomplete contracts are made on a contract-by-contract basis and are recorded in the period the losses are determinable. Estimated losses on incomplete projects are determined by comparing the revenue remaining to be recognized on fixed-price contracts to judgments as to estimated time and cost required to complete the project. If the estimated cost to complete the project exceeds the remaining revenue to be recognized, the excess cost is recorded as a loss provision on the contract.

We report revenues from vendor management services net of the related pass-through labor costs. We also report revenues net of payrolling activity. “Payrolling” is defined as a situation in which we accept a client-identified IT consultant for payroll processing in exchange for a fee. Revenue generated by payrollees is recorded net of labor costs. In our permanent placement business, we recognize revenue when employment candidates accept offers of permanent employment.

Recoverability of Goodwill and Other Intangible Assets

Effective at the beginning of 2002, Old COMSYS adopted SFAS 142, which established a new method for testing goodwill and other intangible assets for impairment using a fair value based approach. Under the new standard, goodwill and other intangible assets with indefinite lives are no longer amortized as was previously required, but are tested annually for impairment, unless an event occurs or circumstances change during the year that reduce or may reduce the fair value of the reporting unit below its book value, in which event an impairment charge may be required during the year. The annual test requires estimates and judgments by management to determine valuations for each reporting unit. Although we believe our assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially affect our reported financial results. Different assumptions related to future cash flows, operating margins, growth rates and discount rates could result in an impairment charge, which would be recognized as a non-cash charge to operating income and a reduction in asset values on its balance sheet. At January 2, 2005, total goodwill was $153.7 million. At December 31, 2003 and 2002, total goodwill was $69.7 million.

Our intangible assets other than goodwill represent contract costs and a customer base and are amortized over the respective contract terms or estimated life of the customer base, ranging from two to five years. At January 2, 2005, December 31, 2003 and December 31, 2002, net intangible assets were $7.1 million, $10.9 million and $22.6 million, respectively. In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, we evaluate the recoverability and estimated useful lives of such assets. The estimated future undiscounted cash flows associated with the assets are compared to the assets’ carrying amount to determine if a write-down to market is necessary. We believe that all of our long-lived assets are fully realizable as of January 2, 2005.

Collectibility of Accounts Receivable

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain allowances for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Further, we monitor current economic trends that might impact the level of credit losses in the future. Since we cannot predict with certainty future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. Additional allowances may be required if the economy or the financial condition of our customers deteriorates. If we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which we made such a determination. As of January 2, 2005, December 31, 2003 and December 31, 2002, the allowance for uncollectible accounts receivable was $3.3 million, $4.8 million and $5.7 million, respectively.

Income Tax Assets and Liabilities

We record an income tax valuation allowance when it is more likely than not that certain deferred tax assets will not be realized. These deferred tax items represent expenses or operating losses recognized for financial reporting purposes, which will result in tax deductions over varying future periods. The judgments, assumptions and estimates that may affect the amount of the valuation allowance include estimates of future taxable income, availability of capital gains in future periods, timing or amount of future reversals of existing deferred tax liabilities and other tax planning strategies that may be available to us.

We record an estimated tax liability or tax benefit for income and other taxes based on what we determine will likely be paid in the various tax jurisdictions in which we operate. We use our best judgment in the determination of these amounts. However, the liabilities ultimately realized and paid are dependent upon various matters, including resolution of tax audits, and may differ from amounts recorded. An adjustment to the estimated liability would be recorded as a provision or benefit to income tax expense in the period in which it becomes probable that the amount of the actual liability differs from the recorded amount.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) will require us to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. The provisions of SFAS 123(R) are effective for the first interim or annual reporting period that begins after June 15, 2005; therefore, we will adopt the new requirements no later than the beginning of our third quarter of fiscal 2005. Adoption of the expensing requirements may reduce our reported earnings. Management is currently evaluating the specific impacts of adoption, which include whether we should adopt the requirements on a retrospective basis and which valuation model is most appropriate.

Effective January 1, 2003, Old COMSYS adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, which required that all gains and losses from extinguishment of debt be reported as an extraordinary item. Accordingly, under SFAS No. 145, such gains and losses are generally included in operating income and not reflected as an extraordinary item.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify financial instruments that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Old COMSYS adopted SFAS 150 on July 1, 2003. Upon the adoption, Old COMSYS’ mandatorily redeemable preferred stock and accrued dividends of $337.7 million (see Note 11 to our audited financial statements) and 3,410,775 shares of common stock ($1.4 million), which were subject to repurchase by Old COMSYS upon termination of employment of certain members of management, were reclassified to noncurrent liabilities. Stockholder notes receivable for the purchase of redeemable securities were reclassified from equity to noncurrent assets. Additionally, Old COMSYS reclassified $3.7 million of unamortized issuance costs associated with the mandatorily redeemable preferred stock, which was previously netted against the mandatorily redeemable preferred stock, to other assets. Effective July 1, 2003, Old COMSYS also began to recognize dividends declared and the amortization of the deferred issuance costs associated with the mandatorily redeemable preferred stock as interest expense.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Outstanding debt under our credit facility at January 2, 2005 was $140.1 million. Interest on borrowings under the facility is based on the prime rate or LIBOR plus a variable margin. Based on the outstanding balance at January 2, 2005, a change of 1% in the interest rate would cause a change in interest expense of approximately $1.4 million on an annual basis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements begin on page F-1 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Although there were no disagreements or reportable events that are required to be reported pursuant to Item 304(b) of Regulation S-K, during fiscal 2004 a change of accountants occurred, as we previously disclosed in our current report on Form 8-K filed with the SEC on October 27, 2004. We dismissed PricewaterhouseCoopers LLP as our independent registered public accounting firm on October 21, 2004, effective upon completion of services related to the review of the Company’s Form 10-Q for the quarter ended September 26, 2004. On October 21, 2004, we engaged Ernst & Young LLP as our new independent registered public accounting firm to audit the financial statements of the Company following the merger. These matters were approved by our audit committee. Prior to such engagement, Ernst & Young LLP served as the independent registered public accounting firm for Old COMSYS, which was deemed the accounting acquirer in the merger.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management has established and maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of January 2, 2005, our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Offer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Following the merger of Venturi and Old COMSYS on September 30, 2004, as part of our integration of the two businesses, we began the process of transitioning Old COMSYS’ back office information system to Venturi’s PeopleSoft system and consolidating Venturi’s disparate back office operations, including payroll, billing, accounts payable, collections and financial reporting, to Old COMSYS’ shared services center located in Phoenix, Arizona. Other than these changes, there has been no change in our internal control over financial reporting during the quarter ended January 2, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to our code of ethics, compliance with Section 16(a) of the Exchange Act and the directors and nominees for election to our board is incorporated herein by reference to the sections entitled “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics,” “Board of Directors Information” and “Election of Directors and Director Biographies” in our Proxy Statement for our 2005 Annual Stockholders’ Meeting, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Information regarding our executive officers is contained in this report in Part I, Item 1 “Business—Executive Officers.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section entitled “Executive Compensation” in our Proxy Statement for our 2005 Annual Stockholders’ Meeting, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation—Compensation Tables—Equity Compensation Plan Information” and “Executive Compensation—Stock Ownership” in our Proxy Statement for our 2005 Annual Stockholders’ Meeting, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement for our 2005 Annual Stockholders’ Meeting, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference to the section entitled “Proposal to Ratify the Appointment of Our Independent Auditors” in our Proxy Statement for our 2005 Annual Stockholders’ Meeting, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements. See Index to Consolidated Financial Statements immediately following the signature page of this report.

2.	Financial Statement Schedules. The following financial statement schedule is filed as part of this report:

Schedule II — Valuation and Qualifying Accounts and Reserves.

All other schedules have been omitted because the information is insignificant or inapplicable.

3.	Exhibits. Each exhibit identified below is filed as part of this report. Exhibits designated with an “*” are filed as an exhibit to this Annual Report on Form 10-K. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of July 19, 2004, among the Company, Venturi Technology Partners, LLC, VTP, Inc., COMSYS Information Technology Services, Inc., COMSYS Holding, Inc. and certain COMSYS Holding stockholders named therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 21, 2004).

2.2	Amendment No. 1 to Agreement and Plan of Merger dated as of September 3, 2004, among the Company, Venturi Technology Partners, LLC, VTP, Inc., COMSYS Information Technology Services, Inc., COMSYS Holding, Inc. and certain COMSYS Holding stockholders named therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on September 10, 2004).

2.3	Stock Purchase Agreement dated as of July 19, 2004, among the Company, PFI Corp. and Compass CS, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the SEC on July 21, 2004).

2.4*	Amendment to Stock Purchase Agreement dated as of March 28, 2005, among the Company, PFI Corp. and CBS Personnel Holdings, Inc. (formerly known as Compass CS, Inc.).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 4, 2004).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 4, 2004).

4.1	Registration Rights Agreement, dated as of September 30, 2004, by and among the Company and the stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A/A filed with the SEC on November 2, 2004).

4.2	Amended and Restated Registration Rights Agreement dated as of September 30, 2004, by and among the Registrant and the stockholders party thereto (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A filed with the SEC on November 2, 2004).

4.3	Voting Agreement dated as of September 30, 2004, by and among the Registrant and the stockholders party thereto (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2004).

4.4	Voting Agreement dated as of September 30, 2004, between the Registrant and MatlinPatterson Global Opportunities Partners, L.P. (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2004).

4.5**	Common Stock Purchase Warrant dated as of April 14, 2003, issued by the Company in favor of BNP Paribas (incorporated by reference to Exhibit 99.16 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2003).

Exhibit Number	Description
4.6*	Specimen Certificate for Shares of Common Stock.

10.1	Credit Agreement dated as of September 30, 2004, among COMSYS Services LLC, Venturi Technology Partners, LLC, COMSYS Information Technology Services, Inc., COMSYS IT Partners, Inc., PFI Corp., COMSYS Holding, Inc., Merrill Lynch Capital, as Administrative Agent, ING Capital LLC, as Documentation Agent, GMAC Commercial Finance LLC, as Syndication Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 6, 2004).

10.2*	First Amendment to Credit Agreement dated as of October 27, 2004, among COMSYS Services LLC, Venturi Technology Partners, LLC, COMSYS Information Technology Services, Inc., COMSYS IT Partners, Inc., PFI Corp., COMSYS Holding, Inc., Merrill Lynch Capital, as Administrative Agent, and the lenders from time to time party thereto.

10.3*	Consent and Second Amendment to Credit Agreement dated as of January 1, 2005, among COMSYS Services LLC, COMSYS Information Technology Services, Inc., COMSYS IT Partners, Inc., PFI Corp., Merrill Lynch Capital, as Administrative Agent, ING Capital LLC, as Documentation Agent, GMAC Commercial Finance LLC, as Syndication Agent, and the lenders from time to time party thereto.

10.4	Holdings Guaranty dated as of September 30, 2004, by COMSYS Holding, Inc., COMSYS IT Partners, Inc. and PFI Corp. in favor of Merrill Lynch Capital in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 6, 2004).

10.5	Term Loan Credit Agreement dated as of September 30, 2004, among COMSYS Services LLC, Venturi Technology Partners, LLC, COMSYS Information Technology Services, Inc., COMSYS IT Partners, Inc., PFI Corp., COMSYS Holding, Inc., Merrill Lynch Capital, as Administrative Agent, Heritage Bank, SSB, as Collateral Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 6, 2004).

10.6*	Consent and First Amendment to Term Loan Credit Agreement dated as of January 1, 2005, among COMSYS Services LLC, COMSYS Information Technology Services, Inc., COMSYS IT Partners, Inc., PFI Corp., Merrill Lynch Capital, as Administrative Agent, Heritage Bank, SSB, as Collateral Agent, and the lenders from time to time party thereto.

10.7	Holdings Guaranty dated as of September 30, 2004, by COMSYS Holding, Inc., COMSYS IT Partners, Inc. and PFI Corp. in favor of Heritage Bank, SSB in its capacity as Collateral Agent and Merrill Lynch Capital in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on October 6, 2004).

10.8+	2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on November 9, 2004).

10.9+	2003 Equity Incentive Plan (incorporated by reference to Annex C to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on June 24, 2003).

10.10*+	Old COMSYS 2004 Management Incentive Plan.

10.11+	Separation Agreement dated September 1, 2004, between Venturi Partners, Inc. and Ken R. Bramlett, Jr. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2004).

10.12+	Separation Agreement dated September 1, 2004, between Venturi Partners, Inc. and James C. Hunt (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2004).

Exhibit Number	Description
10.13+	Separation Agreement dated September 1, 2004, between Venturi Partners, Inc. and Larry L. Enterline (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2004).

10.14*+	Separation Agreement dated January 24, 2005, between the Company and Tom Stafford.

10.15*+	Amended and Restated Employment Agreement dated December 30, 2003, between COMSYS Information Technology Services, Inc. and Michael T. Willis.

10.16*+	Employment Agreement dated May 1, 2001, between COMSYS Information Technology Services, Inc. and Joseph C. Tusa, Jr.

10.17*+	Employment Agreement dated May 2, 2001, between COMSYS Information Technology Services, Inc. and Margaret G. Reed.

10.18*+	First Amendment to Employment Agreement dated March 2, 2004, between COMSYS Information Technology Services, Inc. and Margaret G. Reed.

10.19*+	Employment Agreement dated July 16, 2004, between COMSYS Information Technology Services, Inc. and David L. Kerr.

10.20+	Employment Agreement dated April 14, 2003, between Personnel Group of America, Inc. and Michael H. Barker (incorporated by reference to Exhibit 99.12 to the Current Report on Form 8-K filed with the SEC on April 25, 2003).

10.21*+	Amendment to Employment Agreement dated October 1, 2004, between the Company and Michael H. Barker.

21.1*	List of Significant Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.
**	This exhibit is substantially identical to Common Stock Purchase Warrants issued by the Company on the same date to each of Bank of America, N.A. and Bank One, N.A., and to Common Stock Purchase Warrants, reflecting a transfer of a portion of such Common Stock Purchase Warrants, issued by the Company (i) as of the same date to each of Inland Partners, L.P., Links Partners L.P., MatlinPatterson Global Opportunities Partners L.P. and R2 Investments, LDC and (ii) on August 6, 2003 to Mellon HBV SPV LLC.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2005

COMSYS IT PARTNERS, INC.

By:	/s/ JOSEPH C. TUSA, JR.
Name:	Joseph C. Tusa, Jr.
Title:	Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY

The undersigned directors and officers of COMSYS IT Partners, Inc. hereby constitute and appoint David L. Kerr, Margaret G. Reed and Joseph C. Tusa, Jr., and each of them, with the power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact and agents with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorneys-in-fact, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities indicated on March 31, 2005:

Signature	Title

/s/ MICHAEL T. WILLIS Michael T. Willis	Chairman of the Board, Chief Executive Officer and President (principal executive officer)

/s/ JOSEPH C. TUSA, JR. Joseph C. Tusa, Jr.	Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ LARRY L. ENTERLINE Larry L. Enterline	Director

/s/ FREDERICK W. EUBANK II Frederick W. Eubank II	Director

/s/ TED A. GARDNER Ted A. Gardner	Director

/s/ VICTOR E. MANDEL Victor E. Mandel	Director

/s/ KEVIN M. MCNAMARA Kevin M. McNamara	Director

/s/ CHRISTOPHER R. PECHOCK Christopher R. Pechock	Director

/s/ ARTHUR C. ROSELLE Arthur C. Roselle	Director

/s/ ELIAS J. SABO Elias J. Sabo	Director

S-1

Schedule II

COMSYS IT Partners, Inc. and Subsidiaries

Valuation and Qualifying Accounts and Reserves

		Additions
	Balance at beginning of period	Charged to costs and expenses	Other(1)	Deductions	Balance at end of period
Accounts receivable:
December 31, 2002	$6,821	$4,876	$—	$(5,964)	$5,733
December 31, 2003	5,733	(182)	—	(796)	4,755
January 2, 2005	4,755	(1,295)	1,805	(2,070)	3,195

(1)	Additions from acquisition.

I NDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

COMSYS IT Partners, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of COMSYS IT Partners, Inc. and Subsidiaries as of January 2, 2005 and December 31, 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended January 2, 2005. Our audits also included the financial statement schedule listed in the index in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of COMSYS IT Partners, Inc. and Subsidiaries at January 2, 2005 and December 31, 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 2, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

As discussed in Note 1 and Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 150 in 2003 and Statement of Financial Accounting Standard No. 142 in 2002.

/s/ ERNST & YOUNG LLP

Houston, Texas

March 22, 2005

COMSYS IT Partners, Inc. and Subsidiaries

Consolidated Balance Sheet

	January 2, 2005	December 31, 2003
	(In thousands, except shares and par value)
Assets
Current assets:
Cash	$—	$—
Accounts receivable, net of allowance of $3,195 and $4,755, respectively	131,445	61,780
Restricted cash	2,500	—
Loan to officer	—	1,087
Prepaid expenses and other	6,858	2,627

Total current assets	140,803	65,494

Fixed assets, net	14,076	10,572
Goodwill	153,677	69,683
Other intangible assets, net	7,137	10,945
Deferred financing costs, net	5,207	5,012
Notes receivable from stockholders	—	5,051
Option to purchase real property from officer	—	1,000
Other	601	362

Total assets	$321,501	$168,119

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$62,938	$36,605
Payroll and related taxes	35,405	13,852
Other	14,510	4,380
Interest payable	1,363	14,035
Current maturities of long-term debt	7,500	46,910

Total current liabilities	121,716	115,782

Senior credit facility	62,623	—
Second lien term loan	70,000	—
Senior subordinated debt	—	64,796
Mandatorily redeemable preferred stock	23,314	357,976
Redeemable common stock, 341 shares in 2003	—	1,364
Warrant liability	—	1,381
Other noncurrent liabilities	7,823	—

Total liabilities	285,476	541,299

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, par value $.01; 95,000,000 shares authorized and 15,515,155 shares outstanding in 2004; 3,500 shares authorized and 2,093 shares outstanding in 2003	155	—
Common stock in treasury, at cost – 4 shares in 2003	—	(16)
Common stock warrant	5,361	—
Deferred stock compensation	(3,499)	—
Additional paid-in capital	168,242	—
Accumulated deficit	(134,234)	(373,164)

Total stockholders’ equity (deficit)	36,025	(373,180)

Total liabilities and stockholders’ equity (deficit)	$321,501	$168,119

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended
	January 2, 2005	December 31, 2003	December 31, 2002
	(In thousands, except per share data)
Revenues from services	$437,013	$332,850	$386,947
Cost of services	331,474	251,501	292,266

Gross profit	105,539	81,349	94,681

Operating costs and expenses:
Selling, general and administrative	79,378	63,881	69,858
Restructuring and integration costs	10,322	854	875
Stock based compensation	6,998	—	—
Goodwill impairment loss	—	—	11,200
Depreciation and amortization	14,564	15,870	14,580

	111,262	80,605	96,513

Operating income (loss)	(5,723)	744	(1,832)
Interest expense	50,823	37,196	14,557
Loss on early extinguishment of debt	2,986	—	—
Other expenses, net	1,025	38	77

Loss before income taxes and cumulative effect of a change in accounting principle	(60,557)	(36,490)	(16,466)
Income tax (benefit) expense	(5,402)	760	—

Loss before cumulative effect of a change in accounting principle	(55,155)	(37,250)	(16,466)
Cumulative effect of a change in accounting principle to adopt SFAS No. 142, net of tax benefit of $-0-	—	—	(141,500)

Net loss	(55,155)	(37,250)	(157,966)

Preferred stock dividends and accretion	—	(19,240)	(34,737)

Net loss attributable to common shareholders	$(55,155)	$(56,490)	$(192,703)

Basic and diluted loss per common share:
Loss before cumulative effect of a change in accounting principle	$(14.20)	$(23,153.48)	$(20,983.30)
Cumulative effect of a change in accounting principle	—	—	(57,991.80)

Net loss	$(14.20)	$(23,153.48)	$(78,975.10)

Weighted average basic and diluted common shares outstanding	3,884	2.4	2.4

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock	Treasury Stock	Common Stock Warrant	Additional Paid-in Capital	Stockholders’ Notes Receivable	Deferred Stock Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	(in thousands)
Balance, December 31, 2001	$—	$(16)	$—	$—	$(1,628)	$—	$(122,606)	$(124,250)
Redemption of 3 shares of common stock	—	—	—	—	—	—	(12)	(12)
Advances to employee shareholders	—	—	—	—	(1,884)	—	—	(1,884)
Interest on shareholder notes receivable	—	—	—	—	(137)	—	—	(137)
Preferred stock dividends	—	—	—	—	—	—	(34,242)	(34,242)
Accretion of preferred stock discount and costs	—	—	—	—	—	—	(495)	(495)
Net loss	—	—	—	—	—	—	(157,966)	(157,966)

Balance, December 31, 2002	—	(16)	—	—	(3,649)		(315,321)	(318,986)
Redemption of 6 shares of common stock	—	—	—	—	20	—	(20)	—
Redemption of 65 shares of Class A-1 Preferred Stock	—	—	—	—	62	—	31	93
Advances to employee shareholders	—	—	—	—	(1,257)	—	—	(1,257)
Interest on shareholder notes receivable	—	—	—	—	(227)	—	—	(227)
Preferred stock dividends	—	—	—	—	—	—	(18,991)	(18,991)
Reclass redeemable common stock to liabilities upon adoption of SFAS No. 150	—	—	—	—	—	—	(1,364)	(1,364)
Reclass stockholders’ notes receivable associated with mandatorily redeemable preferred and common stock upon adoption of SFAS No. 150	—	—	—	—	5,051	—	—	5,051
Accretion of preferred stock discount and costs	—	—	—	—	—	—	(249)	(249)
Net loss	—	—	—	—	—	—	(37,250)	(37,250)

Balance, December 31, 2003	—	(16)	—	—	—	—	(373,164)	(373,180)
Redemption of 2,093 shares of COMSYS Holding, Inc. common stock in the merger	—	16	—	—	—	—	(16)	—
Redemption of mandatorily redeemable preferred stock in the merger	—	—	—	—	—	—	294,101	294,101
Acquisition of 6,089,938 shares of Venturi Partners, Inc. common stock and warrant outstanding at the merger date	61	—	5,361	68,146	—	—	—	73,568
Issuance of 9,372,317 shares of COMSYS IT Partners, Inc. common stock in the merger	94	—	—	99,628	—	(10,497)	—	89,225
Amortization of deferred stock compensation	—	—	—	—	—	6,998	—	6,998
Options exercised for 52,900 shares of common stock	—	—	—	468	—	—	—	468
Net loss	—	—	—	—	—	—	(55,155)	(55,155)

Balance, January 2, 2005	$155	$—	$5,361	$168,242	$—	$(3,499)	$(134,234)	$36,025

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

	Year ended
	January 2, 2005	December 31, 2003	December 31, 2002
	(In thousands)
Cash flows from operating activities
Net loss	$(55,155)	$(37,250)	$(157,966)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,564	15,870	14,580
Provision for doubtful accounts	(1,295)	(182)	4,876
Stock compensation	6,998	—	—
Goodwill impairment losses	—	—	152,700
Deferred income taxes	—	760	—
Loss on asset disposal	1,181	206	36
Amortization of deferred financing costs	1,722	1,791	1,343
Noncash interest expense, net	33,787	21,547	574
Loss on early extinguishment of debt	2,986	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(13,587)	(4,390)	28,130
Prepaid expenses and other	(1,381)	(194)	(227)
Other assets	—	—	86
Accounts payable	15,789	17,054	6,309
Payroll and related taxes	320	(626)	(4,044)
Other	(20,306)	6,865	2,844

Net cash provided by (used in) operating activities	(14,377)	21,451	49,241

Cash flows from investing activities
Capital expenditures	(2,131)	(2,758)	(4,382)
Cash paid for acquisitions	(1,076)	—	—
Cash paid for contract costs	—	(500)	(1,500)
Cash paid for other noncurrent assets	(676)	(67)	(1,086)

Net cash used in investing activities	(3,883)	(3,325)	(6,968)

Cash flows from financing activities
Proceeds from long-term debt	428,731	156,600	105,537
Repayments of long-term debt	(401,814)	(187,069)	(131,351)
Redemption of preferred stock	(1,210)	—	(195)
Redemption of common stock	—	—	(12)
Exercise of stock options	468	—	—
Advances to stockholders	(1,063)	(1,257)	(1,884)
Cash paid for financing costs	(6,852)	(648)	(120)

Net cash provided by (used in) financing activities	18,260	(32,374)	(28,025)

Net increase (decrease) in cash	—	(14,248)	14,248
Cash, beginning of period	—	14,248	—

Cash, end of period	$—	$—	$14,248

Supplemental cash flow information
Interest paid	$26,049	$4,935	$8,166
Federal income tax refund received	5,402	—	—

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

1.	Description of Business

COMSYS Holding, Inc. (“COMSYS Holding”) was formed on August 31, 1999 in order to acquire, develop and maintain existing companies that provide a full spectrum of information technology services, including specialized staffing, project management and project outsourcing. Services include software testing, application implementation, vendor management and specialized telecommunications services.

On September 30, 1999, COMSYS Holding acquired COMSYS Information Technology Services, Inc. (“COMSYS ITS”), formerly Metamor Information Technology Services, Inc. (“MITS”), from Metamor Worldwide, Inc. by purchasing all of the outstanding common stock of MITS. The business combination was accounted for as a purchase. COMSYS ITS and its predecessor companies have been providing IT staffing services for over 30 years.

On September 30, 2004, COMSYS Holding completed a merger transaction with Venturi Partners, Inc. (“Venturi”), a publicly-held IT and commercial staffing company, whereby COMSYS Holding merged with a subsidiary of Venturi (the “merger”). Venturi changed its name to COMSYS IT Partners, Inc. and issued new shares of its common stock to stockholders of COMSYS Holding, resulting in former COMSYS Holding stockholders owning approximately 55.4% of Venturi’s outstanding common stock on a fully diluted basis (see Note 3). Also on September 30, 2004, Venturi sold its commercial staffing business.

Accounting principles generally accepted in the United States of America require that one of the two companies in the transaction be designated as the acquirer for accounting purposes. Because former COMSYS Holding stockholders now own a majority of the outstanding common stock as a result of the merger, COMSYS Holding is deemed the acquiring company for accounting and financial reporting purposes. A majority of the initial board of directors of the Company are COMSYS Holding designees and most members of management are former COMSYS Holding employees. References to “COMSYS” or the “Company” refer to COMSYS Holding and its consolidated subsidiaries prior to the merger and to COMSYS IT Partners, Inc. and its consolidated subsidiaries after the merger.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements present on a consolidated basis the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

The financial results included in this report include only the historical results of COMSYS Holding through September 30, 2004. Financial results for the period from October 1, 2004 through our 2004 fiscal year-end include the combined operations of COMSYS Holding and Venturi. Beginning in 2004, the Company’s fiscal year ends on the Sunday closest to December 31st. Therefore, for accounting purposes the Company’s 2004 fiscal year ended on January 2, 2005. The Company’s fiscal years ended January 2, 2005, December 31, 2003 and December 31, 2002 are referred to in these financial statements as fiscal years 2004, 2003 and 2002, respectively.

All references to common stock, share and per share amounts have been retroactively restated to reflect the exchange ratio of .0001 of a share of COMSYS common stock for each share of Old COMSYS common stock outstanding immediately prior to the merger as if the exchange had taken place as of the beginning of the earliest period presented.

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Fixed Assets

Fixed assets are recorded at cost and consist of the following:

	January 2, 2005	December 31, 2003
	(In thousands)
Computer hardware and software	$47,061	$23,882
Furniture and equipment	7,287	6,925
Leasehold improvements	2,139	2,112

	56,487	32,919
Less accumulated depreciation and amortization	42,411	22,347

Fixed assets, net	$14,076	$10,572

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which range from three to seven years. Amortization of leasehold improvements is computed on a straight-line basis over the useful life of the asset or lease term, whichever is shorter. Depreciation and amortization expense related to fixed assets amounted to $4.3 million, $3.7 million and $2.9 million in 2004, 2003 and 2002, respectively.

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies and, through December 31, 2001, had been amortized on a straight-line basis over the expected period to be benefited of ten years. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and, as a result, goodwill is no longer amortized but is tested for impairment.

Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired (see Note 4).

The Company’s intangible assets represent contract costs and a customer base and are amortized over the respective contract terms or estimated life of the customer base, ranging from two to five years.

Long-Lived Assets

In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, the Company evaluates the recoverability and estimated useful lives of such assets. The estimated future undiscounted cash flows associated with the assets are compared to the assets’ carrying amount to determine if a write-down to market is necessary. The Company believes all long-lived assets are fully realizable as of January 2, 2005.

Deferred Financing Costs

Deferred financing costs include costs incurred in connection with the issuance of the Company’s long-term debt and mandatorily redeemable preferred stock. These costs are capitalized and amortized on the effective interest method over the terms of the related debt or preferred stock. Amortization expense was $1.7 million, $1.8 million and $1.3 million in fiscal 2004, 2003 and 2002, respectively.

Revenue Recognition

Revenues under time-and-materials contracts are recorded at the time services are performed. Revenue from fixed-price contracts is recognized using the proportional performance method based on the ratio of time incurred to total estimated time to complete the project. Provisions for estimated losses on incomplete contracts are made on a contract-by-contract basis and are recorded in the period the losses are determinable.

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Revenues from vendor management services are net of the related pass-through labor costs. Revenues are also net of payrolling activity. “Payrolling” is defined as a situation in which we accept a client-identified IT consultant for payroll processing in exchange for a fee. Revenue generated by payrollees is recorded net of labor costs. Permanent placement fee revenues are recorded when employment candidates accept offers of permanent employment.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company reviews a customer’s credit history before extending credit. The Company establishes an allowance for doubtful accounts and notes based upon factors surrounding the credit risk of specified customers, historical trends and other information. The Company has demonstrated the ability to make reasonable and reliable estimates; however, if the financial condition of the Company’s customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Stock Compensation

The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, which does not provide for compensation expense on the issuance of stock options if the option terms are fixed and the exercise price equals or exceeds the fair value of the underlying stock on the grant date.

As required by SFAS No. 123, Accounting for Stock Based Compensation, the Company has determined the pro forma information as if the Company had accounted for stock options and restricted stock granted under the fair value method of SFAS No. 123. In 2002 and 2003, the minimum value option pricing model was used with the following weighted-average assumptions: risk-free interest rates from 4% to 6%; dividend yield of 0%; and a weighted average expected life of five years. The weighted average fair value of options granted with a $2.00 exercise price was $0.00 per share. In the merger, effective September 30, 2004, each outstanding option under the 1999 Plan became exercisable for 0.0001 of a share of Venturi (now COMSYS) common stock.

As of January 2, 2005, there were 1,031,345 options outstanding to purchase COMSYS stock under the Company’s various stock incentive plans (Note 14) with a fair value of approximately $5.8 million. Additionally, there are 1,405,844 restricted common shares outstanding that vest automatically on specified dates or based on performance (see Note 11) with a fair value of $12.0 million. The Company determined the fair value of these shares using the Black-Scholes option pricing model based on the following weighted average assumptions: risk-free interest rate of 3.375%; dividend yield of 0%; expected volatility of 81.5%; and a weighted average expected life of five years.

Had compensation expense been determined consistent with the fair value method, utilizing the assumptions set forth above and amortized over the vesting period, the Company’s pro forma net loss for fiscal years 2004, 2003 and 2002 would have been as follows:

	2004	2003	2002
	(In thousands, except per share data)
Net loss attributable to common stockholders as reported	$(55,155)	$(56,490)	$(192,703)
Add stock compensation included in reported net loss	6,998	—	—
Deduct stock compensation determined under fair value based method for all awards	(4,139)	—	—
Tax effect	—	—	—

Pro forma net loss attributable to common stockholders	$(51,016)	$(56,490)	$(192,703)

Basic and diluted loss per share, as reported	$(14.20)	$(23,153.48)	$(78,975.10)
Pro forma net loss per share, basic and diluted	(13.13)	(23,153.48)	(78,975.10)

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that would occur if options or other contracts to issue common stock were exercised or converted into common stock.

Weighted average shares outstanding used in computing the Company’s loss per share for 2004, 2003 and 2002 assumes that shares of COMSYS common stock outstanding at the merger date, including shares issued in the merger, were outstanding at the beginning of each period presented. The impact of outstanding and exercisable stock options and warrants to purchase 1,404,323 shares of COMSYS common stock are excluded from the computation of diluted loss per share because their effect is anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123 (R)”), which amends SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed. However, there are revisions to the accounting guidelines established, such as accounting for forfeitures, that will change accounting for stock-based awards in the future.

SFAS No. 123 (R) must be adopted in the first interim or annual period beginning after June 15, 2005; therefore, COMSYS will adopt the new requirements no later than the beginning of its 2005 fiscal third quarter. The statement allows companies to adopt its provisions using either of the following transition alternatives:

(i)	The modified prospective method, which results in the recognition of compensation expense using SFAS No. 123 (R) for all share-based awards granted after the effective date and the recognition of compensation expense using SFAS No. 123 for all previously granted share-based awards that remain unvested at the effective date; or

(ii)	The modified retrospective method, which results in applying the modified prospective method and restating prior periods by recognizing the financial statement impact of share-based payments in a manner consistent with the pro forma disclosure requirements of SFAS No. 123. The modified retrospective method may be applied to all prior periods presented or previously reported interim periods of the year of adoption.

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

COMSYS currently accounts for share-based payments to its employees using the intrinsic value method, and therefore the Company’s results of operations have not included the recognition of compensation expense for the issuance of stock options. Adoption of SFAS No. 123 (R) will reduce the Company’s reported earnings. Management is currently evaluating the specific impacts of adoption, including whether to adopt the requirements on a prospective or retrospective basis and which valuation model is most appropriate.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify financial instruments that are within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003. Upon the adoption, the Company’s mandatorily redeemable preferred stock and accrued dividends of $337.7 million (see Note 11) and $1.4 million of common stock (3,410,775 shares) (see Note 10), which are subject to repurchase by the Company upon termination of employment of certain members of management, were reclassified to noncurrent liabilities. Stockholder notes receivable for the purchase of redeemable securities were reclassified from equity to noncurrent assets. Additionally, the Company reclassified $3.7 million of unamortized issuance cost associated with the mandatorily redeemable preferred stock, which was previously netted against the mandatorily redeemable preferred stock, to other assets. Effective July 1, 2003, the Company also began to recognize dividends declared and the amortization of the deferred issuance costs associated with the mandatorily redeemable preferred stock as interest expense, which amounted to $33.6 million in 2004 and $20.6 million in 2003.

3.	Merger with Venturi

On September 30, 2004, COMSYS Holding and Venturi merged in a stock-for-stock exchange intended to qualify as a tax-free reorganization under the Internal Revenue Code. The merged companies operate under the COMSYS name and offer IT staffing, vendor management services, project solutions and permanent recruiting and placement of IT professionals. In connection with the merger, on September 30, 2004, Venturi also sold its commercial staffing (i.e. non-IT) business for $30.3 million in cash and the assumption of approximately $700,000 in liabilities.

COMSYS management believes that the combination of COMSYS Holding and Venturi creates a leading national information technology services company that is capable of creating more stockholder value than either of the companies could achieve on its own. The Company believes that the combined company will achieve cost savings by reducing corporate overhead and other expenses. COMSYS also believes that the combined company will enjoy the benefits of a broader geographic footprint, will be positioned to secure and expand relationships with Fortune 500 clients and will expand the range of technology service offerings that will make COMSYS more competitive.

In the merger, COMSYS Holding’s stockholders exchanged their shares of COMSYS Holding common stock for a total of 9,184,761 newly issued shares of COMSYS common stock. An additional 187,556 shares are being held in escrow pending the final determination of certain state tax and unclaimed property assessments. As a result of the merger, former COMSYS Holding stockholders now hold approximately 55.4% of the total outstanding COMSYS common stock on a fully diluted basis. The merger is being accounted for as a purchase with COMSYS Holding designated as the acquiring company. The purchase price was approximately $68.2 million, which was determined based on the average market price of Venturi shares over the five consecutive trading days ended July 19, 2004, the date the terms of the merger were agreed to and announced.

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company used a discounted cash flow analysis to value the customer base intangible asset. The purchase price allocation is subject to finalization.

Cash (in thousands)	$1,819
Accounts receivable, net	50,189
Prepaid expenses and other	5,329
Fixed assets, net	5,907
Other noncurrent assets	337
Customer base intangible	6,407
Goodwill	83,994

Total assets acquired	153,982

Accounts payable	10,543
Other current liabilities	42,400
Mandatorily redeemable preferred stock	22,471
Other noncurrent liabilities	5,000

Total liabilities assumed	80,414

Net assets acquired	73,568
Less value of Venturi outstanding warrants	(5,361)

Total purchase price paid in stock	$68,207

The customer base intangible asset will be amortized on a straight-line basis over five years. Goodwill acquired in the merger is not amortized and is not deductible for tax purposes.

Simultaneous with the merger, COMSYS received a fully underwritten loan commitment of $185 million from Merrill Lynch Capital, as more fully described in Note 6. Proceeds of this financing, together with the proceeds from the sale of Venturi’s commercial staffing business and the issuance of approximately $22.4 million of mandatorily redeemable preferred stock, were used to pay off approximately $150 million of funded debt of the combined companies, fund certain post-merger restructuring and transition costs and provide working capital for ongoing operational needs.

The following table sets forth the unaudited pro forma results of COMSYS as if the merger and the sale of the Venturi commercial staffing business had taken place on the first day of the period presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

	2004	2003
	(In thousands, except per share data)
Revenues	$639,387	$577,169
Loss from operations	(6,948)	(7,163)
Income (loss) before income taxes	(26,096)	60,832
Net income (loss)	(20,694)	75,640
Basic and diluted income (loss) per common share	$(1.35)	$4.76
Weighted average shares—basic and diluted	15,276	15,275

The adjustments included in the above pro forma financial information are comprised primarily of: (i) an increase in depreciation and amortization expense resulting from the customer base intangible; (ii) a decrease in

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

stock compensation expense resulting from the conversion of COMSYS Holding Class D preferred shares into shares of COMSYS common stock (Note 11); (iii) a decrease in interest expense resulting from the redemption of COMSYS Holding’s mandatorily redeemable preferred stock; and (iv) a decrease in loss on early extinguishment of debt (Note 6). Income before income taxes and net income for 2003 include an $83.0 million gain recorded by Venturi related to their comprehensive financial restructuring.

4.	Restructuring and Other Charges

In 2001, the Company initiated plans to reduce operating expenses and restructure its management team. The announced restructurings included the closing of one of its accounting centers and reduction of approximately 95 management and staff positions. The restructuring charges totaled $3.4 million, which consisted of approximately $860,000 for office closures and $2.5 million for severance payments.

In January 2002, the Company announced an additional restructuring of its management team. The plan resulted in the termination of 26 members of management and other employees. The Company recorded a restructuring charge of $875,000 for severance payments.

The Company reduced its workforce again in August 2003 with a plan that resulted in the termination of 17 members of management and staff. The Company recorded a restructuring charge of $854,000 for severance payments.

In connection with the merger in 2004, the Company recorded reserves amounting to $17.2 million for severance payouts and the costs to exit duplicate office space. Of this amount, $12.5 million was related to the termination of Venturi employees and leases and was included in the purchase price allocation in accordance with EITF 95-3, and $4.7 million related primarily to COMSYS Holding terminated employees and leases was charged to integration and restructuring expense. Shortly after the merger, approximately 185 employees of the two companies were notified that their positions were being eliminated as the overhead structures of the companies were combined.

Following is a summary of the liability for integration and restructuring costs for the three years in the period ended January 2, 2005 (in thousands):

	Employee severance	Lease costs	Professional fees	Total
Balance at December 31, 2001	$1,160	$414	$—	$1,574
Charges	875	—	—	875
Cash payments	(1,928)	(103)	—	(2,031)
Noncash activity	—	(311)	—	(311)

Balance, December 31, 2002	107	—	—	107
Charges	854	—	—	854
Cash payments	(601)	—	—	(601)

Balance, December 31, 2003	360	—	—	360
Purchase price allocation	4,126	5,973	1,782	11,881
Charges	1,838	2,819	70	4,727
Cash payments	(4,205)	(806)	(1,804)	(6,815)

Balance, January 2, 2005	$2,119	$7,986	$48	$10,153

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Of the remaining balance at January 2, 2005, COMSYS expects to pay approximately $4.0 million in fiscal 2005 and the balance, which consists primarily of lease payments, over the following ten years.

5.	Goodwill and Other Intangible Assets

Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 made significant changes to the methods and criteria used to amortize goodwill and intangible assets. Under SFAS No. 142, goodwill and certain intangibles with indefinite lives are not amortized but instead are reviewed for impairment at least annually. Remaining intangibles with finite useful lives continue to be amortized.

In accordance with SFAS No. 142, the Company’s assembled workforce intangible in the amount of $8.8 million was combined with goodwill in the consolidated balance sheet effective January 1, 2002.

Upon adopting SFAS No. 142, the Company performed an initial test of impairment on goodwill effective January 1, 2002. The Company determined that it had only one reporting unit. The fair value of the reporting unit was based on a combination of discounted cash flow and multiple of earnings approaches. As a result of the initial impairment test, the Company recorded an impairment loss amounting to $141.5 million. This loss is presented as the cumulative effect of a change in accounting principle in the accompanying 2002 consolidated statement of operations.

The Company’s operating profits and cash flows were lower than expected in the second half of 2002 due to the continued economic downturn in the United States, which caused many of the Company’s clients to postpone IT initiatives. The Company revised its earnings forecast for the subsequent five years based on then-current trends and, as such, an additional goodwill impairment loss of $11.2 million was recorded in the fourth quarter of 2002. This impairment loss is presented in the 2002 consolidated statement of operations as a charge to income from operations.

The change in the carrying value of goodwill during fiscal years 2004 and 2002 are set forth below (in thousands). There was no change in 2003.

Balance as of December 31, 2001	$213,583
Reclassification of assembled workforce intangible	8,800
Impairment losses	(152,700)

Balance as of December 31, 2002	$69,683

Balance as of December 31, 2003	$69,683
Goodwill acquired in the merger (Note 3)	83,994

Balance as of January 2, 2005	$153,677

Other Intangibles

The Company’s intangible assets other than goodwill consisted of the following as of January 2, 2005:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(In thousands)
Customer base	$15,407	$8,420	$6,987
Contract costs	2,000	1,916	84
Other	135	69	66

Total	$17,542	$10,450	$7,137

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

The decrease in the customer base asset and related accumulated amortization in 2004 is due to the write-off of fully amortized assets in the amount of $47.0 million.

The Company’s intangible assets other than goodwill consisted of the following as of December 31, 2003:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(In thousands)
Customer base	$56,000	$46,250	$9,750
Contract costs	2,000	905	1,095
Other	170	70	100

Total	$58,170	$47,225	$10,945

Aggregate amortization expense for intangibles other than goodwill amounted to $10.2 million in 2004, $12.1 million in 2003 and $11.6 million in 2002.

Estimated amortization expense for the five years subsequent to 2004 is as follows (in thousands):

2005	$2,331
2006	1,282
2007	1,282
2008	1,281
2009	961

6.	Long-Term Debt

Long-term debt consisted of the following:

	January 2, 2005	December 31, 2003
	(In thousands)
Debt outstanding under credit facilities:
Senior credit facility—revolver	$56,998	$39,317
Senior credit facility—first lien term loan	13,125
Second lien term loan	70,000	—
Senior subordinated debt	—	64,796
Interest deferred note	—	7,593

	140,123	111,706
Less current maturities	7,500	46,910

Long-term obligations, excluding current maturities	$132,623	$64,796

Credit Facilities

On September 30, 1999, the Company entered into a credit agreement that originally allowed the Company to borrow up to $145 million in the form of $105 million in revolving loans and a $40 million term loan payable in quarterly installments. At December 31, 2002, the Company was not in compliance with the maximum leverage ratio requirement and the covenant requiring a minimum level of earnings before interest, taxes,

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

depreciation and amortization (“EBITDA”). Effective June 24, 2003, the credit agreement was amended to modify the covenant requirements and the lenders’ commitment under the revolver was reduced from $105 million to $75 million. The Company paid an amendment fee of $255,000. Borrowings under the amended credit agreement bore interest at the bank’s base rate plus 1.00% to 2.50% or the London Interbank Offered Rate (“LIBOR”) plus 2.25% to 3.75%, depending on the leverage ratio of the Company.

On August 18, 2004, the Company entered into a credit facility with Merrill Lynch Capital and a syndicate of lenders that included up to $65 million in revolving loans and a $5 million term loan. The proceeds from this credit facility were used to repay in full the current maturities of long-term debt outstanding on that date, including borrowings under the prior credit facility and the Interest Deferred Note (defined below), and to pay $2.0 million of accrued interest payable on senior subordinated debt.

Effective September 30, 2004, in conjunction with the merger, COMSYS and its subsidiaries entered into a new senior credit facility with Merrill Lynch Capital and a syndicate of lenders (the “Senior Credit Agreement”) that replaced the agreement entered into on August 18, 2004. The Senior Credit Agreement provides for borrowings of up to $100 million under a revolving line of credit (the “Revolver”) and a $15 million term loan payable in eight quarterly installments (the “Senior Term Loan”). At the same time, COMSYS borrowed $70 million under a second lien term loan credit agreement (the “Second Lien Term Loan Credit Agreement”) with Merrill Lynch Capital, Heritage Bank, SSB and a syndicate of lenders (the “Second Lien Term Loan”). The total amount initially borrowed under these agreements was $135.2 million and was used as follows at the merger date (in thousands):

Repay borrowings under August 18, 2004 credit facility	$41,584
Repay senior subordinated notes and accrued interest	60,383
Repay balance of Venturi debt	26,476
Repay bank loan on behalf of executive officer (Note 15)	1,210
Fees and expenses	5,509

Use of funds	$135,162

Borrowings under the Revolver are limited to 85% of eligible accounts receivable, as defined, reduced by the amount of outstanding letters of credit and designated reserves. Interest on the Revolver and Senior Term Loan is based on LIBOR plus a margin, which on the Revolver is 2.25% or 2.50%, depending upon the Company’s ratio of total debt to adjusted EBITDA, as defined, and which is 3.00% for the Senior Term Loan. At our election, the interest on the Revolver and Senior Term Loan may be based on the prime rate plus a margin, which on the Revolver is 1.25% or 1.50% depending upon the Company’s ratio of total debt to adjusted EBITDA, and which is 2.00% for the Senior Term Loan. The borrowings under the Senior Credit Agreement are secured by pledge of the stock of the Company’s subsidiaries and a lien on the assets of the Company’s subsidiaries. The Senior Credit Agreement expires in September 2009.

At January 2, 2005, the Company had outstanding borrowings of $57.0 million under the Revolver at interest rates ranging from 4.81% to 6.75% per annum (5.01% weighted average). The principal balance of the Senior Term Loan was $13.1 million with tranches bearing interest rates ranging from 5.31% to 7.25% per annum (5.49% weighted average). At January 2, 2005, the Company had available borrowing capacity under the Revolver in the amount of $29.3 million plus an additional $5.5 million available for restructuring costs.

The Company pays a fee on outstanding letters of credit equal to the LIBOR margin then applicable to the Revolver. As of January 2, 2005, the Company’s outstanding letters of credit totaled $3.2 million and the fee was 2.50% annually. The Company also pays commitment fees of 0.50% per annum on the unused portion of the Revolver commitment.

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Both the Senior Credit Agreement and Second Lien Term Loan Credit Agreement contain customary covenants and events of default, including the maintenance of fixed charge coverage ratios, total debt to adjusted EBITDA ratios and minimum levels of EBITDA, all as defined. As of January 2, 2005, COMSYS was in compliance with all covenant requirements and believes it will be able to comply with these covenants in 2005. These agreements also place restrictions on the Company’s ability to enter into certain transactions without the approval of the lenders, such as the payment of dividends, disposition and acquisition of assets and the assumption of contingent obligations.

The Second Lien Term Loan bears interest at the prime rate plus a margin of 6.50% or, at our election, LIBOR plus a margin of 7.50%. The principal balance of the Second Lien Term Loan was $70.0 million as of January 2, 2005, and the interest rate on the loan was 10.0%. The Second Lien Term Loan is secured by a second lien position in the stock and assets of the Company’s subsidiaries and matures on April 30, 2010.

Senior Subordinated Debt

On September 30, 1999, the Company borrowed $125 million pursuant to a Senior Subordinated Credit Agreement with a bank (the “Subordinated Notes”) to fund the initial acquisition of COMSYS ITS. On September 25, 2001, the Company refinanced the Subordinated Notes with the proceeds from a new issuance of senior subordinated notes (the “Senior Subordinated Notes”) under the Senior Subordinated Credit Agreement in the aggregate amount of $62.5 million and $62.5 million in proceeds from the sale of Class C Preferred Stock (the “Recapitalization”). In connection with the early extinguishment of the Subordinated Notes, the Company wrote off approximately $5.2 million of deferred financing costs in 2001.

Effective June 24, 2003, the Senior Subordinated Credit Agreement was amended to revise the covenant requirements and allow the Company to defer certain interest payments, as described below. In consideration of the amendment, the Company issued additional Senior Subordinated Notes dated March 31, 2003 amounting to $31.3 million.

The Senior Subordinated Notes bore interest at the greater of the applicable LIBOR-based rate or 13.5% plus a spread, which was zero through March 31, 2002. Beginning April 1, 2002, the spread increased by 0.25% each fiscal quarter. Interest was payable in cash only to the extent that, on a pro forma basis, such payment did not cause an event of default to occur under the existing revolving credit agreement or cause the Adjusted Fixed Charge Coverage Ratio, as defined in the agreement, to fall below specified levels. To the extent that interest was not paid in cash, the payment was deferred until the next payment date that cash payments were permitted (“Carry-Over Interest”). Interest accrued on Carry-Over Interest at premiums over the applicable base rate then in effect (0.5% to 2.0%). The Company did not make any cash payments in 2003. In 2004, the Company made cash interest payments of $23.7 million including the amount described below.

The Senior Subordinated Notes were paid off on September 30, 2004 in connection with the merger. The Company repaid in cash $18.1 million of accrued interest and $42.3 million of principal on the notes. The remaining balance of $22.4 million was converted to mandatorily redeemable preferred stock (Note 11). The Company incurred a prepayment penalty of $1.1 million, which was satisfied by assigning to the noteholders a note receivable from the Company’s chief executive officer (Note 15). The prepayment penalty is included in the loss on early extinguishment of debt in the consolidated statement of operations.

Interest Deferred Note

On September 25, 2001, as part of the Recapitalization, a subsidiary of COMSYS Holding issued a subordinated note payable in the amount of $5.9 million (the “Interest Deferred Note”). Proceeds from the

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Interest Deferred Note, plus $2.0 million from borrowings under the existing revolving credit agreement, were used to pay accrued interest on the Subordinated Notes. Interest accrued at 11.0%, compounded quarterly. The Interest Deferred Note and accrued interest was paid off on August 18, 2004.

Maturities of long-term debt for the five years succeeding January 2, 2005 are as follows (in thousands):

2005	$7,500
2006	5,625
2007	—
2008	—
2009	56,998
Thereafter	70,000

Long-term debt	$140,123

7.	Income Taxes

The components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

	2004	2003	2002
Current:
Federal	$(5,402)	$—	$—
State	—	—	—

	(5,402)	—	—
Deferred:
Federal	—	760	—
State	—	—	—

	—	760	—

	$(5,402)	$760	$—

The differences between income taxes computed at the federal statutory income tax rate and the provision (benefit) for income taxes follows (in thousands):

	2004	2003	2002
Income tax benefit computed at the federal statutory income tax rate	$(21,195)	$(5,340)	$(55,288)
State income tax benefit, net of federal benefit	(899)	(703)	(5,069)
Effect of preferred dividends and other	16,984	(1,982)	22,549
Prior year deferred asset true-up	4,526	—	—
Effect of increase in valuation allowance	(4,818)	8,785	37,808

Provision (benefit) for income taxes	$(5,402)	$760	$—

The income tax benefit recorded in 2004 relates to a federal income tax refund of $5.4 million resulting from legislation that allowed the Company to carry back a portion of its 2001 net operating loss to prior years. The Company expects to receive an additional refund in 2005 of approximately $5.8 million for 2002 net operating loss carrybacks. This refund results from a loss carryback to periods prior to the current ownership of the Company. The refund is subject to an approval process before being assured of receipt by the Company. Therefore, the Company will record the benefit of this refund when received.

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Deferred tax assets and liabilities were comprised of the following (in thousands):

	January 2, 2005	December 31, 2003
Deferred tax assets:
Goodwill and other intangibles	$27,062	$42,160
Accrued expenses and other reserves	9,378	885
Bad debt allowances	1,248	1,832
Accrued benefits	974	—
Net operating loss carryforward	45,921	23,301
Other	241	1,413

Total deferred tax assets	84,823	69,591
Valuation allowance	(82,218)	(66,703)

Net deferred tax assets	2,606	2,888

Deferred tax liabilities:
Property	(2,606)	(1,232)
Other	—	(1,656)

Total deferred tax liabilities	(2,606)	(2,888)

Net deferred tax liability	$—	$—

At January 2, 2005, the Company had federal and state net operating loss carryforwards of approximately $111.6 million and $140.6 million, respectively. The federal net operating losses begin to expire in 2019 and the state net operating losses begin to expire in 2005. On September 30, 2004, both COMSYS Holding and Venturi experienced an ownership change as defined by the Internal Revenue Code. This subjects the utilization of the Company’s net operating loss carryforwards to an annual limitation which may cause the carryforwards to expire before they are used. The Company has recorded a valuation allowance of approximately $82.2 million against the net deferred tax assets as the Company has concluded that it is more likely than not that these deferred tax assets would not be realized. The increase in the valuation allowance is the result of changes in current year deferred tax assets, the federal tax refund, the prior year deferred asset true-up and deferred tax assets recorded in the merger. Approximately $20.3 million of the valuation allowance is attributable to the deferred tax assets of Venturi at the acquisition date for which subsequently recognized tax benefits will be allocated to reduce goodwill or other noncurrent intangible assets.

8.	Commitments and Contingencies

The Company leases various office space and equipment under noncancelable operating leases expiring through 2114. Certain leases include rent escalation clauses as well as renewal options. Rent expense net of sublease income was $5.6 million, $5.7 million and $6.1 million for fiscal years 2004, 2003 and 2002, respectively.

Year ending:
2005	$8,220
2006	5,536
2007	4,951
2008	3,430
2009	2,787
Thereafter	3,361

28,285
Sublease income	(3,910)

$24,375

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

In connection with the merger and the sale of Venturi’s commercial staffing business, the Company placed $2.5 million of cash and 187,556 shares of its common stock in escrow pending the final determination of certain state tax and unclaimed property assessments. Management cannot ascertain at this time what the final outcome of these assessments will be in the aggregate. The cash is reflected in the consolidated balance sheet as restricted cash.

The Company has entered into employment agreements with certain of the its executives covering, among other things, base compensation, incentive bonus determinations and payments in the event of termination or a change in control of the Company.

The Company is a defendant in various lawsuits and claims arising in the normal course of business and is defending them vigorously. While the results of litigation cannot be predicted with certainty, management believes the final outcome of such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

9.	Defined Contribution Plan

The Company maintains a voluntary defined contribution profit-sharing plan covering eligible employees as defined in the plan document. Participating employees may elect to defer and contribute a percentage of their compensation to the plan, not to exceed the dollar limit set by the Internal Revenue Code. For the years ended December 31, 2003 and 2002, the maximum deferral amount was 15% of compensation, which was increased to 50% in 2004, subject to limitations set by the Internal Revenue Code. The Company matches 25% of each employee’s eligible contribution up to a maximum of the first 6% of each employee’s compensation. The Company may, at its discretion, make an additional year-end matching contribution of up to 50%. Total expense under the plan amounted to approximately $955,000, $997,000 and $1.4 million in 2004, 2003 and 2002, respectively.

During 1999, Venturi established a Supplemental Employee Retirement Plan (the “SERP”) for its then chief executive officer. When this officer retired in February 2000, the annual benefit payable under the SERP was fixed at $150,000. As of January 2, 2005, approximately $1.25 million had been accrued for the SERP.

10.	Stockholders’ Equity

Common Stock

At December 31, 2003, 341 shares of common stock held by certain members of management were subject to repurchase by the Company upon termination. The value of the shares was recorded as a noncurrent liability at December 31, 2003 in accordance with SFAS No. 150. In 2004, all of these shares were exchanged for COMSYS Holding Class E Redeemable Preferred Stock (Note 11).

In the merger, COMSYS Holding shareholders exchanged their shares of common stock for shares of Venturi (now COMSYS) common stock. Each share of COMSYS Holding stock outstanding immediately prior to the effective time of the merger was canceled and converted into the right to receive 0.0001 of a share of COMSYS common stock.

Additionally, in the merger each option to acquire shares of COMSYS Holding common stock that was outstanding under the 1999 Stock Option Plan (Note 14) immediately prior to the effective time of the merger remained outstanding and became exercisable for shares of COMSYS common stock at the rate of 0.0001 of a share for each share of COMSYS Holding common stock. As of January 2, 2005, there were 1,954,504 shares of common stock reserved for stock option grants to members of management under the Company’s various stock incentive plans (Note 14).

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Warrants

On September 30, 1999, in connection with the issuance of the Subordinated Notes (see Note 6), COMSYS Holding issued warrants for the purchase of 172 shares of common stock with an exercise price of $100.00 per share. On September 25, 2001, in a recapitalization of COMSYS Holding, these warrants were canceled and COMSYS Holding issued warrants to purchase 7.5% of the fully diluted common stock as defined in the agreement at $100.00 per share. At September 25, 2001, 189 shares of common stock were issuable pursuant to the warrant at a fair value of $3,900.00 per share. The Company allocated $740,000 from the proceeds of the issuance of Class C Preferred Stock to the warrants.

The number of shares issuable to the warrant holder increased to 12.5% of the fully diluted common stock of COMSYS Holding on January 1, 2003 and was canceled in the merger on September 30, 2004. The warrant had a put right whereby the warrant holder could require the Company to purchase the warrant and warrant shares at a redemption price equal to the fair value of the warrant less the exercise price per share. At December 31, 2003, 354 shares of COMSYS Holding common stock were issuable pursuant to the warrant with a fair value of $1.4 million. The warrant was recorded as a liability in accordance with Emerging Issues Task Force position number 00-19.

With the merger, the Company assumed outstanding warrants to purchase 768,997 shares of Venturi common stock. The warrants were originally issued on April 14, 2003 in connection with the comprehensive financial restructuring with Venturi’s subordinated note holders. The warrants are exercisable in whole or in part over a 10-year period and the exercise price is $7.8025 per share. The exercise price for these warrants exceeded the estimated fair value of the underlying equity at the issuance date. In connection with the purchase accounting for the merger, the warrants were recorded at fair value as determined by an independent valuation.

11.	Mandatorily Redeemable Preferred Stock

Listed in order of liquidation preference, mandatorily redeemable non-voting preferred stock consisted of the following:

	January 2, 2005	December 31, 2003
	(In thousands, except share amounts)
Series A-1 mandatorily redeemable preferred stock, par value $0.01, liquidation value $1,000; 40,000 shares authorized, 22,471 shares issued and outstanding	$23,314	$—
Class C mandatorily redeemable preferred stock, par value $0.01, liquidation value $1,000; 62,500 shares authorized, issued and outstanding	—	88,673
Class B mandatorily redeemable preferred stock, par value $.01, liquidation value $1,000; 33,000 shares authorized, issued and outstanding	—	51,310
Class A mandatorily redeemable preferred stock, par value $.01, liquidation value $1,000; 250,000 shares authorized, 146,787 and 146,722 shares issued and outstanding, respectively	—	217,993

Mandatorily redeemable preferred stock	$23,314	$357,976

Class C Preferred Stock

Dividends on Class C Preferred Stock accrued at the rate of 15.0% of the sum of the liquidation value ($1,000 per share) and accumulated and unpaid dividends, compounded quarterly. Beginning April 1, 2002, the

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

dividend rate increased by 0.25% each quarter up to a maximum rate of 17.5%. In connection with the merger, the Class C shares were exchanged for shares of COMSYS common stock valued at $82.2 million.

Class B Preferred Stock

Dividends on the non-voting Class B Preferred Stock accrued at the rate of 12.0% of the sum of the liquidation value ($1,000 per share) and accumulated and unpaid dividends, compounded quarterly. In connection with the merger, these shares were exchanged for shares of COMSYS common stock valued at $7.0 million.

Class A Preferred Stock

Class A Preferred Stock was comprised of three classes: Class A-1, Class A-2 and Class A-3. Each class of Class A Preferred Stock had the same rights and provisions except that Class A-3 has a higher liquidation preference than Class A-2 and A-1. Class A-2 had a higher liquidation preference than Class A-1.

Dividends on the non-voting Class A Preferred Stock accrued at the rate of 10.0% of the sum of the liquidation value ($1,000 per share) and accumulated and unpaid dividends, compounded quarterly. In connection with the merger, shares of Class A-1 and Class A-2 Preferred Stock were redeemed for cash in the aggregate amount of $255 and the Class A-3 shares were exchanged for shares of COMSYS common stock valued at $351,000.

Preferred Stock Issued and Redeemed in the Merger

At the merger date, the aggregate balance of the Senior Subordinated Notes, including accrued interest, amounted to $82.9 million. These notes were paid in full with $60.4 million in cash (Note 6) and the issuance to the noteholders of shares of new nonvoting Series A Preferred Stock in the amount of $22.4 million. Dividends on the Series A Preferred Stock accrue at the rate of 15% of the sum of the liquidation value ($1,000 per share) and accumulated and unpaid dividends, compounded quarterly. COMSYS must redeem each share on September 30, 2011. In addition, the Company may, at its option, redeem all or a portion of the shares before the maturity date to the extent not prohibited by its credit facilities. The redemption price is equal to the liquidation value plus accrued and unpaid dividends. In the event of a change in ownership or a fundamental change of the Company, as defined, the holders of the Series A Preferred Stock may require COMSYS to redeem their shares.

In connection with the merger, all outstanding shares of COMSYS Holding preferred stock were redeemed or exchanged for shares of Venturi (now COMSYS) common stock. The specific treatment of each class of preferred stock is as follows.

Each share of Class A-3 Preferred Stock outstanding immediately prior to the effective time of the merger was canceled and converted automatically into the right to receive 10.4397 shares of COMSYS common stock. The conversion of Class B Preferred Stock was based on its liquidation value, agreed for purposes of the merger agreement to be $53,726,164. Each dollar of the agreed upon liquidation value of Class B Preferred Stock (and each share of such preferred stock outstanding immediately prior to the effective time of the merger) was canceled and converted automatically into the right to receive 0.01165118 of a share of COMSYS common stock. Each share of Class C Preferred Stock outstanding immediately prior to the effective time of the merger was canceled and converted automatically into the right to receive 117.41923 shares of COMSYS common stock. Each share of Class D Preferred Stock outstanding immediately prior to the effective time of the merger was canceled and converted automatically into the right to receive 1,411.423 shares of COMSYS common stock (Note 15). In connection with, but prior to, the merger, all outstanding shares of Class A-1, Class A-2 and Class E Preferred Stock were repurchased or redeemed.

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Class E Preferred Stock

Effective January 1, 2004, COMSYS Holding acquired from certain stockholders 341 outstanding shares of its common stock and 4,535 shares of Class A-1 Preferred Stock in exchange for 7,178 newly issued shares of nonvoting mandatorily redeemable Class E Preferred Stock. Dividends on the Class E Preferred Stock accrued at the rate of 5% of the sum of the liquidation value ($1,000 per share) and accumulated and unpaid dividends, compounded quarterly. The common stock and Class A-1 preferred stock exchanged in this transaction were originally purchased in exchange for cash and promissory notes held by the Company and secured by a pledge of the applicable shares (Note 15). Immediately prior to the merger, all shares of Class E Preferred Stock were redeemed in exchange for the notes.

Class D Preferred Stock

Effective January 1, 2004, the Company adopted the 2004 Management Incentive Plan (the “Plan”). The Plan is structured as a stock issuance program under which eligible employees may receive shares of the Company’s nonvoting Class D Preferred Stock (liquidation value $1,000) in exchange for payment at the then current fair market value of these shares. Dividends on the Class D Preferred Stock were payable in an amount equal to 17.647% of dividends the Company declared and paid on its common or any other series of its preferred stock. The Class D Preferred Stock was redeemable at the rate of 17.647% of the redemption price paid to the holders of the Company’s Class C, B or A Preferred Stock.

Effective July 1, 2004, 1,000 shares of Class D Preferred Stock were issued under the Plan. Effective with the merger, these shares were exchanged for a total of 1,405,844 restricted shares of COMSYS IT Partners, Inc. common stock. One-third of these shares, or 468,615 shares, were vested at the merger date. Another 468,615 shares vest in equal installments of 156,205 shares on January 1st of each of the years 2005, 2006 and 2007, and the remaining 468,615 shares vest in equal annual installments if specified earnings targets are met for fiscal years 2004, 2005 and 2006, in each case subject to earlier vesting as discussed below. A total of 624,820 shares vested in fiscal 2004, resulting in stock based compensation expense of $7.0 million. The fair value of shares that will vest automatically with the passage of time, which amounts to $3.5 million, is recorded in stockholders’ equity as deferred stock compensation. To the extent any of the shares subject to specified earnings targets vest, the stock based compensation expense recognized will be determined in accordance with SFAS 123(R).

Upon the occurrence of certain events, including the sale or transfer of more than 50% of the Company’s assets, a merger or consolidation in which the Company is not the surviving corporation, the liquidation or dissolution of the Company, a “change in ownership” (as defined) or the completion of an equity offering resulting in gross proceeds of $35 million (a “Qualified Offering”), all outstanding shares of restricted stock will immediately vest in full other than shares the vesting of which is subject to the satisfaction of specified earnings targets. The shares subject to specified earnings targets are also subject to immediate vesting if the aggregate value of the securities issued in the merger to the stockholders of Old COMSYS exceed $175 million over a 30-day period beginning after a Qualified Offering and ending on or prior to December 31, 2006.

12.	Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments is as follows:

•	Accounts receivable and accounts payable—The carrying amounts of accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

•	Revolving credit facility and term loans—The carrying value of borrowings under the Senior Credit Agreement and Term Loan Credit Agreement approximate fair value because the interest rates are variable and based on current market rates.

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

•	Mandatorily redeemable preferred stock, redeemable common stock and warrant liability—The Company estimates that the carrying amounts of these instruments approximate their fair values.

•	Other debt instruments—The fair value of the Interest Deferred Note and the Senior Subordinated Notes are as follows. Fair value was estimated using the discounted cash flow method based on current rates offered to the Company for debt of the same maturity.

At January 2, 2005, the book value of all of the Company’s financial instruments approximated fair value for the reasons indicated above. At December 31, 2003, the fair value of the Company’s fixed-rate and escalating-rate debt, as determined by a discounted cash flow analysis, was as follows (in thousands):

	At December 31, 2003
	Carrying Amount	Fair Value
Senior Subordinated Notes	$64,796	$71,570
Interest Deferred Note	7,593	7,974

13.	Credit Risk

The Company believes its portfolio of accounts receivable is well diversified and, as a result, its credit risks are minimal. The Company continually evaluates the creditworthiness of its customers and monitors accounts on a periodic basis but typically does not require collateral. The Company’s allowance for doubtful accounts is based on an evaluation of the collectibility of specific accounts.

As of January 2, 2005, COMSYS does not have any significant concentration of business transacted with a particular customer, supplier or lender that could, if suddenly eliminated, severely impact its operations. Additionally, the Company does not have a concentration of available sources of labor or services that could, if suddenly eliminated, severely impact its operations.

The Company’s revenues are currently concentrated in the United States. A significant portion of the Company’s revenues are derived from services provided in the Washington, D.C. area. A terrorist attack, such as that of September 11, 2001, or other extraordinary events in the Washington, D.C. area could have a material adverse effect on our revenues and profitability.

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

14.	Stock Option Plan

On October 21, 1999, COMSYS Holding adopted the 1999 Stock Option Plan (the “1999 Plan”) under which officers and other key employees were granted stock options at or above the fair market value of the stock on the date of the grant. The maximum aggregate amount of common stock with respect to which options may be granted was 190 shares. Under terms of the 1999 Plan, stock options vested over a five-year period from the date of grant and would expire after ten years. In the merger, effective September 30, 2004, each outstanding option under the 1999 Plan became exercisable, when vested, for 0.0001 of a share of Venturi (now COMSYS) common stock.

The activity in the 1999 Plan during 2004, 2003 and 2002 is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2001	111	$20,000.00
Granted	25	20,000.00
Exercised	—
Forfeited	(29)	20,000.00

Outstanding at December 31, 2002	107	20,000.00
Granted	16	20,000.00
Exercised	—
Forfeited	(33)	20,000.00

Outstanding at December 31, 2003	90	20,000.00
Granted	—	20,000.00
Exercised	—
Forfeited	(23)	20,000.00

Outstanding at January 2, 2005	67	$20,000.00

Options exercisable at year-end:
2004	48	$20,000.00
2003	46	20,000.00
2002	35	20,000.00

The weighted-average remaining contractual life of options outstanding under the 1999 Plan at January 2, 2005 is six years.

Venturi’s Board of Directors adopted the 2003 Equity Incentive Plan (the “2003 Equity Plan”) simultaneously with the completion of its 2003 financial restructuring. The 2003 Equity Plan authorizes grants of stock options, stock appreciation rights (or “SARs”), restricted stock, deferred stock awards and performance awards to key employees, directors and consultants for up to 794,835 shares of the Company’s common stock. The duration of any option or SAR granted under the 2003 Equity Incentive Plan will not exceed 10 years.

As a condition to the completion of Venturi’s financial restructuring, among others, the Venturi Board of Directors approved the granting of stock options for 503,400 shares, representing 6.5% of the Company’s fully diluted common stock, to certain of the Company’s executive officers. Of these initial grants, 348,000 options have an exercise price of $7.8025 per share, and the other 155,400 options have an exercise price of $11.7025 per share. The initial stock option grants to these officers vested monthly at an annual rate of 25%, and each will have four years following the termination of his employment (other than for cause) to exercise vested stock

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

options held as of the termination date. In addition, Venturi granted 1,000 stock options each to three directors at an exercise price of $7.8025. The exercise price for these stock options exceeded the estimated fair value of the underlying equity at the issuance date. In September 2003, Venturi granted an additional 169,700 options under the 2003 Equity Plan to key employees. These options have a term of 10 years.

In 2003, Venturi terminated its 1995 Stock Option Plan in connection with the financial restructuring. Additionally, a number of Venturi’s employees, including each of Venturi’s executive officers at the end of 2002 and all but one of Venturi’s 2002 directors, irrevocably cancelled any and all rights that they had to exercise any and all stock options previously granted to each such person and agreed that all such options would be forfeited to Venturi. Only 4,978 stock options remained outstanding under the 1995 Stock Option Plan as of January 2, 2005, and these options have a weighted average exercise price of $226.03 per share. Although the 1995 Stock Option Plan has been terminated and no future option issuances will be made under it, these remaining outstanding stock options will continue to be exercisable in accordance with their terms. As a result of the merger, all outstanding options under the 1995 Stock Option Plan and all outstanding options granted prior to the merger under the 2003 Equity Plan vested and are exercisable.

The activity in the 2003 Equity Plan from the merger date through January 2, 2005 is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at September 30, 2004	676,100	$9.06
Granted	100,000	8.55
Exercised	(52,900)	8.84
Forfeited	(16,900)	9.95

Outstanding at January 2, 2005	706,300	10.85

Options exercisable at year-end	606,300	$11.23

In connection with the merger, the Company’s board of directors adopted and the stockholders approved the 2004 Stock Incentive Plan. Under the 2004 Stock Incentive Plan, 1,159,669 shares of COMSYS common stock are reserved for issuance to the Company’s officers, employees, directors and consultants. As of January 2, 2005, options to purchase 420,000 shares of COMSYS common stock have been granted under this plan and were outstanding at an exercise prices ranging from $8.20 to $8.55 per share (weighted average exercise price of $8.54 per share), which was the market value at the respective grant date. Of these options, 24,000 were granted to directors and were fully vested at the grant date. The remaining options will vest over a three-year period from the date of grant and expire after ten years.

15.	Related Party Transactions

Executive Stock Holdings

Officer

As part of the Company’s Recapitalization, COMSYS Holding’s chairman, chief executive officer and president (“CEO”) restructured his loan with a commercial bank, the proceeds of which had originally financed his investment in the Company. Effective September 25, 2001, the Company entered into an agreement with the CEO whereby a COMSYS Holding subsidiary advanced to the CEO amounts equal to the monthly payments on his loan to the commercial bank, up to a maximum amount of $5.2 million. The Company initially advanced $197,000 effective September 30, 2001. Total advances as of December 31, 2003 amounted to $3.8 million,

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

including accrued interest, and were secured by his common and preferred shares of COMSYS Holding stock. As of September 30, 2004, total advances amounted to $6.2 million, including an additional $1.2 million used to pay off the CEO’s bank loan. This receivable was repaid effective September 30, 2004 with the redemption of the CEO’s Class E Preferred Stock.

The Company advanced $1.0 million to the CEO on April 5, 2002. Interest on the note accrued at a rate equal to the average rate on borrowings under the revolving credit agreement. Effective September 30, 2004, the note was assigned to the holders of Senior Subordinated Notes in satisfaction of the prepayment penalty (Note 6).

Additionally, on April 5, 2002, the Company purchased from the CEO for $1.0 million an option to purchase certain real property. The Company could exercise this option at any time up to April 5, 2017 at an exercise price of $1.00 and the CEO could terminate the option at any time by paying the greater of the fair market value of the real property or an option termination fee. In connection with the merger, COMSYS waived its rights under this option and the write-off of the $1.0 million is included in other nonoperating expenses in the 2004 consolidated statement of operations.

Stockholders’ Notes Receivable

Related Parties

On December 31, 2001 and January 1, 2002, COMSYS Holding redeemed a portion of its common stock and Class A-1 Preferred Stock held by certain of its current and former employees. In connection with this redemption, the Company advanced a total of $304,000 to five related parties, which was used to pay off loans with a commercial bank. Interest compounded annually, was payable at maturity on September 30, 2009 and accrued at a rate equal to the average rate paid by the Company on borrowings under its revolving credit agreement. These notes were full recourse and were secured by the related parties’ redeemable common and mandatorily redeemable preferred shares of COMSYS Holding stock.

Effective January 1, 2004, the Company acquired from certain stockholders, including the CEO, 341 outstanding shares of its common stock and 4,535 shares of mandatorily redeemable Class A-1 preferred stock in exchange for 7,178 newly issued shares of nonvoting mandatorily redeemable Class E Preferred Stock (Note 11). Simultaneous with the share exchange, the original stockholder notes were cancelled and new notes were issued in amounts equal to the outstanding principal and interest due on the original notes. Interest on the new notes accrued at the rate of 5% compounded annually. In August 2004, all shares of Class E Preferred Stock were redeemed in exchange for the notes.

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

16.	Summary of Quarterly Financial Information (Unaudited)

The following table sets forth quarterly financial information for each quarter in 2004 and 2003:

	2004
In thousands, except per share	First	Second	Third	Fourth (1)
Revenues from services	$88,858	$90,538	$94,831	$162,786
Gross profit	20,855	21,610	22,871	40,203
Restructuring and integration costs	—	—	—	10,322
Stock based compensation expense	—	—	5,269	1,729
Operating income (loss)	231	2,896	(5,238)	(3,612)
Income tax benefit	—	—	5,402	—
Net loss	(15,018)	(12,701)	(19,704)	(7,732)
Basic and diluted loss per share	$(6,153.69)	$(5,205.33)	$(8,075.41)	$(0.51)
Weighted average basic and diluted shares outstanding	2.4	2.4	2.4	15,279

	2003
	First	Second	Third	Fourth
Revenues from services	$81,659	$81,912	$84,019	$85,260
Gross profit	19,413	20,253	21,048	20,635
Restructuring and integration costs	—	—	854	—
Operating income (loss)	(298)	(155)	320	877
Income tax expense	760	—	—	—
Net loss (2)	(4,530)	(4,193)	(14,116)	(14,411)
Basic and diluted earnings (loss) per share	$(1,856.56)	$(1,718.44)	$(5,785.25)	$(5,906.15)
Weighted average basic and diluted shares outstanding	2.4	2.4	2.4	2.4

(1)	Includes the consolidated results of COMSYS Holding and Venturi subsequent to the merger date.

(2)	The Company implemented SFAS No. 150 effective July 1, 2004, resulting in preferred stock dividends being recorded as interest expense beginning in the 2003 third quarter.

17.	Subsequent Event

Effective February 22, 2005, the Company entered into an interest rate swap and an interest rate cap that together effectively convert $40.0 million of variable rate debt to modified fixed rate debt through September 20, 2009, thus potentially reducing the impact of changes in interest rates on future interest expense.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of July 19, 2004, among the Company, Venturi Technology Partners, LLC, VTP, Inc., COMSYS Information Technology Services, Inc., COMSYS Holding, Inc. and certain COMSYS Holding stockholders named therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 21, 2004).

2.2	Amendment No. 1 to Agreement and Plan of Merger dated as of September 3, 2004, among the Company, Venturi Technology Partners, LLC, VTP, Inc., COMSYS Information Technology Services, Inc., COMSYS Holding, Inc. and certain COMSYS Holding stockholders named therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on September 10, 2004).

2.3	Stock Purchase Agreement dated as of July 19, 2004, among the Company, PFI Corp. and Compass CS, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the SEC on July 21, 2004).

2.4*	Amendment to Stock Purchase Agreement dated as of March 28, 2005, among the Company, PFI Corp. and CBS Personnel Holdings, Inc. (formerly known as Compass CS, Inc.).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 4, 2004).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 4, 2004).

4.1	Registration Rights Agreement, dated as of September 30, 2004, by and among the Company and the stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A/A filed with the SEC on November 2, 2004).

4.2	Amended and Restated Registration Rights Agreement dated as of September 30, 2004, by and among the Registrant and the stockholders party thereto (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A filed with the SEC on November 2, 2004).

4.3	Voting Agreement dated as of September 30, 2004, by and among the Registrant and the stockholders party thereto (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2004).

4.4	Voting Agreement dated as of September 30, 2004, between the Registrant and MatlinPatterson Global Opportunities Partners, L.P. (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2004).

4.5**	Common Stock Purchase Warrant dated as of April 14, 2003, issued by the Company in favor of BNP Paribas (incorporated by reference to Exhibit 99.16 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2003).

4.6*	Specimen Certificate for Shares of Common Stock.

10.1	Credit Agreement dated as of September 30, 2004, among COMSYS Services LLC, Venturi Technology Partners, LLC, COMSYS Information Technology Services, Inc., COMSYS IT Partners, Inc., PFI Corp., COMSYS Holding, Inc., Merrill Lynch Capital, as Administrative Agent, ING Capital LLC, as Documentation Agent, GMAC Commercial Finance LLC, as Syndication Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 6, 2004).

10.2*	First Amendment to Credit Agreement dated as of October 27, 2004, among COMSYS Services LLC, Venturi Technology Partners, LLC, COMSYS Information Technology Services, Inc., COMSYS IT Partners, Inc., PFI Corp., COMSYS Holding, Inc., Merrill Lynch Capital, as Administrative Agent, and the lenders from time to time party thereto.

Exhibit Number	Description
10.3*	Consent and Second Amendment to Credit Agreement dated as of January 1, 2005, among COMSYS Services LLC, COMSYS Information Technology Services, Inc., COMSYS IT Partners, Inc., PFI Corp., Merrill Lynch Capital, as Administrative Agent, ING Capital LLC, as Documentation Agent, GMAC Commercial Finance LLC, as Syndication Agent, and the lenders from time to time party thereto.

10.4	Holdings Guaranty dated as of September 30, 2004, by COMSYS Holding, Inc., COMSYS IT Partners, Inc. and PFI Corp. in favor of Merrill Lynch Capital in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 6, 2004).

10.5	Term Loan Credit Agreement dated as of September 30, 2004, among COMSYS Services LLC, Venturi Technology Partners, LLC, COMSYS Information Technology Services, Inc., COMSYS IT Partners, Inc., PFI Corp., COMSYS Holding, Inc., Merrill Lynch Capital, as Administrative Agent, Heritage Bank, SSB, as Collateral Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 6, 2004).

10.6*	Consent and First Amendment to Term Loan Credit Agreement dated as of January 1, 2005, among COMSYS Services LLC, COMSYS Information Technology Services, Inc., COMSYS IT Partners, Inc., PFI Corp., Merrill Lynch Capital, as Administrative Agent, Heritage Bank, SSB, as Collateral Agent, and the lenders from time to time party thereto.

10.7	Holdings Guaranty dated as of September 30, 2004, by COMSYS Holding, Inc., COMSYS IT Partners, Inc. and PFI Corp. in favor of Heritage Bank, SSB in its capacity as Collateral Agent and Merrill Lynch Capital in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on October 6, 2004).

10.8+	2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on November 9, 2004).

10.9+	2003 Equity Incentive Plan (incorporated by reference to Annex C to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on June 24, 2003).

10.10*+	Old COMSYS 2004 Management Incentive Plan.

10.11+	Separation Agreement dated September 1, 2004, between Venturi Partners, Inc. and Ken R. Bramlett, Jr. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2004).

10.12+	Separation Agreement dated September 1, 2004, between Venturi Partners, Inc. and James C. Hunt (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2004).

10.13+	Separation Agreement dated September 1, 2004, between Venturi Partners, Inc. and Larry L. Enterline (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2004).

10.14*+	Separation Agreement dated January 24, 2005 between the Company and Tom Stafford.

10.15*+	Amended and Restated Employment Agreement dated December 30, 2003, between COMSYS Information Technology Services, Inc. and Michael T. Willis.

10.16*+	Employment Agreement dated May 1, 2001, between COMSYS Information Technology Services, Inc. and Joseph C. Tusa, Jr.

10.17*+	Employment Agreement dated May 2, 2001, between COMSYS Information Technology Services, Inc. and Margaret G. Reed.

Exhibit Number	Description
10.18*+	First Amendment to Employment Agreement dated March 2, 2004, between COMSYS Information Technology Services, Inc. and Margaret G. Reed.

10.19*+	Employment Agreement dated July 16, 2004, between COMSYS Information Technology Services, Inc. and David L. Kerr.

10.20+	Employment Agreement dated April 14, 2003, between Personnel Group of America, Inc. and Michael H. Barker (incorporated by reference to Exhibit 99.12 to the Current Report on Form 8-K filed with the SEC on April 25, 2003).

10.21*+	Amendment to Employment Agreement dated October 1, 2004, between the Company and Michael H. Barker.

21.1*	List of Significant Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.
**	This exhibit is substantially identical to Common Stock Purchase Warrants issued by the Company on the same date to each of Bank of America, N.A. and Bank One, N.A., and to Common Stock Purchase Warrants, reflecting a transfer of a portion of such Common Stock Purchase Warrants, issued by the Company (i) as of the same date to each of Inland Partners, L.P., Links Partners L.P., MatlinPatterson Global Opportunities Partners L.P. and R2 Investments, LDC and (ii) on August 6, 2003 to Mellon HBV SPV LLC.
+	Management contract or compensatory plan or arrangement.