Form 10-Q
period 2005-04-03
COMSYS IT PARTNERS INC
filed 2005-05-06
CIK 948850

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-27792

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [    ] No [ X ]

As of May 5, 2005, 15,540,155 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

COMSYS IT PARTNERS, INC.

PART I — FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATE MENTS

COMSYS IT Partners, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

For the Three Months Ended April 3, 2005 and March 31, 2004

(in thousands, except per share data)

	Three months ended
	April 3, 2005	March 31, 2004
Revenues from services	$164,953	$88,858
Cost of services	127,366	68,003

Gross profit	37,587	20,855

Operating expenses:
Selling, general and administrative	27,518	16,640
Restructuring and integration costs	3,428	—
Stock based compensation expense	437	—
Depreciation and amortization	2,471	3,984

	33,854	20,624

Operating income	3,733	231

Interest expense	4,026	15,249
Other income, net	(87)	—

Loss before income taxes	(206)	(15,018)
Income tax expense	—	—

Net loss	$(206)	$(15,018)

Basic and diluted loss per common share	$(0.01)	$(6,155.41)

Weighted average basic and diluted shares outstanding	15,332	2.4

The accompanying notes are an integral part of these statements.

COMSYS IT Partners, Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

At April 3, 2005 and January 2, 2005

(in thousands, except shares and par value)

	April 3, 2005	January 2, 2005
Assets
Current assets:
Accounts receivable, net of allowance of $3,739 and $3,195, respectively	$144,918	$131,445
Restricted cash	2,500	2,500
Prepaid expenses and other	5,529	6,858

Total current assets	152,947	140,803

Fixed assets, net	14,454	14,076
Goodwill	153,731	153,677
Other intangible assets, net	6,662	7,137
Deferred financing costs, net	4,971	5,207
Other	913	601

Total assets	$333,678	$321,501

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$76,278	$62,938
Accrued payroll and related taxes	24,232	35,405
Other	14,842	14,510
Interest payable	1,334	1,363
Current maturities of long-term debt	7,500	7,500

Total current liabilities	124,186	121,716

Senior credit facility	70,917	62,623
Second lien term loan	70,000	70,000
Mandatorily redeemable preferred stock	24,156	23,314
Other noncurrent liabilities	7,694	7,823

Total liabilities	296,953	285,476

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.01; 95,000,000 shares authorized and 15,532,155 and 15,515,155 shares outstanding at April 3, 2005 and January 2, 2005, respectively	155	155
Common stock warrant	5,361	5,361
Deferred stock compensation	(3,061)	(3,499)
Additional paid-in capital	168,391	168,242
Accumulated other comprehensive income	319	—
Accumulated deficit	(134,440)	(134,234)

Total stockholders’ equity	36,725	36,025

Total liabilities and stockholders’ equity	$333,678	$321,501

The accompanying notes are an integral part of these balance sheets.

COMSYS IT Partners, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended April 3, 2005 and March 31, 2004

(in thousands)

	Three months ended
	April 3, 2005	March 31, 2004
Cash flows from operating activities
Net loss	$(206)	$(15,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,471	3,984
Provision for doubtful accounts	651	68
Stock based compensation	437	—
Loss on asset disposal	—	43
Amortization of deferred financing costs	275	474
Noncash interest expense, net	842	10,989
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(14,124)	(7,518)
Prepaid expenses and other current assets	1,329	(25)
Accounts payable	13,211	1,970
Accrued payroll and related taxes	(11,173)	2,039
Other liabilities	2	2,419

Net cash used in operating activities	(6,285)	(575)

Cash flows from investing activities
Capital expenditures	(1,984)	(559)
Cash paid for acquisitions	(51)	—
Cash paid for other noncurrent assets	(84)	(1)

Net cash used in investing activities	(2,119)	(560)

Cash flows from financing activities
Proceeds from long-term debt, net	10,169	53,550
Repayments of long-term debt	(1,875)	(51,906)
Exercise of stock options	149	—
Advances to stockholders	—	(355)
Cash paid for financing costs	(39)	(154)

Net cash provided by financing activities	8,404	1,135

Net increase in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental cash flow information
Interest paid	$2,919	$1,219

The accompanying notes are an integral part of these statements.

COMSYS IT Partners, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1) General

The unaudited consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by U.S. generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature that, in the opinion of management, are necessary to present fairly the results of operations of COMSYS IT Partners, Inc. and its subsidiaries (collectively, the “Company”) for the interim periods presented. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2005. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

On September 30, 2004, COMSYS Holding, Inc. (“COMSYS Holding”) completed a merger transaction with Venturi Partners, Inc. (“Venturi”), a publicly traded IT and commercial staffing company, in which COMSYS Holding merged with a subsidiary of Venturi (the “merger”). At the effective time of the merger, Venturi changed its name to COMSYS IT Partners, Inc. and issued new shares of its common stock to stockholders of COMSYS Holding, resulting in former COMSYS Holding stockholders owning approximately 55.4% of Venturi’s outstanding common stock on a fully diluted basis. Also on September 30, 2004, Venturi sold its commercial staffing business.

Accounting principles generally accepted in the United States of America require that one of the two companies in the transaction be designated as the acquirer for accounting purposes. Because former COMSYS Holding stockholders now own a majority of the outstanding common stock as a result of the merger, COMSYS Holding is deemed the acquiring company for accounting and financial reporting purposes. A majority of the initial board of directors of the Company are COMSYS Holding designees, and most members of management are former COMSYS Holding employees. References to “Old COMSYS” refer to COMSYS Holding and its consolidated subsidiaries prior to the merger, and references to “COMSYS” or “the Company” refer to COMSYS IT Partners, Inc. and its consolidated subsidiaries after the merger. References to “Venturi” refer to Venturi and its consolidated subsidiaries prior to the merger.

The financial results included in this report include only the historical results of Old COMSYS for the three months ended March 31, 2004. Financial results for the three months ended April 3, 2005 include the combined operations of Old COMSYS and Venturi. Following the merger, COMSYS adopted the fiscal accounting periods of Venturi. As a result, the Company’s fiscal year ends on the Sunday closest to December 31st and its first three fiscal quarters are each equal to 13 calendar weeks (ending on a Sunday). Prior to the merger, Old COMSYS’ fiscal quarters were consistent with calendar quarters and its fiscal year-end was December 31st.

All references to common stock, share and per share amounts have been retroactively restated to reflect the exchange ratio of .0001 of a share of COMSYS common stock for each share of COMSYS Holding common stock outstanding immediately prior to the merger as if the exchange had taken place as of the beginning of the earliest period presented.

(2) Restructuring and Other Charges

In connection with the merger in 2004, the Company recorded reserves amounting to $17.2 million for severance payouts and the costs to exit duplicate office space. Of this amount, $12.5 million was related to the termination of Venturi employees and leases and was included in the purchase price allocation in accordance with Emerging Issues Task Force Issue No. 95-3, and $4.7 million was related primarily to terminated employees and leases of Old COMSYS and was charged to integration and restructuring expense in 2004. At April 3, 2005, $8.3 million remained of the reserves.

Following is a summary of the liability for integration and restructuring costs for the three months ended April 3, 2005 (in thousands):

	Employee severance	Lease costs	Professional fees	Total
Balance, January 2, 2005	$2,119	$7,986	$48	$10,153
Charges	—	—	—	—
Cash payments	(850)	(960)	(48)	(1,858)

Balance, April 3, 2005	$1,269	$7,026	$—	$8,295

Of the remaining balance at April 3, 2005, COMSYS expects to pay approximately $3.5 million in the remainder of fiscal 2005 and the balance, which consists primarily of lease payments, over the following ten years.

For the three months ended April 3, 2005, the Company recorded restructuring and integration costs of $3.4 million, which represent integration services provided by third parties and transition costs related to duplicative leases and integration of back office systems.

(3) Long-Term Debt

Long-term debt consisted of the following:

	April 3, 2005	January 2, 2005
	(in thousands)
Debt outstanding under credit facilities:
Senior credit facility—revolver	$67,167	$56,998
Senior credit facility—senior term loan	11,250	13,125
Second lien term loan	70,000	70,000

	148,417	140,123
Less current maturities	7,500	7,500

Long-term obligations, excluding current maturities	$140,917	$132,623

Effective September 30, 2004, in conjunction with the merger, COMSYS entered into a new senior credit facility with Merrill Lynch Capital and a syndicate of lenders (the “senior credit agreement”) that replaced Old COMSYS’ prior credit arrangements. The senior credit agreement provides for borrowings of up to $100 million under a revolving line of credit (the “revolver”) and a $15 million term loan payable in eight quarterly installments (the “senior term loan”). At the same time, COMSYS borrowed $70 million under a second lien term loan credit agreement (the “second lien term loan credit agreement”) with Merrill Lynch Capital, Heritage Bank, SSB and a syndicate of lenders (the “second lien term loan”).

Borrowings under the revolver are limited to 85% of eligible accounts receivable, as defined in the senior credit agreement, reduced by the amount of outstanding letters of credit and designated reserves. Interest on the revolver and senior term loan is based on LIBOR plus a margin, which on the revolver is 2.25% or 2.50%, depending upon the Company’s ratio of total debt to adjusted EBITDA, as defined in the senior credit agreement, and which is 3.00% for the senior term loan. At our election, the interest on the revolver and senior term loan may be based on the prime rate plus a margin, which on the revolver is 1.25% or 1.50% depending upon the Company’s ratio of total debt to adjusted EBITDA, and which is 2.00% for the senior term loan. The borrowings under the senior credit agreement are secured by a pledge of the stock of the Company’s subsidiaries and a lien on the assets of the Company’s subsidiaries. The senior credit agreement expires in September 2009.

At April 3, 2005, the Company had outstanding borrowings of $67.2 million under the revolver at interest rates ranging from 5.00% to 7.25% per annum (5.48% weighted average). The principal balance of the senior term loan was $11.3 million with tranches bearing interest rates ranging from 5.50% to 7.75% per annum (5.55% weighted average). At April 3, 2005, the Company had available borrowing capacity under the revolver in the amount of $23.5 million plus an additional $1.1 million available for restructuring costs.

The second lien term loan bears interest at the prime rate plus a margin of 6.50% or, at our election, LIBOR plus a margin of 7.50%. The principal balance of the second lien term loan was $70.0 million as of April 3, 2005, and the interest rate on the loan was 10.0%. The second lien term loan is secured by a second lien position in the stock and assets of the Company’s subsidiaries and matures on April 30, 2010.

The Company pays a fee on outstanding letters of credit equal to the LIBOR margin then applicable to the revolver. As of April 3, 2005, the Company’s outstanding letters of credit totaled $3.3 million and the fee was 2.50% per annum. The Company also pays commitment fees of 0.50% per annum on the unused portion of the revolver commitment.

Both the senior credit agreement and second lien term loan credit agreement contain customary covenants and events of default, including the maintenance of fixed charge coverage ratios, total debt to adjusted EBITDA ratios and minimum levels of EBITDA, all as defined in the agreements. As of April 3, 2005, COMSYS was in compliance with all covenant requirements and believes it will be able to comply with these covenants in 2005. These agreements also place restrictions on the Company’s ability to enter into certain transactions without the approval of the lenders, such as the payment of dividends, disposition and acquisition of assets and the assumption of contingent obligations.

Effective February 22, 2005, the Company entered into an interest rate swap and an interest rate cap that together effectively convert $40.0 million of variable rate debt to modified fixed rate debt through September 20, 2009, thus potentially reducing the impact of changes in interest rates on future interest expense. The swap and the cap are designated as cash flow hedges of the variable LIBOR-based interest payments on $40.0 million of borrowings under the senior credit agreement and, as such, are carried at fair value. The swap is based on a $20.0 million notional amount at a rate of 4.59%, and the cap is based on a $20.0 million notional amount at a rate of 4.50%. The net fair value of the interest rate swap and cap is reflected in the Company’s consolidated balance sheet at April 3, 2005 as a noncurrent asset with an offset to accumulated other comprehensive income of $319,000.

(4) Stock Based Compensation

Effective with the merger, 1,000 shares of Class D Preferred Stock that were issued as of July 1, 2004 under the 2004 Management Incentive Plan (the “Plan”), which was adopted by Old COMSYS effective January 1, 2004, were exchanged for a total of 1,405,844 restricted shares of COMSYS common stock. One-third of these shares, or 468,615 shares, were vested at the merger date. Another 468,615 shares vest in equal installments of 156,205 shares on January 1st of each of the years 2005, 2006 and 2007, and the remaining 468,614 shares vest in equal annual installments if specified earnings targets are met for fiscal years 2004, 2005 and 2006, in each case subject to earlier vesting as discussed below. A total of 624,820 shares vested in fiscal 2004. The intrinsic value of shares that will vest automatically with the passage of time, which amounted to $3.5 million at January 2, 2005, is recorded in stockholders’ equity as deferred stock compensation and is charged to expense throughout the vesting periods. The stock based compensation expense recognized during the three months ended April 3, 2005 was $437,000.

Upon the occurrence of certain events, including the sale or transfer of more than 50% of the Company’s assets, a merger or consolidation in which the Company is not the surviving corporation, the liquidation or dissolution of the Company, a “change in ownership” (as defined in the Plan) or the completion of an equity offering resulting in gross proceeds of $35 million (a “Qualified Offering”), all outstanding shares of restricted stock issued under the Plan will immediately vest in full other than shares that vest subject to the satisfaction of specified earnings targets. The shares subject to specified earnings targets are also subject to immediate vesting if the aggregate value of the securities issued in the merger to the stockholders of Old COMSYS exceed $175 million over a 30-day period beginning after a Qualified Offering and ending on or prior to December 31, 2006.

As of April 3, 2005, there were 1,086,945 options outstanding to purchase COMSYS stock under the Company’s various stock incentive plans with a fair value of approximately $10.4 million. Additionally, the 1,405,844 restricted common shares described above are outstanding at April 3, 2005 with a fair value of $18.3 million. The Company determined the fair value of these shares using the Black-Scholes option pricing model based on the following weighted average assumptions: risk-free interest rate of 4.0%; dividend yield of 0%; expected volatility of 81.7%; and a weighted average expected life of five years.

Had compensation expense been determined consistent with the fair value method, utilizing the assumptions set forth above and amortized over the vesting period, the Company’s pro forma net loss would have been reported as follows:

	Three months ended
	April 3, 2005	March 31, 2004
	(in thousands)
Net loss attributable to common stockholders as reported	$(206)	$(15,018)
Add stock compensation included in reported net loss	437	—
Deduct stock compensation determined under fair value based method for all awards	(434)	—
Tax effect	—	—

Pro forma net loss attributable to common stockholders	$(203)	$(15,018)

Basic and diluted loss per share, as reported	$(0.01)	$(6,155.41)
Pro forma net loss per share, basic and diluted	$(0.01)	$(6,155.41)

The effective date for the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), has been delayed to the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The Company plans to adopt SFAS No. 123(R) in the first quarter of 2006.

(5) Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that would occur if options or other contracts to issue common stock were exercised or converted into common stock.

The impact of outstanding stock options and warrants to purchase 1,855,942 shares of COMSYS common stock are excluded from the computation of diluted loss per share because their effect is antidilutive.

(6) Commitments and Contingencies

The Company leases various office space and equipment under noncancelable operating leases expiring through 2114. The Company has also entered into employment agreements with certain of its executives covering, among other things, base compensation, incentive bonus determinations and payments in the event of termination or a change in control of the Company.

In connection with the merger and the sale of Venturi’s commercial staffing business, the Company placed $2.5 million in cash and 187,556 shares of its common stock in escrow pending the final determination of certain state tax and unclaimed property assessments. Management cannot ascertain at this time what the final outcome of those assessments will be in the aggregate. Accordingly, the purchase price allocation related to the merger is subject to finalization. The cash in escrow is reflected in the unaudited consolidated balance sheets as restricted cash.

The Company is a defendant in various lawsuits and claims arising in the normal course of business and is defending them vigorously. While the results of litigation cannot be predicted with certainty, management believes the final outcome of such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

(7) Comprehensive Income

The following sets forth the amount of comprehensive income of the Company for the periods indicated.

	Three months ended
	April 3, 2005	March 31, 2004
	(in thousands)
Net loss	$(206)	$(15,018)
Net unrealized gain on change in fair values of derivative instruments	319	—

Total comprehensive income	$113	$(15,018)

(8) Subsequent Event — Proposed Public Offering of Stock

On April 4, 2005, the Company filed a registration statement with the Securities and Exchange Commission for a proposed public offering of its common stock. A portion of the shares will be issued and sold by the Company and a portion will be sold by certain stockholders of the Company. The Company has not yet determined the number of shares to be offered or the price range for the offering. The registration statement has not yet become effective. The shares will be offered for sale in an underwritten offering after the registration statement becomes effective.

The Company intends to use the net proceeds from the proposed offering to redeem all of COMSYS’ outstanding Series A-1 redeemable preferred stock and to repay approximately $25.0 million of outstanding principal and interest under the second lien term loan. Any additional proceeds (including any proceeds from any exercise by the underwriters of their overallotment option) will be used to pay down the balance on the revolver, which will provide additional liquidity that can be used for general corporate purposes, including working capital and potential acquisitions of, or investments in, companies, technologies, products or assets that complement the Company’s business. COMSYS will not receive any proceeds from the sale of shares by the selling stockholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere in this report, as well our audited consolidated financial statements and related notes appearing in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Forward-Looking Information” elsewhere in this report and in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005. For accounting purposes, the merger of Old COMSYS with Venturi was treated as a reverse merger in which Old COMSYS was deemed to be the acquirer. The financial data and discussion and analysis set forth below relating to all periods prior to the merger on September 30, 2004 reflect the historical results of Old COMSYS. The financial data and discussion and analysis set forth below relating to periods subsequent to September 30, 2004 reflect the financial results of COMSYS after giving effect to the merger and include Venturi’s results of operations from the effective date of the merger. In light of the merger of Old COMSYS and Venturi, the historical data presented below is not necessarily indicative of future results.

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

Recently we have seen signs of growth in the industry, which can be attributed to an improvement in general economic conditions. We believe that a continuation of the recent economic recovery will drive a renewed need for IT investments and initiatives by corporate clients. We expect this increase in IT spending, combined with the need to maintain financial flexibility by using variable workforce strategies, to result in increased demand for our services.

Since the beginning of the third quarter of 2003, our headcount numbers have been trending upward, reflecting an increase in the commencement of new projects, a decline in project postponements and cancellations and an improving economy. Our billable consultant headcount increased from approximately 2,800 for Old COMSYS at March 31, 2004 to approximately 3,000 for Old COMSYS prior to the merger on September 30, 2004. At January 2, 2005, billable headcount was approximately 4,900, and it was approximately 4,800 at April 3, 2005. If general economic conditions continue to improve, we expect consultant headcount to increase during 2005.

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

Our principal operating expenses include cost of services and selling, general and administrative expenses. Cost of services is comprised primarily of the costs of consultant labor, including employees, subcontractors and independent contractors, and related employee benefits. Approximately 70% of our consultants are employees, and the remainder are subcontractors and independent contractors. We compensate most of our consultants only for the hours that we bill to our clients, which allows us to better match our labor costs with our revenue generation. With respect to our consultant employees, we are responsible for employment-related taxes, medical and health care costs, and workers’ compensation. Labor costs are sensitive to shifts in the supply and demand of IT professionals, as well as increases in the costs of benefits and taxes.

The principal components of selling, general and administrative expenses are salaries, selling commissions, advertising, lead generation and other marketing costs and branch office expenses. Our branch office network allows us to leverage certain selling, general and administrative expenses, such as advertising and back office functions.

Our infrastructure includes a shared services operation in Phoenix, Arizona for all of our back office functions, including payroll, billing, accounts payable, collections and financial reporting. This single site, shared services operation is the platform for providing high quality service to our customers and enables us to integrate acquisitions rapidly while reducing corporate overhead and other expenses. We also have a proprietary, web-enabled front-office system (FOX) that facilitates the identification, qualification and placement of consultants in a timely manner. We also maintain a national recruiting center, a centralized call center for setting sales appointments and a centralized proposals and contract services department. We expect that this scalable infrastructure will facilitate our internal growth strategy and allow us to integrate acquisitions rapidly.

The Merger

On September 30, 2004, Old COMSYS completed a merger transaction with Venturi, a publicly traded IT and commercial staffing company, in which COMSYS Holding was merged with a wholly owned subsidiary of Venturi. Concurrent with the merger, we sold Venturi’s commercial staffing business for $30.3 million in cash and the assumption of approximately $700,000 in liabilities. At the effective time of the merger, we changed our name to COMSYS IT Partners, Inc. and issued new shares of our common stock to the stockholders of Old COMSYS, resulting in such stockholders owning approximately 55.4% of our outstanding common stock on a fully diluted basis. Since former Old COMSYS stockholders own a majority of our outstanding common stock as a result of the merger, Old COMSYS is deemed the acquiring company for accounting and financial reporting purposes.

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

•	consolidation of all 17 duplicate branch offices;

•	deployment of our proprietary front office information system (FOX) to the Venturi branch offices;

•	standardization of compensation plans for all account managers, recruiters and managing directors;

•	implementation of common health care and 401(k) programs;

•	transition of the Old COMSYS back office information system to Venturi’s PeopleSoft system and transition of legacy Venturi back office and accounting processes to our shared services operation located in Phoenix, Arizona, together resulting in the consolidation of all of our back office operations for COMSYS, including payroll, billing, accounts payable, collections and financial reporting; and

•	elimination of approximately 169 duplicative staff positions, with another 16 positions to be eliminated in the second quarter of 2005.

Results of Operations

The following table sets forth the percentage relationship to revenues of certain items included in our consolidated statements of operations:

	Fiscal quarter ended(1)
	April 3, 2005	March 31, 2004
Revenues	100.0%	100.0%
Cost of services	77.2	76.5

Gross profit	22.8	23.5
Selling, general and administrative expenses	16.6	18.7
Restructuring and integration costs	2.1	—
Stock based compensation expense	0.3	—
Depreciation and amortization	1.5	4.5

	20.5	23.2

Operating income	2.3	0.3
Interest expense and other expenses, net	2.4	17.2
Income tax expense	—	—

Net loss	(0.1%)	(16.9%)

Billable headcount at end of period	4,794	2,835

(1)	Historically, Old COMSYS’ fiscal quarters ended with calendar quarters, while Venturi’s first three fiscal quarters were each equal to 13 calendar weeks (ending on a Sunday). In connection with the merger, we adopted Venturi’s fiscal accounting periods. Accordingly, our first fiscal quarter ended on April 3, 2005.

Quarter Ended April 3, 2005 Versus Quarter Ended March 31, 2004

We recorded operating income of $3.7 million and a net loss of $206,000 in the first quarter of 2005 compared to operating income of $231,000 and a net loss of $15.0 million in the first quarter of 2004. The increase in operating income was due primarily to the merger with Venturi as well as a general improvement in the Company’s operating results subsequent to the first quarter of 2004. A decrease in net interest expense of $11.2 million from the first quarter of 2004 to the first quarter of 2005, which was due primarily to the redemption of Old COMSYS mandatorily redeemable preferred stock in connection with the merger, also contributed to the improvement in our results of operations. See “—Interest Expense.”

Revenues. Revenues for the first quarter of 2005 and the first quarter of 2004 were $165.0 million and $88.9 million, respectively, representing an increase of 85.6%. The increase for the first quarter of 2005 was due to revenues from our combined operations following the merger and overall economic growth. Billable headcount was 4,794 as of April 3, 2005 compared to Old COMSYS’ billable headcount of 2,835 as of March 31, 2004. In addition, fee revenues from our vendor management services increased 82.5% to $2.7 million for the three months ended April 3, 2005 compared to $1.5 million for Old COMSYS for the three months ended March 31, 2004. This increase was due to the merger and growth in vendor management programs.

Our revenue growth was driven by our clients in the financial services and telecommunications industry sectors. Revenues from the financial services sector increased by $21.8 million, or 72.2% in the first quarter of 2005 compared to the first quarter of 2004 and accounted for 31.9% of our revenues in the first quarter of 2005 compared to 34.0% of Old COMSYS’ revenues in the first quarter of 2004. Revenues from the telecommunications sector increased over the same period by $2.1 million, or 10.2%, but declined as a percentage of total revenues from 22.8% of Old COMSYS’ first quarter 2004 revenues to 13.7% of our first quarter 2005 revenues as we diversified our client base following the merger.

Cost of Services. Cost of services for the first quarter of 2005 and first quarter of 2004 were $127.4 million and $68.0 million, respectively, representing an increase of 87.3%. The increase for the first quarter of 2005 was due to our combined operations following the merger. Cost of services as a percentage of revenue increased to 77.2% in the first quarter of 2005 from 76.5% in the first quarter of 2004. The increase in cost of services as a percentage of revenue was primarily due to increases in state unemployment taxes and health care expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the first quarter of 2005 and first quarter of 2004 were $27.5 million and $16.6 million, respectively, representing an increase of 65.4%. The increase was due to our combined operations following the merger. As a percentage of revenue, selling, general and administrative expenses decreased to 16.6% in the first quarter of 2005 from 18.7% in the first quarter of 2004. The decrease as a percentage of revenue was due to the elimination of duplicative office space and staff positions following the merger and our ability to leverage fixed overhead costs over an expanding revenue base.

Restructuring and Integration Costs. For the three months ended April 3, 2005, we recorded restructuring and integration costs of $3.4 million, which represent services provided by third parties to integrate back office systems and transition costs related to duplicative leases.

The following is an analysis of the restructuring reserve for the quarter ended April 3, 2005 (in thousands):

	Employee severance	Lease costs	Professional fees	Total
Balance, January 2, 2005	$2,119	$7,986	$48	$10,153
Charges	—	—	—	—
Cash payments	(850)	(960)	(48)	(1,858)

Balance, April 3, 2005	$1,269	$7,026	$—	$8,295

Stock Based Compensation. Stock based compensation expense in the first quarter of 2005 was $437,000, which represents amortization of deferred stock based compensation. See Note 4 to the unaudited consolidated financial statements included elsewhere in this report.

Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation of our fixed assets and amortization of our customer base and contract cost intangible assets. For the first quarter of 2005 and the first quarter of 2004, depreciation and amortization expense was $2.5 million and $4.0 million, respectively, representing a decrease of 38.0%. This decline was due primarily to certain intangible assets becoming fully amortized subsequent to March 31, 2004.

Interest Expense. Interest expense was $4.0 million and $15.2 million in the first quarter of 2005 and the first quarter of 2004, respectively, a decrease of $11.2 million which was due to the redemption of Old COMSYS’ preferred stock in connection with the merger. On July 1, 2003, we adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which requires that dividends on mandatorily redeemable preferred stock be recorded as interest expense. SFAS No. 150 applies to COMSYS’ mandatorily redeemable preferred stock and, as a result, interest expense includes dividends in the amount of $10.9 million in the first quarter of 2004 compared to $843,000 in the first quarter of 2005. Net interest expense on borrowings under our credit facilities was $3.2 million in the first quarter of 2005 compared to $4.3 million in the first quarter of 2004. The decrease was due to the repayment of $64.8 million of senior subordinated notes in the third quarter of 2004 with a weighted average interest rate of 16.6% at March 31, 2004 and the repayment of a $7.8 million interest deferred note with an interest rate of 11.0%, compounded quarterly. The increase in borrowings under the new senior credit facility entered into in connection with the merger were offset by more favorable interest rates on this facility. See “Liquidity and Capital Resources—Overview.”

Provision for Income Taxes. As of January 2, 2005 and April 3, 2005, we had net deferred tax assets of approximately $82.2 million and had recorded a reserve against those net assets due to the uncertainty related to the realization of these amounts. Net operating loss carryforwards from prior years will offset any tax provision generated during the current year.

Liquidity and Capital Resources

Overview

Old COMSYS had historically financed its operations through internally generated funds, the issuance of preferred stock and borrowings under its credit facilities. At April 3, 2005, we had net working capital of $28.8 million compared to net working capital of $19.1 million at January 2, 2005.

On September 30, 2004, in conjunction with the merger with Venturi, we issued $22.4 million of mandatorily redeemable preferred stock and entered into a new senior credit facility with Merrill Lynch Capital and a syndicate of lenders (the “senior credit agreement”) that replaced our prior credit facility. The senior credit agreement provides for borrowings of up to $100.0 million under a revolving line of credit (the “revolver”) and a $15.0 million term loan payable in eight quarterly installments (the “senior term loan”). At the same time, we borrowed $70.0 million under a second lien term loan credit agreement with Merrill Lynch Capital, Heritage Bank, SSB and a syndicate of lenders (the “second lien term loan”).

Borrowings under the revolver are limited to 85% of eligible accounts receivable, as defined, reduced by the amount of outstanding letters of credit and designated reserves. At September 30, 2004, these designated reserves were a minimum availability reserve of $5.0 million and a restructuring reserve of $22.9 million intended to fund certain liabilities of Venturi as of September 30, 2004, purchase accounting reserves established in connection with the merger and the estimated cash outlays related to restructuring and transition costs associated with the merger that were not eligible for accrual in the purchase price allocation (comprised primarily of expenses related to duplicative leases, redundant headcount, severance arrangements, asset write-

offs and integration services provided by third parties). Interest on the revolver and senior term loan is based on LIBOR plus a margin, which on the revolver is 2.25% or 2.50%, depending upon our ratio of total debt to adjusted EBITDA, as defined in the senior credit agreement, and which is 3.00% for the senior term loan. At our election, interest on the revolver and senior term loan may be based on the prime rate plus a margin, which on the revolver is 1.25% or 1.50%, depending upon our ratio of total debt to adjusted EBITDA, and which is 2.00% for the senior term loan. The senior credit agreement is secured by a pledge of the stock of our subsidiaries and a lien on the assets of our subsidiaries and expires in September 2009. At April 3, 2005, we had outstanding borrowings of $67.2 million under the revolver at interest rates ranging from 5.00% to 7.25% per annum (weighted average rate of 5.48%) and borrowing availability under the revolver of $23.5 million for general corporate purposes and an additional $1.1 million for merger integration costs. The principal balance of the senior term loan on that date was $11.3 million with tranches bearing interest ranging from 5.50% to 7.75% per annum (weighted average rate of 5.55%). Our borrowing availability at April 3, 2005 was reduced from $29.3 million at January 2, 2005 due to delayed billings to customers that occurred in February 2005 as a result of the transition of Old COMSYS’ back office information systems to Venturi’s PeopleSoft system. Our customer billings returned to normal cycles in March 2005. We believe that borrowing availability will return to year-end 2004 levels during the second quarter of 2005.

The second lien term loan bears interest at the prime rate plus a margin of 6.50% or, at our election, LIBOR plus a margin of 7.50%. The principal balance of the second lien term loan was $70.0 million as of April 3, 2005, and the interest rate on the loan was 10.0%. The second lien term loan is secured by a second lien position in the stock and assets of our subsidiaries and matures on April 30, 2010. Prepayment of principal will be required under the senior term loan, the revolver and the second lien term loan in certain circumstances.

We pay a fee on outstanding letters of credit equal to the LIBOR margin then applicable to the revolver. As of April 3, 2005, our outstanding letters of credit totaled $3.3 million and the fee was 2.50% per annum. We also pay commitment fees of 0.50% per annum on the unused portion of the revolver.

Effective February 22, 2005, we entered into an interest rate swap and an interest rate cap that together effectively convert $40.0 million of variable rate debt to modified fixed rate debt through September 20, 2009, thus potentially reducing the impact of changes in interest rates on future interest expense. The swap and the cap are designated as cash flow hedges of the variable LIBOR-based interest payments on $40.0 million of borrowings under the senior credit agreement and, as such, are carried at fair value. The swap is based on a $20.0 million notional amount at a rate of 4.59%, and the cap is based on a $20.0 million notional amount at a rate of 4.50%. The net fair value of the interest rate swap and cap is reflected in our consolidated balance sheet at April 3, 2005 as a noncurrent asset with an offset to accumulated other comprehensive income of $319,000.

The following table summarizes our cash flow activity during the periods indicated (in thousands):

	Three months ended
	April 3, 2005	March 31, 2004
Net cash used in operating activities	$(6,285)	$(575)
Net cash used in investing activities	(2,119)	(560)
Net cash provided by financing activities	8,404	1,135

Net increase in cash	$—	$—

Cash used in operating activities in the first quarter of 2005 was $6.3 million compared to $575,000 in the first quarter of 2004. Cash used in operating activities in the first quarter of 2005 included an increase in accounts receivable of $14.1 million compared to $7.5 million in the prior year period. This increase was due to revenue growth as well as the delayed billings resulting from the back office transition referred to above.

Cash flows from operating activities were affected by the timing of cash receipts and disbursements and working capital requirements related to the growth in revenue.

Cash used in investing activities in the first quarter of 2005 was $2.1 million compared to $560,000 for the same period in 2004. The increase was due to an increase in capital expenditures related to computer systems and leasehold improvements.

Cash provided by financing activities was $8.4 million for three months ended April 3, 2005, representing primarily net borrowings under the senior credit agreement of $8.3 million to fund operating and investing activities. For the three months ended March 31, 2004, net cash provided by financing activities was $1.1 million, which represented net borrowings under Old COMSYS’ prior credit facility of $1.6 million less financing costs and advances to stockholders.

On April 4, 2005, the Company filed a registration statement with the Securities and Exchange Commission for a proposed public offering of its common stock. A portion of the shares will be issued and sold by the Company, and a portion will be sold by certain stockholders of the Company. The Company has not yet determined the number of shares to be offered or the price range for the offering, and the registration statement has not yet become effective. The shares will be offered for sale in an underwritten offering after the registration statement becomes effective. The Company intends to use the net proceeds from the proposed offering to redeem all of our outstanding Series A-1 redeemable preferred stock and to repay approximately $25.0 million of outstanding principal and interest under the second lien term loan. Any additional proceeds (including any proceeds from any exercise by the underwriters of their overallotment option) will be used to pay down the balance on the revolver, which will provide additional liquidity that can be used for general corporate purposes, including working capital and potential acquisitions of, or investments in, companies, technologies, products or assets that complement our business. We will not receive any proceeds from the sale of shares by the selling stockholders.

In the three months ended April 3, 2005, we incurred $2.0 million in capital expenditures for computer systems and leasehold improvements and $3.4 million in expenditures for merger integration costs. Capital expenditure requirements, primarily for software upgrades to our PeopleSoft system, hardware for our internal information systems and leasehold improvements, are currently expected to be approximately $4.5 million for the remainder of 2005. In addition, we expect to incur an additional $1.1 million in expenditures for merger integration costs for the remainder of 2005. We anticipate that our capital requirements for the remainder of fiscal 2005 will be satisfied through a combination of cash flow from operations and borrowings under our revolver.

Pursuant to the terms of the revolver, we maintain a zero balance in our cash accounts. Any excess cash in our accounts is swept on a daily basis and applied to repay borrowings under the revolver, and any cash needs are satisfied through borrowings under the revolver.

Since May 13, 2004, our common stock has traded on the NASDAQ National Market. Following our name change in connection with our merger with Old COMSYS in September 2004, our common stock has traded under the symbol “CITP”.

Debt Compliance

Our ability to continue operating is largely dependent upon our ability to maintain compliance with the financial covenants of our credit facilities. Both the senior credit agreement and second lien term loan contain customary covenants and events of default, including the maintenance of fixed charge coverage ratios, total debt to adjusted EBITDA ratios and minimum levels of EBITDA, all as defined in the agreements. As of April 3, 2005, we were in compliance with all covenant requirements under the senior credit agreement and the second lien term loan, and we believe we will be able to comply with these covenants during the remainder of fiscal year 2005.

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

Recoverability of Goodwill and Other Intangible Assets

Effective at the beginning of 2002, Old COMSYS adopted SFAS No. 142, Goodwill and Other Intangible Assets, which established a new method for testing goodwill and other intangible assets for impairment using a fair value based approach. Under the new standard, goodwill and other intangible assets with indefinite lives are no longer amortized as was previously required, but are tested annually for impairment, unless an event occurs or circumstances change during the year that reduce or may reduce the fair value of the reporting unit below its book value, in which case an impairment charge may be required during the year. The annual test, which we perform on October 1st, requires estimates and judgments by management to determine valuations for each reporting unit. Although we believe our assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially affect our reported financial results. Different assumptions related to future cash flows, operating margins, growth rates and discount rates could result in an impairment charge, which would be recognized as a non-cash charge to operating income and a reduction in asset values on our balance sheet. We recorded impairment charges in 2002 totaling $152.7 million and recorded no impairment charges in 2003 or 2004. At April 3, 2005 and January 2, 2005, total goodwill was $153.7 million.

Our intangible assets other than goodwill represent contract costs and a customer base and are amortized over the respective contract terms or estimated life of the customer base, ranging from two to five years. At

April 3, 2005 and January 2, 2005, net intangible assets were $6.7 million and $7.1 million, respectively. In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, we evaluate the recoverability and estimated useful lives of such assets. The estimated future undiscounted cash flows associated with the assets are compared to the assets’ carrying amount to determine if a write-down to fair value is necessary. We believe that all of our long-lived assets are fully realizable as of April 3, 2005.

Collectibility of Accounts Receivable

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain allowances for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Further, we monitor current economic trends that might impact the level of credit losses in the future. Since we cannot predict with certainty future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. Additional allowances may be required if the economy or the financial condition of our customers deteriorates. If we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which we made such a determination. As of April 3, 2005 and January 2, 2005, the allowance for uncollectible accounts receivable was $3.7 million and $3.2 million, respectively.

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

Derivatives

We are a party to an interest rate swap and an interest rate cap that mature in September 2009 and are designated as cash flow hedges under the provisions of SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities. The combined net fair value of the swap and cap is recorded on our consolidated balance sheet at April 3, 2005 as an asset in the amount of $319,000. The estimated fair values of derivatives used to hedge our interest rate risk, which have been provided to us by Merrill Lynch Capital, fluctuate over time and should be viewed in relation to the underlying hedging transaction and the overall management of our exposure to fluctuations in the underlying risk.

The offsetting amount for the net fair value of our interest rate swap and cap is recorded in other comprehensive income within the equity section of our consolidated balance sheet. Upon termination, the associated balance in other comprehensive income is amortized to earnings as the hedged cash flows occur. Any ineffectiveness present in our cash flow hedges will be recognized immediately in earnings without offset. There was no significant ineffectiveness in the first quarter of 2005.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) will require us to, among other things, measure all employee stock based compensation awards using a fair value method and record such expense in our consolidated financial statements. The provisions of SFAS 123(R) are effective for the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005; therefore, we will adopt the new requirements no later than the beginning of our first quarter of fiscal 2006. Adoption of the expensing requirements may reduce our reported earnings. Management is currently evaluating the specific impacts of adoption, which include whether we should adopt the requirements on a retrospective basis and which valuation model is most appropriate.

FORWARD-LOOKING INFORMATION

Our disclosure and analysis in this report, including information incorporated by reference, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to the financial condition, results of operations, plans, objectives, future performance and business of COMSYS and its subsidiaries, as well as those relating to the merger on September 30, 2004 of Old COMSYS and Venturi. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All statements other than statements of historical facts included in, or incorporated into, this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements.

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

Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in this section and elsewhere in this report, as well as the factors listed in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Outstanding debt under our senior and term loan credit agreements at April 3, 2005 was $148.4 million. Interest on borrowings under these facilities is based on the prime rate or LIBOR plus a variable margin. Based on the outstanding balance at April 3, 2005, a change of 1% in the interest rate would cause a change in interest expense of approximately $1.48 million on an annual basis.

We have historically been subject to market risk on all or a part of our borrowings under bank credit lines, which have variable interest rates. Effective February 22, 2005, we entered into an interest rate swap and an interest rate cap. The swap agreement and cap agreement are contracts to effectively exchange variable interest rate payments for fixed rate payments over the life of the instrument. The notional amount is used to measure interest to be paid or received and does not represent the exposure to credit loss. The purpose of the swap and cap is to limit our exposure to increases in interest rates on the notional amount of bank borrowings over the term of the swap and cap. The swap is based on a $20.0 million notional amount at a rate of 4.59%, and the cap is based on a $20.0 million notional amount at a rate of 4.50%.

The interest rate swap and cap are recorded at fair value, based on an amount estimated by Merrill Lynch Capital, which represents the amount that Merrill Lynch Capital would have paid us at April 3, 2005 if the swap and cap had been terminated at that date. The combined net fair value at April 3, 2005 is $319,000, which is included in our consolidated balance sheet in noncurrent assets, with an offset to accumulated other comprehensive income.

ITEM 4. CONTROLS AND PROCEDURES

As of April 3, 2005, our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Offer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Following the merger of Venturi and Old COMSYS on September 30, 2004, as part of our integration of the two businesses, we began the process of transitioning Old COMSYS’ back office information system to Venturi’s PeopleSoft system and consolidating Venturi’s disparate back office operations, including payroll, billing, accounts payable, collections and financial reporting, to Old COMSYS’ shared services center located in Phoenix, Arizona. This transition has continued throughout the first quarter of fiscal 2005. Other than changes relating to this transition, there has been no change in our internal control over financial reporting during the fiscal quarter ended April 3, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 5. OTHER INFORMATION

(a) On May 4, 2005, the Company entered into (i) the Consent and Third Amendment to Credit Agreement among COMSYS Services LLC, COMSYS Information Technology Services, Inc., the Company, PFI Corp., Merrill Lynch Capital, as Administrative Agent, ING Capital LLC, as Documentation Agent, GMAC Commercial Finance LLC, as Syndication Agent, and the lenders from time to time party thereto, and (ii) the Consent and Second Amendment to Term Loan Credit Agreement among COMSYS Services LLC, COMSYS Information Technology Services, Inc., the Company, PFI Corp., Merrill Lynch Capital, as Administrative Agent, Heritage Bank, SSB, as Collateral Agent, and the lenders from time to time party thereto. The amendments to these credit facilities were entered into in connection with the pending offering of the Company’s common stock pursuant to the Registration Statement on Form S-1 filed with the SEC on April 4, 2005. The Company expects to use the proceeds of such offering to, among other things, (i) redeem all of the Company’s outstanding shares of Series A-1 redeemable preferred stock at an estimated aggregate cost of $25.0 million and (ii) repay approximately $25.0 million of outstanding principal and interest under the Company’s second lien term loan, as more fully described in the Registration Statement on Form S-1 referenced above. Pursuant to the amendments to these credit facilities, the lenders and agents thereunder consented to the Series A-1 preferred stock redemption and the second lien term loan prepayment as described above. Under these amendments, the lenders and agents also consented to the Company’s use of any remaining proceeds to pay all accrued and unpaid interest on such prepaid principal and any applicable prepayment premiums associated therewith and to repay revolving loans.

Merrill Lynch Capital, a lender and an agent under these credit facilities, is an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated, which serves as one of the underwriters with respect to the Company’s offering pursuant to the Registration Statement on Form S-1 referenced above.

ITEM 6. EXHIBITS

Each exhibit identified below is filed as part of this report. Exhibits designated with an “*” are filed as an exhibit to this Quarterly Report on Form 10-Q. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

Exhibit Number	Description

2.1	Amendment to Stock Purchase Agreement dated as of March 28, 2005, among the Company, PFI Corp. and CBS Personnel Holdings, Inc. (formerly known as Compass CS, Inc.) (incorporated by reference to Exhibit 2.4 to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2005).
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2004).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.21 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2004).
3.3	First Amendment, effective April 28, 2005, to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2004).
4.1	Registration Rights Agreement, dated as of September 30, 2004, by and among the Company and the stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A/A filed with the SEC on November 2, 2004).
4.2*	Amendment No. 1, effective April 1, 2005, to Registration Rights Agreement, dated as of September 30, 2004, by and among the Company and the stockholders party thereto.

Exhibit Number	Description
4.3	Amended and Restated Registration Rights Agreement, dated as of September 30, 2004, by and among the Registrant and the stockholders party thereto (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A filed with the SEC on November 2, 2004).
4.4*	Amendment No. 1, effective April 1, 2005, to Amended and Restated Registration Rights Agreement, dated as of September 30, 2004, by and among the Company and the stockholders party thereto.
10.1+	Separation Agreement dated January 24, 2005 between the Company and Tom Stafford (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2005).
10.2+	Form of Indemnification Agreement with directors and executive officers of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2004).
10.3*	Consent and Second Amendment to Term Loan Credit Agreement dated May 4, 2005 among COMSYS Services LLC, COMSYS Information Technology Services, Inc., the Company, PFI Corp., Merrill Lynch Capital, as Administrative Agent, Heritage Bank, SSB, as Collateral Agent, and the lenders from time to time party thereto.
10.4*	Consent and Third Amendment to Credit Agreement dated May 4, 2005 among COMSYS Services LLC, COMSYS Information Technology Services, Inc., the Company, PFI Corp., Merrill Lynch Capital, as Administrative Agent, ING Capital LLC, as Documentation Agent, GMAC Commercial Finance LLC, as Syndication Agent, and the lenders from time to time party thereto.
31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certifications of Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSYS IT PARTNERS, INC. (Registrant)

Date: May 6, 2005	By:	/S/ MICHAEL T. WILLIS
Michael T. Willis President and Chief Executive Officer

Date: May 6, 2005	By:	/S/ JOSEPH C. TUSA, JR.
Joseph C. Tusa, Jr. Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Amendment to Stock Purchase Agreement dated as of March 28, 2005, among the Company, PFI Corp. and CBS Personnel Holdings, Inc. (formerly known as Compass CS, Inc.) (incorporated by reference to Exhibit 2.4 to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2005).
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2004).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.21 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2004).
3.3	First Amendment, effective April 28, 2005, to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2004).
4.1	Registration Rights Agreement, dated as of September 30, 2004, by and among the Company and the stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A/A filed with the SEC on November 2, 2004).
4.2*	Amendment No. 1, effective April 1, 2005, to Registration Rights Agreement, dated as of September 30, 2004, by and among the Company and the stockholders party thereto.
4.3	Amended and Restated Registration Rights Agreement, dated as of September 30, 2004, by and among the Registrant and the stockholders party thereto (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A filed with the SEC on November 2, 2004).
4.4*	Amendment No. 1, effective April 1, 2005, to Amended and Restated Registration Rights Agreement, dated as of September 30, 2004, by and among the Company and the stockholders party thereto.
10.1+	Separation Agreement dated January 24, 2005 between the Company and Tom Stafford (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2005).
10.2+	Form of Indemnification Agreement with directors and executive officers of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2004).
10.3*	Consent and Second Amendment to Term Loan Credit Agreement dated May 4, 2005 among COMSYS Services LLC, COMSYS Information Technology Services, Inc., the Company, PFI Corp., Merrill Lynch Capital, as Administrative Agent, Heritage Bank, SSB, as Collateral Agent, and the lenders from time to time party thereto.
10.4*	Consent and Third Amendment to Credit Agreement dated May 4, 2005 among COMSYS Services LLC, COMSYS Information Technology Services, Inc., the Company, PFI Corp., Merrill Lynch Capital, as Administrative Agent, ING Capital LLC, as Documentation Agent, GMAC Commercial Finance LLC, as Syndication Agent, and the lenders from time to time party thereto.
31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certifications of Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

* Filed herewith.

+Management contract or compensatory plan or arrangement.