Form 10-Q
period 2005-07-03
COMSYS IT PARTNERS INC
filed 2005-08-17
CIK 948850

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of August 16, 2005, 15,666,304 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

COMSYS IT PARTNERS, INC.

ITEM 1. FINANCIAL STATEMENTS

COMSYS IT Partners, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

For the Three and Six Months Ended July 3, 2005 and June 30, 2004

(in thousands, except per share data)

	Three months ended		Six months ended
	July 3, 2005	June 30, 2004	July 3, 2005	June 30, 2004
Revenues from services	$162,185	$90,538	$327,138	$179,396
Cost of services	124,647	68,928	252,013	136,931

Gross profit	37,538	21,610	75,125	42,465

Operating expenses:
Selling, general and administrative	28,129	14,762	55,647	31,402
Restructuring and integration costs	424	—	3,852	—
Registration statement fees and expenses	950	—	950	—
Stock based compensation expense	439	—	876	—
Depreciation and amortization	2,515	3,952	4,986	7,936

	32,457	18,714	66,311	39,338

Operating income	5,081	2,896	8,814	3,127

Interest expense	4,348	15,600	8,374	30,849
Other (income) expense, net	4	(3)	(83)	(3)

Income (loss) before income taxes	729	(12,701)	523	(27,719)
Income tax expense	—	—	—	—

Net income (loss)	$729	$(12,701)	$523	$(27,719)

Basic earnings (loss) per common share	$0.05	$(5,205.33)	$0.03	$(11,360.74)
Diluted earnings (loss) per common share	$0.05	$(5,205.33)	$0.03	$(11,360.74)

Weighted average basic and diluted shares outstanding:
Basic	15,418	2.4	15,375	2.4
Diluted	16,154	2.4	15,956	2.4

The accompanying notes are an integral part of these statements.

COMSYS IT Partners, Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

At July 3, 2005 and January 2, 2005

(in thousands, except shares and par value)

	July 3, 2005	January 2, 2005
Assets
Current assets:
Accounts receivable, net of allowance of $4,445 and $3,195, respectively	$148,182	$131,445
Prepaid expenses and other	5,414	6,858

Total current assets	153,596	138,303

Fixed assets, net	14,650	14,076
Goodwill	154,154	153,677
Other intangible assets, net	5,537	7,137
Deferred financing costs, net	4,699	5,207
Restricted cash	2,500	2,500
Other	579	601

Total assets	$335,715	$321,501

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$81,292	$69,821
Accrued payroll and related taxes	26,916	28,522
Other	14,053	14,510
Interest payable	1,394	1,363
Current maturities of long-term debt	7,500	7,500

Total current liabilities	131,155	121,716

Senior credit facility	65,545	62,623
Second lien term loan	70,000	70,000
Mandatorily redeemable preferred stock	24,999	23,314
Other noncurrent liabilities	6,050	7,823

Total liabilities	297,749	285,476

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.01; 95,000,000 shares authorized and 15,558,655 and 15,515,155 shares outstanding at July 3, 2005 and January 2, 2005, respectively	155	155
Common stock warrant	5,361	5,361
Deferred stock compensation	(2,623)	(3,499)
Additional paid-in capital	168,626	168,242
Accumulated other comprehensive income	158	—
Accumulated deficit	(133,711)	(134,234)

Total stockholders’ equity	37,966	36,025

Total liabilities and stockholders’ equity	$335,715	$321,501

The accompanying notes are an integral part of these balance sheets.

COMSYS IT Partners, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended July 3, 2005 and June 30, 2004

(in thousands)

	Six months ended
	July 3, 2005	June 30, 2004
Cash flows from operating activities
Net income (loss)	$523	$(27,719)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,986	7,936
Provision for doubtful accounts	1,230	(1,802)
Stock based compensation expense	876	—
Loss on asset disposal	—	32
Amortization of deferred financing costs	548	1,025
Noncash interest expense, net	1,685	22,084
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(17,967)	472
Prepaid expenses and other	1,444	47
Accounts payable	11,471	(1,581)
Accrued payroll and related taxes	(1,606)	46
Other	(2,174)	2,186

Net cash provided by operating activities	1,016	2,726

Cash flows from investing activities
Capital expenditures	(3,914)	(1,248)
Cash paid for acquisitions	(348)	—
Cash paid for other noncurrent assets	(20)	(587)

Net cash used in investing activities	(4,282)	(1,835)

Cash flows from financing activities
Proceeds from long-term debt, net	6,672	117,950
Repayments of long-term debt	(3,750)	(117,901)
Exercise of stock options	384	—
Advances to stockholders	—	(709)
Cash paid for financing costs	(40)	(231)

Net cash provided by (used in) financing activities	3,266	(891)

Net increase in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental cash flow information
Interest paid	$5,976	$3,236

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

On September 30, 2004, COMSYS Holding, Inc. (“COMSYS Holding”) completed a merger transaction with Venturi Partners, Inc. (“Venturi”), a publicly-traded IT and commercial staffing company, in which COMSYS Holding merged with a subsidiary of Venturi (the “merger”). At the effective time of the merger, Venturi changed its name to COMSYS IT Partners, Inc. and issued new shares of its common stock to stockholders of COMSYS Holding, resulting in former COMSYS Holding stockholders owning approximately 55.4% of Venturi’s outstanding common stock on a fully diluted basis. Also on September 30, 2004, Venturi sold its commercial staffing business.

Accounting principles generally accepted in the United States of America require that one of the two companies in the transaction be designated as the acquirer for accounting purposes. Because former COMSYS Holding stockholders now own a majority of the outstanding common stock as a result of the merger, COMSYS Holding is deemed the acquiring company for accounting and financial reporting purposes. A majority of the initial board of directors of the Company are COMSYS Holding designees and most members of management are former COMSYS Holding employees. References to “Old COMSYS” refer to COMSYS Holding and its consolidated subsidiaries prior to the merger and references to “COMSYS” or “the Company” refer to COMSYS IT Partners, Inc. and its consolidated subsidiaries after the merger. References to “Venturi” refer to Venturi and its consolidated subsidiaries prior to the merger.

The financial results included in this report include only the historical results of Old COMSYS for the three and six months ended June 30, 2004. Financial results for the three and six months ended July 3, 2005 include the combined operations of Old COMSYS and Venturi. Following the merger, COMSYS adopted the fiscal accounting periods of Venturi. As a result, the Company’s fiscal year ends on the Sunday closest to December 31st and its first three fiscal quarters are each equal to 13 calendar weeks (ending on a Sunday). Prior to the merger, Old COMSYS’ fiscal quarters were consistent with calendar quarters and its fiscal year-end was December 31st.

All references to common stock, share and per share amounts have been retroactively restated to reflect the exchange ratio of .0001 of a share of COMSYS common stock for each share of COMSYS Holding common stock outstanding immediately prior to the merger as if the exchange had taken place as of the beginning of the earliest period presented.

Certain reclassifications of prior year’s balances have been made to conform to the current period presentation.

(2) Restructuring and Other Charges

In connection with the merger in 2004, the Company recorded reserves amounting to $17.2 million for severance payouts and the costs to exit duplicate office space. Of this amount, $12.5 million was related to the termination of Venturi employees and leases and was included in the purchase price allocation in accordance with Emerging Issues Task Force Issue No. 95-3, and $4.7 million was related primarily to terminated employees and leases of Old COMSYS and was charged to integration and restructuring expense in 2004. At July 3, 2005, $5.7 million remained of the reserves.

COMSYS IT Partners, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—Continued

The following is a summary of the liability for integration and restructuring costs for the six months ended July 3, 2005 (in thousands):

	Employee severance	Lease costs	Professional fees	Total
Balance, January 2, 2005	$2,234	$7,986	$48	$10,268
Adjustments	—	(1,346)	—	(1,346)
Charges	—	—	—	—
Cash payments	(1,379)	(1,794)	(48)	(3,221)

Balance, July 3, 2005	$855	$4,846	$—	$5,701

Of the remaining balance at July 3, 2005, COMSYS expects to pay approximately $2.4 million in the remainder of fiscal 2005 and the balance, which consists primarily of lease payments, over the following seven years. The Company recorded an adjustment in the second quarter of 2005 in the amount of $1.3 million, of which $584,000 was included as an offset in integration and restructuring expense and $762,000 was recorded as an adjustment to goodwill. These adjustments resulted from the sublease of three offices and the termination of two leases.

For the six months ended July 3, 2005, the Company recorded restructuring and integration costs of $3.9 million, reflecting integration services provided by third parties and transition costs related to duplicative leases and integration of back-office systems.

In connection with the merger in 2004, the Company recorded an aggregate of $14.2 million for restructuring and integration costs during the fiscal quarters ended January 2, 2005, April 3, 2005 and July 3, 2005. This amount includes $424,000 recorded in the second quarter of 2005, comprised of expenses of $1.0 million net of the aforementioned adjustment to the reserve for lease termination costs in the amount of $584,000. Included in restructuring and integration costs in the second quarter of 2005 are expenses of $236,000 and $164,000 that pertain to the quarters ended January 2, 2005 and April 3, 2005, respectively.

(3) Long-Term Debt

Long-term debt consisted of the following:

	July 3, 2005	January 2, 2005
	(In thousands)
Debt outstanding under credit facilities:
Senior credit facility—revolver	$63,670	$56,998
Senior credit facility—senior term loan	9,375	13,125
Second lien term loan	70,000	70,000

	143,045	140,123
Less current maturities	7,500	7,500

Long-term obligations, excluding current maturities	$135,545	$132,623

Effective September 30, 2004, in conjunction with the merger, COMSYS entered into a new senior credit facility with Merrill Lynch Capital and a syndicate of lenders (the “senior credit agreement”) that replaced Old COMSYS’ prior credit arrangements. The senior credit agreement provides for borrowings of up to $100.0 million under a revolving line of credit (the “revolver”) and a $15 million term loan payable in eight quarterly installments (the “senior term loan”). At the same time, COMSYS borrowed $70 million under a second lien term loan credit agreement (the “second lien term loan credit agreement”) with Merrill Lynch Capital, Heritage Bank, SSB and a syndicate of lenders (the “second lien term loan”).

COMSYS IT Partners, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—Continued

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

At July 3, 2005, the Company had outstanding borrowings of $63.7 million under the revolver at interest rates ranging from 5.81% to 7.5% per annum (5.91% weighted average). The principal balance of the senior term loan was $9.4 million with tranches bearing interest rates ranging from 6.31% to 6.5% per annum (6.46% weighted average). At July 3, 2005, the Company had available borrowing capacity under the revolver in the amount of $28.0 million.

The second lien term loan bears interest at the prime rate plus a margin of 6.50% or, at our election, LIBOR plus a margin of 7.50%. The Company had outstanding borrowings of $70.0 million under the second lien term loan as of July 3, 2005, with interest rates ranging from 10.69% to 11.0% per annum (10.89% weighted average). The second lien term loan is secured by a second lien position in the stock and assets of the Company’s subsidiaries and matures on April 30, 2010.

The Company pays a fee on outstanding letters of credit equal to the LIBOR margin then applicable to the revolver. As of July 3, 2005, the Company’s outstanding letters of credit totaled $3.3 million and the fee was 2.50% per annum. The Company also pays commitment fees of 0.50% per annum on the unused portion of the revolver commitment.

Both the senior credit agreement and second lien term loan credit agreement contain customary covenants and events of default, including the maintenance of fixed charge coverage ratios, total debt to adjusted EBITDA ratios and minimum levels of EBITDA, all as defined in the agreements. As of July 3, 2005, COMSYS was in compliance with all covenant requirements and believes it will be able to comply with these covenants during the remainder of fiscal year 2005. These agreements also place restrictions on the Company’s ability to enter into certain transactions without the approval of the lenders, such as the payment of dividends, disposition and acquisition of assets and the assumption of contingent obligations.

Effective February 22, 2005, the Company entered into an interest rate swap and an interest rate cap that together effectively convert $40.0 million of variable rate debt to modified fixed rate debt through September 20, 2009, thus potentially reducing the impact of changes in interest rates on future interest expense. The swap and the cap are designated as cash flow hedges of the variable LIBOR-based interest payments on $40.0 million of borrowings under the senior credit agreement and, as such, are carried at fair value. The swap is based on a $20.0 million notional amount at a rate of 4.59%, and the cap is based on a $20.0 million notional amount at a rate of 4.50%. The net fair value of the interest rate swap and cap is reflected in the Company’s consolidated balance sheet at July 3, 2005 as a noncurrent asset with an offset to accumulated other comprehensive income of $4,000.

COMSYS IT Partners, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—Continued

(4) Stock Based Compensation

Effective with the merger, 1,000 shares of Class D Preferred Stock that were issued as of July 1, 2004 under the 2004 Management Incentive Plan (the “Plan”), which was adopted by Old COMSYS effective January 1, 2004, were exchanged for a total of 1,405,844 restricted shares of COMSYS common stock. One-third of these shares, or 468,615 shares, were vested at the merger date. Another 468,615 shares vest in equal installments of 156,205 shares on January 1st of each of the years 2005, 2006 and 2007, and the remaining 468,614 shares vest in equal annual installments if specified earnings targets are met for fiscal years 2004, 2005 and 2006, in each case subject to earlier vesting as discussed below. A total of 624,820 shares vested in fiscal 2004. The fair value of shares that will vest automatically with the passage of time, which amounted to $3.5 million at January 2, 2005, is recorded in stockholders’ equity as deferred stock compensation and is charged to expense throughout the vesting periods. The stock based compensation expense recognized during the six months ended July 3, 2005 was $876,000.

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

As of July 3, 2005, there were 995,596 options outstanding to purchase COMSYS stock under the Company’s various stock incentive plans with a fair value of approximately $13.2 million. Additionally, the 1,405,844 restricted common shares described above are outstanding at July 3, 2005 with a fair value of $24.1 million. The Company determined the fair value of these shares using the Black-Scholes option pricing model based on the following weighted average assumptions: risk-free interest rate of 3.8%; dividend yield of 0%; expected volatility of 81.38%; and a weighted average expected life of five years.

Had compensation expense been determined consistent with the fair value method, utilizing the assumptions set forth above and amortized over the vesting period, the Company’s pro forma net income (loss) would have been reported as follows:

	Three months ended		Six months ended
	July 3, 2005	June 30, 2004	July 3, 2005	June 30, 2004
	(In thousands, except per share data)
Net income (loss) attributable to common stockholders as reported	$729	$(12,701)	$523	$(27,719)
Add stock compensation included in reported net loss	439	—	876	—
Deduct stock compensation determined under fair value based method for all awards	(434)	—	(868)	—
Tax effect	—	—	—	—

Pro forma net income (loss) attributable to common stockholders	$734	$(12,701)	$531	$(27,719)

Basic and diluted earnings (loss) per share, as reported:	$0.05	$(5,205.33)	$0.03	$(11,360.74)
Pro forma net income (loss) per share, basic and diluted:	$0.05	$(5,205.33)	$0.03	$(11,360.74)

COMSYS IT Partners, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—Continued

(5) Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that would occur if options or other contracts to issue common stock were exercised or converted into common stock.

The computation of basic and diluted earnings (loss) per share is as follows:

	Three months ended		Six months ended
	July 3, 2005	June 30, 2004	July 3, 2005	June 30, 2004
	(In thousands, except shares and per share data)
Net income (loss)	$729	$(12,701)	$523	$(27,719)
Add preferred stock dividends not included in net income (loss)	—	—	—	—

Net income (loss) attributable to common stockholders	$729	$(12,701)	$523	$(27,719)

Weighted average common shares outstanding	15,418,268	2,440	15,375,109	2,440
Add: dilutive stock options and warrants	736,017	—	581,290	—

Diluted weighted average common shares outstanding	16,154,285	2,440	15,956,399	2,440

Basic and diluted earnings (loss) per share	$0.05	$(5,205.33)	$0.03	$(11,360.74)

Stock options to purchase 4,296 and 84 shares of common stock are excluded from the computation of diluted earnings (loss) per share in the 2005 and 2004 periods, respectively, because their effect is antidilutive.

In July of 2005, the Company issued 96,649 shares of its common stock to Bank of America Strategic Solutions, Inc. in connection with Bank of America Strategic Solution’s cashless exercise as of May 9, 2005 of warrants to purchase 211,474 shares of the Company’s common stock at the exercise price of $7.8025 per share. These shares are included in weighted average basic and diluted shares outstanding for the three months and six months ended July 3, 2005.

(6) Commitments and Contingencies

The Company leases various office space and equipment under noncancelable operating leases expiring through 2015. The Company has also entered into employment agreements with certain of its executives covering, among other things, base compensation, incentive bonus determinations and payments in the event of termination or a change in control of the Company.

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

COMSYS IT Partners, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—Continued

(7) Comprehensive Income

The following sets forth the amount of comprehensive income of the Company for the periods indicated.

	Three months ended		Six months ended
	July 3, 2005	June 30, 2004	July 3, 2005	June 30, 2004
	(In thousands)
Net income (loss)	$729	$(12,701)	$523	$(27,719)
Foreign currency translation adjustments	154		154
Net unrealized gain (loss) on change in fair values of derivative instruments	(315)	—	4	—

Total comprehensive income	$568	$(12,701)	$681	$(27,719)

(8) Subsequent Event

In July of 2005, the Company announced to its employees that it was reorganizing its management team as a final step in the process of integrating Venturi’s operations into COMSYS. This reorganization will result in the elimination of approximately 20 staff positions and, as a result, the Company will record a restructuring charge in its fiscal third quarter of $750,000 to accrue for severance payments.

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

The key elements of the integration of the legacy businesses of Old COMSYS and Venturi have been completed on or ahead of the original schedule. We believe this diminishes the business risks associated with the integration and accelerates the recognition of cost savings. Further, we have created a corporate infrastructure capable of supporting our internal growth strategy and future acquisitions. Since the closing of the merger, we have substantially completed the integration of the businesses of Old COMSYS and Venturi, resulting in:

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

•	elimination of approximately 170 duplicative staff positions.

In connection with the integration of the information systems, we continue to refine and correct processes related to billing, accounts payable, collections and financial reporting, which we expect to complete in the third fiscal quarter of 2005. Until such processes are fully refined and corrected, we may experience a delay in billing our customers and collections of accounts receivable, which could adversely affect our revenue and results of operations.

Results of Operations

The following table sets forth the percentage relationship to revenues of certain items included in our unaudited consolidated statements of operations:

	Three months ended		Six months ended
	July 3, 2005	June 30, 2004	July 3, 2005	June 30, 2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	76.9	76.1	77.0	76.3

Gross profit	23.1	23.9	23.0	23.7
Selling, general and administrative expenses	17.3	16.3	17.0	17.5
Restructuring and integration costs	0.3	—	1.2	—
Stock based compensation expense	0.3	—	0.3	—
Registration statement fees and expenses	0.6	—	0.3	—
Depreciation and amortization	1.5	4.4	1.5	4.4

	20.0	20.7	20.3	21.9
Operating income	3.1	3.2	2.7	1.8
Interest expense and other expenses, net	2.7	17.2	2.5	17.2
Income tax expense	—	—	—	—

Net income (loss)	0.4%	(14.0)%	0.2%	(15.4)%

Billable headcount at end of period	4,705	2,933	4,705	2,933

(1)	Historically, Old COMSYS’ fiscal quarters ended with calendar quarters, while Venturi’s first three fiscal quarters were each equal to 13 calendar weeks (ending on a Sunday). In connection with the merger, we adopted Venturi’s fiscal accounting periods. Accordingly, our second fiscal quarter ended on July 3, 2005.

Our billable consultant headcount increased from approximately 2,800 for Old COMSYS at June 30, 2003 to approximately 3,000 for Old COMSYS prior to the merger on September 30, 2004. Our billable consultant headcount was approximately 4,900 at January 3, 2005 and approximately 4,700 at July 3, 2005. The decrease from the beginning of the year was due to a seasonal reduction that occurred in January 2005, our decision not to renew an arrangement with a particular client that provided for lower gross margins and a higher than anticipated turnover rate with respect to our consultants.

Quarter Ended July 3, 2005 versus Quarter Ended June 30, 2004

We recorded operating income of $5.1 million and net income of $729,000 in the second quarter ended July 3, 2005 compared to operating income of $2.9 million and a net loss of $12.7 million in the second quarter ended June 30, 2004. The increase in operating income was due primarily to the merger with Venturi as well as a general improvement in the Company’s operating results subsequent to the second quarter of 2004. A decrease in net interest expense of $11.3 million from the second quarter ended June 30, 2004 to the second quarter ended July 3, 2005, which was due primarily to the redemption of Old COMSYS mandatorily redeemable preferred stock in connection with the merger, also contributed to the improvement in our results of operations. See “—Interest Expense.”

Revenues. Revenues for the second quarter ended July 3, 2005 and the second quarter ended June 30, 2004 were $162.2 million and $90.5 million, respectively, representing an increase of 79.1%. The increase for the second quarter ended July 3, 2005 was due to revenues from our combined operations following the merger and overall economic growth. Billable headcount was 4,705 as of July 3, 2005 compared to Old COMSYS’ billable head count of 2,933 as of June 30, 2004. In addition, fee revenues from our vendor management services increased to $3.2 million for the second quarter ended July 3, 2005 from $1.4 million for Old COMSYS for the second quarter ended June 30, 2004. This increase was due to the merger and growth in vendor management programs.

Our revenue growth was driven by our clients in the financial services and telecommunications industry sectors. Revenues from the financial services sector increased by $13.6 million, or 42.9% in the second quarter ended July 3, 2005 compared to the second quarter ended June 30, 2004 and accounted for 28.0% of our revenues in the second quarter ended July 3, 2005 compared to 35.2% of Old COMSYS’ revenues in the second quarter ended June 30, 2004. Revenues from the telecommunications sector increased over the same period by $3.8 million, or 18.8%, but declined as a percentage of total revenues from 22.0% of Old COMSYS’ second quarter 2004 revenues to 14.6% of our second quarter 2005 revenues. The declines in revenues from the financial services and telecommunications industries as a percentage of our total revenues reflect the diversification of our client base following the merger.

Cost of Services. Cost of services for the second quarter of 2005 and for the second quarter of 2004 were $124.6 million and $68.9 million, respectively, representing an increase of 80.8%. The increase for the second quarter of 2005 was due to our combined operations following the merger. Cost of services as a percentage of revenue increased to 76.9% in the second quarter of 2005 from 76.1% in the second quarter of 2004. The increase in cost of services as a percentage of revenue was primarily due to increases in state unemployment taxes and health care expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the second quarter ended July 3, 2005 and for the second quarter ended June 30, 2004 were $28.1 million and $14.8 million, respectively, representing an increase of 90.1%. The increase was due to our combined operations following the merger. As a percentage of revenue, selling, general and administrative expenses increased to 17.3% in the second quarter of 2005 from 16.3% in the second quarter of 2004. This increase as a percentage of revenue was due to an increase in bad debt expense. In the second quarter of 2004, we collected $1.8 million of accounts receivable that had previously been fully reserved for due to the bankruptcy of the client and therefore recorded this amount as a reduction of expense.

Restructuring and Integration Costs. For the three months ended July 3, 2005, we recorded restructuring and integration costs of $424,000, which represents integration services provided by third parties and transition costs related to duplicative leases and integration of back-office systems.

In connection with the merger in 2004, we recorded an aggregate of $14.2 million for restructuring and integration costs during the fiscal quarters ended January 2, 2005, April 3, 2005 and July 3, 2005. This amount includes the $424,000 recorded in the second quarter of 2005, comprised of expenses of $1.0 million net of adjustments to the reserve for lease termination costs in the amount of $584,000 (see Note 2). Included in restructuring and integration costs in the second quarter of 2005 are expenses of $236,000 and $164,000 that pertain to the quarters ended January 2, 2005 and April 3, 2005, respectively.

The following is an analysis of the restructuring reserve for the quarter ended July 3, 2005 (in thousands):

	Employee severance	Lease costs	Total
Balance, April 3, 2005	$1,384	$7,026	$8,410
Adjustments	—	(1,346)	(1,346)
Charges	—	—	—
Cash payments	(529)	(834)	(1,363)

Balance, July 3, 2005	$855	$4,846	$5,701

Stock Based Compensation. Stock based compensation expense in the second quarter of 2005 was $439,000, which represents amortization of deferred stock based compensation related to restricted stock. In connection with the merger, all of the outstanding shares of Old COMSYS Class D redeemable preferred stock, which were issued as of July 1, 2004 under the Old COMSYS 2004 Management Incentive Plan, were exchanged for 1.4 million shares of our common stock. Of these shares, 468,615 shares were vested at the closing of the merger, and on January 1, 2005, an additional 156,205 shares vested. On January 1, 2006, 156,205 shares will vest, and another 156,205 shares will vest on January 1, 2007, resulting in compensation expense of $1.7 million in each of fiscal 2005 and 2006 when these unvested shares fully vest, which expense is accrued throughout the year. The remaining 468,614 shares will vest if certain performance based criteria specified in the 2004 Management Incentive Plan are met. To the extent any of these shares vest, stock based compensation expense will be recognized in accordance with SFAS No. 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The vesting of all unvested shares will be accelerated upon the occurrence of certain events as specified in the 2004 Management Incentive Plan, and the associated stock based compensation expense will be recognized at the time of such accelerated vesting. See Note 4 to the unaudited consolidated financial statements included elsewhere in this report.

Registration Statement Fees and Expenses. On April 4, 2005, we filed a Registration Statement on Form S-1, as amended on May 11, 2005, with the Securities and Exchange Commission relating to a proposed public offering of our common stock. We intended to use the net proceeds from such offering to redeem all of COMSYS’ outstanding Series A-1 redeemable preferred stock and to repay approximately $25.0 million of outstanding principal and interest under the second lien term loan. On June 17, 2005, we announced our decision to withdraw the proposed equity offering due to market conditions. As a result, we recorded expense of $950,000 in the second quarter of 2005 related to the costs incurred in connection with the proposed equity offering and the registration statement.

Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation of our fixed assets and amortization of our customer base and contract cost intangible assets. For the second quarter ended July 3, 2005 and for the second quarter ended June 30, 2004, depreciation and amortization expense was $2.5 million and $4.0 million, respectively, representing a decrease of 36.4%. This decline was due primarily to certain intangible assets becoming fully amortized subsequent to June 30, 2004.

Interest Expense. Interest expense was $4.3 million and $15.6 million in the second quarter of 2005 and the second quarter of 2004, respectively, a decrease of $11.3 million which was due to the redemption of Old COMSYS preferred stock in connection with the merger. On July 1, 2003, we adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which requires that dividends on mandatorily redeemable preferred stock be recorded as interest expense. SFAS No. 150 applies to both COMSYS’ and Old COMSYS’ redeemable preferred stock and, as a result, interest expense includes dividends in the amount of $11.1 million in the second quarter of 2004 compared to $843,000 in the second quarter of 2005. Net interest expense on borrowings under our credit facilities was $3.2 million in the second quarter of 2005 compared to $4.0 million in the second quarter of 2004. The decrease was due to the repayment of $64.8 million of senior subordinated notes in the third quarter of 2004 with a weighted average interest rate of 16.6% at June 30, 2004 and the repayment of a $7.8 million interest deferred note with an interest rate of 11.0%, compounded quarterly. The increase in borrowings under the new senior credit facility entered into in connection with the merger was offset by more favorable interest rates on this facility. See “Liquidity and Capital Resources—Overview.”

Provision for Income Taxes. As of January 2, 2005 and July 3, 2005, we had $82.2 million in net deferred tax assets and had recorded a reserve against those net assets due to the uncertainty related to the realization of these amounts. Net operating loss carryforwards from prior years will offset any projected tax provision generated during the current year.

Six Months Ended July 3, 2005 Versus Six Months Ended June 30, 2004

We recorded operating income of $8.8 million and net income of $523,000 in the first six months of fiscal 2005 compared to operating income of $3.1 million and a net loss of $27.7 million in the same fiscal period of 2004. The increase in operating income was due primarily to the merger with Venturi as well as a general improvement in the Company’s operating results subsequent to the first half of 2004. A decrease in net interest expense of $22.5 million from the first six months of fiscal 2004 compared to the same fiscal period of 2005, which was due primarily to the redemption of Old COMSYS mandatorily redeemable preferred stock in connection with the merger, also contributed to the improvement in our results of operations. See “—Interest Expense”.

Revenues. Revenues for the first six months of fiscal 2005 and for the first six months of fiscal 2004 were $327.1 million and $179.4 million, respectively, representing an increase of 82.4%. The increase for the first half of 2005 was due to revenues from our combined operations following the merger and overall economic growth. Billable headcount was 4,705 as of July 3, 2005 compared to Old COMSYS’ billable headcount of 2,933 as of June 30, 2004. In addition, fee revenues from our vendor management services increased to $5.8 million for the six-month period ended July 3, 2005 from $2.8 million for Old COMSYS for the six-month period ended June 30, 2004. This increase was due to the merger and growth in vendor management programs.

Our revenue growth was driven by our clients in the financial services and telecommunications industry sectors. Revenues from the financial services sector increased by $30.5 million, or 49.2%, in the first half of 2005 compared to the first half of 2004 and accounted for 28.3% of our revenues in the first half of 2005 compared to 34.6% of Old COMSYS’ revenues in the first half of 2004. Revenues from the telecommunications sector increased over the same period by $5.8 million, or 14.5%, but declined as a percentage of total revenues from 22.4% of Old COMSYS’ revenues for the six months ended June 30, 2004 to 14.1% of our revenues for the six months ended July 3, 2005. The declines in revenues from the financial services and telecommunications industries as a percentage of our total revenues reflect the diversification of our client base following the merger.

Cost of Services. Cost of services for the first six months of fiscal 2005 and for the same six-month period of 2004 were $252.0 million and $136.9 million, respectively, representing an increase of 84.0%. The increase for the first half of 2005 was due to our combined operations following the merger. Cost of services as a percentage of revenue increased to 77.0% in the first six months of fiscal 2005 from 76.3% in the first six months of fiscal 2004. The increase in cost of services as a percentage of revenue was primarily due to increases in state unemployment taxes and health care expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the first six months of fiscal 2005 and the first six months of fiscal 2004 were $55.6 million and $31.4 million, respectively, representing an increase of 77.2%. The increase was due to our combined operations following the merger. As a percentage of revenue, selling, general and administrative expenses decreased to 17.0% in the first half of 2005 from 17.5% in the first half of 2004. The decrease as a percentage of revenue was due to the elimination of duplicative office space and staff positions following the merger and our ability to leverage fixed overhead costs over an expanding revenue base.

Restructuring and Integration Costs. For the first six months of fiscal 2005, we recorded restructuring and integration costs of $3.9 million, which represent integration services provided by third parties and transition costs related to duplicative leases and integration of back-office systems.

In connection with the merger in 2004, we recorded an aggregate of $14.2 million for restructuring and integration costs during the fiscal quarters ended January 2, 2005, April 3, 2005 and July 3, 2005. This amount includes the $424,000 recorded in the second quarter of 2005, comprised of expenses of $1.0 million net of adjustments to the reserve for lease termination costs in the amount of $584,000 (see Note 2). Included in restructuring and integration costs in the second quarter of 2005 are expenses of $236,000 and $164,000 that pertain to the quarters ended January 2, 2005 and April 3, 2005, respectively.

The following is an analysis of the restructuring reserve for the six-month period ended July 3, 2005 (in thousands):

	Employee severance	Lease costs	Professional fees	Total
Balance, January 2, 2005	$2,234	$7,986	$48	$10,268
Adjustments	—	(1,346)	—	(1,346)
Charges	—	—	—	—
Cash payments	(1,379)	(1,794)	(48)	(3,221)

Balance, July 3, 2005	$855	$4,846	$—	$5,701

Stock Based Compensation. Stock based compensation expense for the first six months of fiscal 2005 was $876,000, which represents amortization of deferred stock based compensation. In connection with the merger, all of the outstanding shares of Old COMSYS Class D redeemable preferred stock, which were issued as of July 1, 2004 under the Old COMSYS 2004 Management Incentive Plan, were exchanged for 1.4 million shares of our common stock. Of these shares, 468,615 shares were vested at the closing of the merger, and on January 1, 2005, an additional 156,205 shares vested. On January 1, 2006, 156,205 shares will vest, and another 156,205 shares will vest on January 1, 2007, resulting in compensation expense of $1.7 million in each of fiscal 2005 and 2006 when these unvested shares fully vest, which expense is accrued throughout the year. The remaining 468,614 shares will vest if certain performance based criteria specified in the 2004 Management Incentive Plan are met. To the extent any of these shares vest, stock based compensation expense will be recognized in accordance with SFAS No. 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The vesting of all unvested shares will be accelerated upon the occurrence of certain events as specified in the 2004 Management Incentive Plan, and the associated stock based compensation expense will be recognized at the time of such accelerated vesting. See Note 4 to the unaudited consolidated financial statements included elsewhere in this report.

Registration Statement Fees and Expenses. On April 4, 2005, we filed a Registration Statement on Form S-1, as amended on May 11, 2005, with the Securities and Exchange Commission relating to a proposed public offering of our common stock. We intended to use the net proceeds from the offering to redeem all of COMSYS’ outstanding Series A-1 redeemable preferred stock and to repay approximately $25.0 million of outstanding principal and interest under the second lien term loan. On June 17, 2005, we announced our decision to withdraw the proposed equity offering due to market conditions. As a result, we recorded expense of $950,000 in the second quarter of 2005 related to the costs incurred in connection with the proposed equity offering and the registration statement.

Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation of our fixed assets and amortization of our customer base and contract cost intangible assets. For the first six months of fiscal 2005 and for the same six-month period of 2004, depreciation and amortization expense was $5.0 million and $7.9 million, respectively, representing a decrease of 37.2%. This decline was due primarily to certain intangible assets becoming fully amortized subsequent to June 30, 2004.

Interest Expense. Interest expense was $8.4 million and $30.8 million for the first six months of fiscal 2005 and for the first six months of fiscal 2004, respectively, a decrease of $22.5 million, which was due to the redemption of Old COMSYS preferred stock in connection with the merger. On July 1, 2003, we adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which requires that dividends on mandatorily redeemable preferred stock be recorded as interest expense. SFAS No. 150 applies to both COMSYS’ and Old COMSYS’ redeemable preferred stock and, as a result, interest expense includes dividends in the amount of $21.8 million in the first half of 2004 compared to $1.7 million in the first half of 2005. Net interest expense on borrowings under our credit facilities was $6.1 million in the first six months of fiscal 2005 compared to $9.0 million in the same six month period of 2004. The decrease was due to the repayment of $64.8 million of senior subordinated notes in the third quarter of 2004 with a weighted average interest rate of 16.6% at June 30, 2004 and the repayment of a $7.8 million interest deferred note with an interest rate of 11.0%, compounded quarterly. The increase in borrowings under the new senior credit facility entered into in connection with the merger was offset by more favorable interest rates on this facility. See “Liquidity and Capital Resources—Overview.”

Provision for Income Taxes. As of January 2, 2005 and July 3, 2005, we had $82.2 million in net deferred tax assets and had recorded a reserve against those net assets due to the uncertainty related to the realization of these amounts. Net operating loss carryforwards from prior years will offset any projected tax provision generated during the current year.

Liquidity and Capital Resources

Overview

Old COMSYS had historically financed its operations through internally generated funds, the issuance of preferred stock and borrowings under its credit facilities. At July 3, 2005, we had net working capital of $22.4 million compared to net working capital of $16.6 million at January 2, 2005.

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

Borrowings under the revolver are limited to 85% of eligible accounts receivable, as defined, reduced by the amount of outstanding letters of credit and designated reserves. At September 30, 2004, these designated reserves were a minimum availability reserve of $5.0 million and a restructuring reserve of $22.9 million intended to fund certain liabilities of Venturi as of September 30, 2004, purchase accounting reserves established in connection with the merger and the estimated cash outlays related to restructuring and transition costs associated with the merger that were not eligible for accrual in the purchase price allocation (comprised primarily of expenses related to duplicative leases, redundant headcount, severance arrangements, asset write-offs and integration services provided by third parties). As of July 3, 2005, the $5.0 million minimum availability reserve remained and the restructuring reserve was reduced to $0.0. Interest on the revolver and senior term loan is based on LIBOR plus a margin, which on the revolver is 2.25% or 2.50%, depending upon our ratio of total debt to adjusted EBITDA, as defined in the senior credit agreement, and which is 3.00% for the senior term loan. At our election, interest on the revolver and senior term loan may be based on the prime rate plus a margin, which on the revolver is 1.25% or 1.50%, depending upon our ratio of total debt to adjusted EBITDA, and which is 2.00% for the senior term loan. The senior credit agreement is secured by a pledge of the stock of our subsidiaries and a lien on the assets of our subsidiaries and expires in September 2009. At July 3, 2005, we had outstanding borrowings of $63.7 million under the revolver at interest rates ranging from 5.81% to 7.5% per annum (weighted average rate of 5.91%) and borrowing availability under the revolver of $28.0 million for general corporate purposes. The principal balance of the senior term loan on that date was $9.4 million with tranches bearing interest rates ranging from 6.31% to 6.5% per annum (weighted average rate of 6.46%).

The second lien term loan bears interest at the prime rate plus a margin of 6.50% or, at our election, LIBOR plus a margin of 7.50%. The principal balance of the second lien term loan was $70.0 million as of July 3, 2005, and had interest rates ranging from 10.69% to 11.0% (weighted average rate of 10.89%). The second lien term loan is secured by a second lien position in the stock and assets of our subsidiaries and matures on April 30, 2010. Prepayment of principal will be required under the senior term loan, the revolver and the second lien term loan in certain circumstances.

We pay a fee on outstanding letters of credit equal to the LIBOR margin then applicable to the revolver. As of July 3, 2005, our outstanding letters of credit totaled $3.3 million and the fee was 2.50% per annum. We also pay commitment fees of 0.50% per annum on the unused portion of the revolver.

Effective February 22, 2005, we entered into an interest rate swap and an interest rate cap that together effectively convert $40.0 million of variable rate debt to modified fixed rate debt through September 20, 2009, thus potentially reducing the impact of changes in interest rates on future interest expense. The swap and the cap are designated as cash flow hedges of the variable LIBOR-based interest payments on $40.0 million of borrowings under the senior credit agreement and, as such, are carried at fair value. The swap is based on a $20.0 million notional amount at a rate of 4.59%, and the cap is based on a $20.0 million notional amount at a rate of 4.50%. The net fair value of the interest rate swap and cap is reflected in the our consolidated balance sheet at July 3, 2005 as a noncurrent asset with an offset to accumulated other comprehensive income of $4,000.

The following table summarizes our cash flow activity during the periods indicated (in thousands):

	Six months ended
	July 3, 2005	June 30, 2004
Net cash provided by operating activities	$1,016	$2,726
Net cash used in investing activities	(4,282)	(1,835)
Net cash provided by (used in) financing activities	3,266	(891)

Net increase in cash	$—	$—

Cash provided by operating activities in the first six months of fiscal 2005 was $1.0 million compared to $2.7 million in the first half of 2004. Our positive cash flows from operating activities in the 2005 period reflect higher operating income than in the previous year, offset by increased working capital requirements due to the costs associated with the integration of Venturi’s operations and the transition of the Old COMSYS back office functions to Venturi’s PeopleSoft system. Cash flows from operating activities were also affected by the timing of cash receipts and disbursements.

Cash used in investing activities in the first six months of fiscal 2005 was $4.3 million compared to $1.8 million for the same period in 2004. The increase was due to an increase in capital expenditures related to computer systems and leasehold improvements.

Cash provided by financing activities was $3.3 million for the first six months of fiscal 2005 representing primarily net borrowings under the revolver of $6.6 million to fund operating and investing activities less the payment of $3.8 million of the senior term loan. For the six months ended June 30, 2004, net cash used in financing activities was $891,000, which represented financing costs and advances to stockholders.

In the six months ended July 3, 2005, we incurred $3.9 million for merger integration costs. Capital expenditure requirements, primarily for software upgrades for our PeopleSoft system, hardware for our internal information systems and leasehold improvements, are currently expected to be approximately $2.5 million for the remainder of 2005. We anticipate that our capital requirements for at least the next 12 months will be satisfied through a combination of cash flow from operations and borrowings under our revolver.

Pursuant to the terms of the revolver, we maintain a zero balance in our cash accounts. Any excess cash in our accounts is swept on a daily basis and applied to repay borrowings under the revolver, and any cash needs are satisfied through borrowings under the revolver.

Since May 13, 2004, our common stock has traded on the NASDAQ National Market. Following our name change in connection with our merger with Old COMSYS in September 2004, our common stock has traded under the symbol “CITP.”

Debt Compliance

Our ability to continue operating is largely dependent upon our ability to maintain compliance with the financial covenants of our credit facilities. Both the senior credit agreement and second lien term loan contain customary covenants and events of default, including the maintenance of fixed charge coverage ratios, total debt to adjusted EBITDA ratios and minimum levels of EBITDA, all as defined in the agreements. As of July 3, 2005, we were in compliance with all covenant requirements under the senior credit agreement and the second lien term loan, and we believe we will be able to comply with these covenants during the remainder of fiscal year 2005.

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

Recoverability of Goodwill and Other Intangible Assets

Effective at the beginning of 2002, Old COMSYS adopted SFAS No. 142, Goodwill and Other Intangible Assets, which established a new method for testing goodwill and other intangible assets for impairment using a fair value based approach. Under the new standard, goodwill and other intangible assets with indefinite lives are no longer amortized as was previously required, but are tested annually for impairment, unless an event occurs or circumstances change during the year that reduce or may reduce the fair value of the reporting unit below its book value, in which event an impairment charge may be required during the year. The annual test, which COMSYS performs on October 1st, requires estimates and judgments by management to determine valuations for each reporting unit. Although we believe our assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially affect our reported financial results. Different assumptions related to future cash flows, operating margins, growth rates and discount rates could result in an impairment charge, which would be recognized as a non-cash charge to operating income and a reduction in asset values on our balance sheet. The Company recorded impairment charges in 2002 totaling $152.7 million and recorded no impairment charges in 2003 or 2004. At July 3, 2005 and January 2, 2005, total goodwill was $154.2 million and $153.7 million, respectively.

Our intangible assets other than goodwill represent contract costs and a customer base and are amortized over the respective contract terms or estimated life of the customer base, ranging from two to five years. At July 3, 2005 and January 2, 2005, net intangible assets were $5.5 million and $7.1 million, respectively. In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, we evaluate the recoverability and estimated useful lives of such assets. The estimated future undiscounted cash flows associated with the assets are compared to the assets’ carrying amount to determine if a write-down to fair value is necessary. We believe that all of our long-lived assets are fully realizable as of July 3, 2005.

Collectibility of Accounts Receivable

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain allowances for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Further, we monitor current economic trends that might impact the level of credit losses in the future. Since we cannot predict with certainty future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. Additional allowances may be required if the economy or the financial condition of our customers deteriorates. If we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which we made such a determination. As of July 3, 2005 and January 2, 2005, the allowance for uncollectible accounts receivable was $4.4 million and $3.2 million, respectively.

Income Tax Assets and Liabilities

We record an income tax valuation allowance when it is more likely than not that certain deferred tax assets will not be realized. These deferred tax items represent expenses or operating losses recognized for financial reporting purposes, which will result in tax deductions over varying future periods. The judgments, assumptions and estimates that may affect the amount of the valuation allowance include estimates of future taxable income, timing or amount of future reversals of existing deferred tax liabilities and other tax planning strategies that may be available to us.

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

Derivatives

We are party to an interest rate swap and an interest rate cap that mature in September 2009 and are designated as cash flow hedges under the provisions of SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities. The combined net fair value of the swap and cap is recorded on our consolidated balance sheet at July 3, 2005 as an asset in the amount of $4,000. The estimated fair values of derivatives used to hedge our interest rate risk, which have been provided to us by Merrill Lynch Capital, fluctuate over time and should be viewed in relation to the underlying hedging transaction and the overall management of our exposure to fluctuations in the underlying risk.

The offsetting amount for the net fair value of our interest rate swap and cap is recorded in accumulated other comprehensive income within the equity section of our consolidated balance sheet. Upon termination, the associated balance in accumulated other comprehensive income is amortized to earnings as the hedged cash flows occur. Any ineffectiveness present in our cash flow hedges will be recognized immediately in earnings without offset. There was no significant ineffectiveness in the first six months of 2005.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) will require us to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. The provisions of SFAS 123(R) are effective for the first annual reporting period that begins after June 15, 2005; therefore, we will adopt the new requirements no later than the beginning of our first quarter of fiscal 2006. Adoption of the expensing requirements may reduce our reported earnings. Management is currently evaluating the specific impacts of adoption, which include whether we should adopt the requirements on a retrospective basis and which valuation model is most appropriate.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Outstanding debt under our senior and term loan credit agreements at July 3, 2005 was $143.0 million. Interest on borrowings under these facilities is based on the prime rate or LIBOR plus a variable margin. Based on the outstanding balance at July 3, 2005, a change of 1% in the interest rate would cause a change in interest expense of approximately $1.43 million on an annual basis.

We have historically been subject to market risk on all or a part of our borrowings under bank credit lines, which have variable interest rates. Effective February 22, 2005, we entered into an interest rate swap and an interest rate cap. The swap agreement and cap agreement are contracts to effectively exchange variable interest rate payments for fixed rate payments over the life of the instrument. The notional amount is used to measure interest to be paid or received and does not represent the exposure to credit loss. The purpose of the swap and cap is to limit our exposure to increases in interest rates on the notional amount of bank borrowings over the term of the swap and cap. The swap is based on a $20.0 million notional amount at a rate of 4.59% and the cap is based on a $20.0 million notional amount at a rate of 4.50%.

The interest rate swap and cap are recorded at fair value, based on an amount estimated by Merrill Lynch Capital, which represents the amount that Merrill Lynch Capital would have paid us at July 3, 2005 if the swap and cap had been terminated at that date. The combined net fair value at July 3, 2005 is $4,000, which is included in our consolidated balance sheet in noncurrent assets, with an offset to accumulated other comprehensive income.

ITEM 4. CONTROLS AND PROCEDURES

As of July 3, 2005, our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Following the merger of Venturi and Old COMSYS on September 30, 2004, as part of our integration of the two businesses, we began the process of transitioning Old COMSYS’ back office information system to Venturi’s PeopleSoft system and consolidating Venturi’s disparate back office operations, including payroll, billing, accounts payable, collections and financial reporting, to Old COMSYS’ shared services center located in Phoenix, Arizona. This transition has continued throughout the second quarter of fiscal 2005. Other than changes relating to this transition, there has been no change in our internal control over financial reporting during the quarter ended July 3, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are defendants in various lawsuits and claims arising in the normal course of business and are defending them vigorously. While the results of litigation cannot be predicted with certainty, management believes the final outcome of such litigation will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In July of 2005, we issued 96,649 shares of our common stock to Bank of America Strategic Solutions, Inc. in connection with Bank of America Strategic Solution’s cashless exercise as of May 9, 2005 of warrants to purchase 211,474 shares of our common stock at the exercise price of $7.8025 per share. Such shares of our common stock were not registered under the Securities Act of 1933, as amended, and were issued in reliance on the exemption from registration available under Section 4(2) of the Securities Act. The transaction did not involve any public offering and the requirements of the exemption were otherwise complied with.

On July 20, 2005, the SEC declared effective our shelf registration statement on Form S-3 (File No. 333-120163), filed with the SEC on November 2, 2004, as amended on July 18, 2005, pursuant to which certain selling stockholders listed therein may, from time to time, offer and sell up to 14,925,700 shares of our common stock at prices to be determined at the time of the sale. Solely for purposes of determining the registration fee in connection with such offering, we estimated that the maximum aggregate offering price for the shares of our common stock offered by the selling stockholders pursuant to the shelf registration statement will be $118,115,205. We also estimated that our total expenses in connection with the registration of such common stock will not exceed $175,000. We will not receive any proceeds from the sale of shares of our common stock by the selling stockholders under such registration statement, although we may receive consideration upon the exercise of outstanding warrants to acquire an aggregate of 557,523 shares of our common stock registered for resale under such registration statement. If all outstanding warrants are exercised in full for cash, we will receive aggregate proceeds of approximately $4,350,000. Such proceeds may be reduced or not realized at all if some or all outstanding warrants are exercised by means of cashless exercise.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The Company held its Annual Meeting of Stockholders on June 9, 2005.

(b)	Larry L. Enterline, Frederick W. Eubank II, Ted A. Gardner, Victor E. Mandel, Kevin M. McNamara, Christopher R. Pechock, Arthur C. Roselle, Elias J. Sabo and Michael T. Willis were elected to continue to serve as directors of the Company until the 2006 Annual Meeting of Stockholders of the Company and until their respective successors are elected.

(c)	Two proposals were approved by stockholders at the Annual Meeting, with the following vote tabulation:

Proposal No. 1—Election of Directors.

DIRECTOR	FOR	WITHHELD
Larry L. Enterline	14,811,896	9,580
Frederick W. Eubank II	14,811,980	9,496
Ted A. Gardner	14,811,983	9,493
Victor E. Mandel	14,812,524	8,952
Kevin M. McNamara	14,812,548	8,928
Christopher R. Pechock	14,812,546	8,930
Arthur C. Roselle	14,811,977	9,499
Elias J. Sabo	14,811,994	9,482
Michael T. Willis	14,812,545	8,931

Proposal No. 2—To ratify the appointment of Ernst & Young LLP as the Company’s independent auditor for the fiscal year ending January 1, 2006.

FOR	AGAINST	ABSTAIN
14,821,043	280	153

ITEM 5. Other Information.

Effective as of July 21, 2005, we entered into (i) the Consent and Fourth Amendment to Credit Agreement among COMSYS Services LLC, COMSYS Information Technology Services, Inc., the Company, PFI Corp., Merrill Lynch Capital, as Administrative Agent, ING Capital LLC, as Documentation Agent, GMAC Commercial Finance LLC, as Syndication Agent, and the lenders from time to time party thereto, and (ii) the Consent and Third Amendment to Term Loan Credit Agreement among COMSYS Services LLC, COMSYS Information Technology Services, Inc., the Company, PFI Corp., Merrill Lynch Capital, as Administrative Agent, Heritage Bank, SSB, as Collateral Agent, and the lenders from time to time party thereto. Pursuant to the amendments to these credit facilities, the lenders and agents thereunder consented to the changes in the definition of EBITDA described in more detail below and the related changes with respect to the compliance covenants set forth therein. Under these amendments, the lenders and agents consented that for purposes of calculating EBITDA for any defined period, the following items will be added back to net income (loss) in the computation of EBITDA, in each case, to the extent deducted in the determination of net income for such defined period: (i) costs incurred during the period commencing January 3, 2005 through and including July 3, 2005 by us and our subsidiaries in connection with the proposed equity offering pursuant to the registration statement on Form S-1, filed with the SEC on April 4, 2005, as amended, in an aggregate amount not to exceed $1,250,000; (ii) costs incurred during the fiscal year ending January 1, 2006 by us and our subsidiaries in connection with required Sarbanes-Oxley compliance, to the extent such costs are in excess of $650,000, provided, that such costs added back will not exceed $1,350,000 in the aggregate; and (iii) severance costs accrued during the period commencing on July 1, 2005 through and including September 30, 2005, in an aggregate amount not to exceed $1,500,000.

ITEM 6. Exhibits.

Each exhibit identified below is filed as part of this report. Exhibits designated with an “*” are filed as an exhibit to this Quarterly Report on Form 10-Q. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2004).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.21 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2004).

3.3	First Amendment, effective April 28, 2005, to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2004).

4.1	Registration Rights Agreement, dated as of September 30, 2004, by and among the Company and the stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A/A filed with the SEC on November 2, 2004).

4.2	Amendment No. 1, effective April 1, 2005, to Registration Rights Agreement, dated as of September 30, 2004, by and among the Company and the stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2005).

4.3	Amended and Restated Registration Rights Agreement, dated as of September 30, 2004, by and among the Registrant and the stockholders party thereto (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A filed with the SEC on November 2, 2004).

4.4	Amendment No. 1, effective April 1, 2005, to Amended and Restated Registration Rights Agreement, dated as of September 30, 2004, by and among the Registrant and the stockholders party thereto (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2005).

4.5	Voting Agreement, dated as of September 30, 2004, by and among the Registrant and the stockholders party thereto (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2004).

4.6	Voting Agreement, dated as of September 30, 2004, between the Registrant and MatlinPatterson Global Opportunities Partners L.P. (incorporated by reference to Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2004).

4.7#	Common Stock Purchase Warrant dated as of April 14, 2003, issued by the Registrant in favor of BNP Paribas (incorporated by reference to Exhibit 99.16 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2003).

4.8	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.0 to the Quarterly Report on Form 10-Q filed with the SEC on August 13, 2003).

10.1+	Form of Indemnification Agreement with directors and executive officers of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2004).

10.2	Consent and Second Amendment to Term Loan Credit Agreement dated May 4, 2005 among COMSYS Services LLC, COMSYS Information Technology Services, Inc., the Company, PFI Corp., Merrill Lynch Capital, as Administrative Agent, Heritage Bank, SSB, as Collateral Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2005).

10.3*	Consent and Third Amendment to Term Loan Credit Agreement dated as of July 21, 2005 among COMSYS Services LLC, COMSYS Information Technology Services, Inc., the Company, PFI Corp., Merrill Lynch Capital, as Administrative Agent, Heritage Bank, SSB, as Collateral Agent, and the lenders from time to time party thereto.

10.4	Consent and Third Amendment to Credit Agreement dated May 4, 2005 among COMSYS Services LLC, COMSYS Information Technology Services, Inc., the Company, PFI Corp., Merrill Lynch Capital, as Administrative Agent, ING Capital LLC, as Documentation Agent, GMAC Commercial Finance LLC, as Syndication Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2005).

Exhibit Number		Description

10.5	*	Consent and Fourth Amendment to Credit Agreement dated as of July 21, 2005 among COMSYS Services LLC, COMSYS Information Technology Services, Inc., the Company, PFI Corp., Merrill Lynch Capital, as Administrative Agent, ING Capital LLC, as Documentation Agent, GMAC Commercial Finance LLC, as Syndication Agent, and the lenders from time to time party thereto.

31.1	*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.
#	This exhibit is substantially identical to Common Stock Purchase Warrants issued by the Registrant to each of Bank of America, N.A., Bank One, NA, Inland Partners, L.P., Links Partners, L.P., MatlinPatterson Global Opportunities Partners L.P., R2 Investments, LDC and Mellon HBV SPV LLC.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSYS IT PARTNERS, INC.
(Registrant)

Date: August 17, 2005	By:	/s/ Michael T. Willis
Michael T. Willis
President and Chief Executive Officer

Date: August 17, 2005	By:	/s/ Joseph C. Tusa, Jr.
Joseph C. Tusa, Jr.
Senior Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2004).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.21 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2004).

3.3	First Amendment, effective April 28, 2005, to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2004).

4.1	Registration Rights Agreement, dated as of September 30, 2004, by and among the Company and the stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A/A filed with the SEC on November 2, 2004).

4.2	Amendment No. 1, effective April 1, 2005, to Registration Rights Agreement, dated as of September 30, 2004, by and among the Company, and the stockholders party thereto (incorporated by reference to Exhibit 2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2005).

4.3	Amended and Restated Registration Rights Agreement, dated as of September 30, 2004, by and among the Registrant and the stockholders party thereto (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A filed with the SEC on November 2, 2004).

4.4	Amendment No. 1, effective April 1, 2005, to Amended and Restated Registration Rights Agreement, dated as of September 30, 2004, by and among the Registrant and the stockholders party thereto (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2005).

4.5	Voting Agreement, dated as of September 30, 2004, by and among the Registrant and the stockholders party thereto (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2004).

4.6	Voting Agreement, dated as of September 30, 2004, between the Registrant and MatlinPatterson Global Opportunities Partners L.P. (incorporated by reference to Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2004).

4.7#	Common Stock Purchase Warrant dated as of April 14, 2003, issued by the Registrant in favor of BNP Paribas (incorporated by reference to Exhibit 99.16 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2003).

4.8	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.0 to the Quarterly Report on Form 10-Q filed with the SEC on August 13, 2003).

10.1+	Form of Indemnification Agreement with directors and executive officers of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2004).

10.2	Consent and Second Amendment to Term Loan Credit Agreement dated May 4, 2005 among COMSYS Services LLC, COMSYS Information Technology Services, Inc., the Company, PFI Corp., Merrill Lynch Capital, as Administrative Agent, Heritage Bank, SSB, as Collateral Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2005).

10.3*	Consent and Third Amendment to Term Loan Credit Agreement dated as of July 21, 2005 among COMSYS Services LLC, COMSYS Information Technology Services, Inc., the Company, PFI Corp., Merrill Lynch Capital, as Administrative Agent, Heritage Bank, SSB, as Collateral Agent, and the lenders from time to time party thereto.

10.4	Consent and Third Amendment to Credit Agreement dated May 4, 2005 among COMSYS Services LLC, COMSYS Information Technology Services, Inc., the Company, PFI Corp., Merrill Lynch Capital, as Administrative Agent, ING Capital LLC, as Documentation Agent, GMAC Commercial Finance LLC, as Syndication Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2005).

E-1

Exhibit Number	Description
10.5*	Consent and Fourth Amendment to Credit Agreement dated as of July 21, 2005 among COMSYS Services LLC, COMSYS Information Technology Services, Inc., the Company, PFI Corp., Merrill Lynch Capital, as Administrative Agent, ING Capital LLC, as Documentation Agent, GMAC Commercial Finance LLC, as Syndication Agent, and the lenders from time to time party thereto.

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.
#	This exhibit is substantially identical to Common Stock Purchase Warrants issued by the Registrant to each of Bank of America, N.A., Bank One, NA, Inland Partners, L.P., Links Partners, L.P., MatlinPatterson Global Opportunities Partners L.P., R2 Investments, LDC and Mellon HBV SPV LLC.
+	Management contract or compensatory plan or arrangement.

E-2