Form 10-Q
period 2005-10-02
COMSYS IT PARTNERS INC
filed 2005-11-16
CIK 948850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-27792

COMSYS IT PARTNERS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	56-1930691
(State of incorporation)	(I.R.S. employer identification number)

4400 Post Oak Parkway, Suite 1800

Houston, TX 77027

(Address, including zip code, of principal executive offices)

(713) 386-1400

(Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

As of November 14, 2005, 15,733,944 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

COMSYS IT PARTNERS, INC.

ITEM 1. FINANCIAL STATEMENTS

COMSYS IT Partners, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

For the Three and Nine Months Ended October 2, 2005 and September 30, 2004

(in thousands, except per share)

	Three months ended		Nine months ended
	October 2, 2005	September 30, 2004	October 2, 2005	September 30, 2004
Revenues from services	$163,199	$94,831	$490,337	$274,227
Cost of services	123,286	71,960	375,299	208,891

Gross profit	39,913	22,871	115,038	65,336

Operating expenses:
Selling, general and administrative	29,900	18,899	85,547	50,301
Restructuring and integration costs	928	—	4,780	—
Registration statement fees and expenses	—	—	950	—
Stock based compensation expense	437	5,269	1,313	5,269
Depreciation and amortization	1,870	3,941	6,856	11,877

	33,135	28,109	99,446	67,447

Operating income (loss)	6,778	(5,238)	15,592	(2,111)
Interest expense	4,402	15,898	12,776	46,747
Loss on early extinguishment of debt	—	2,986	—	2,986
Other (income) expense, net	(71)	984	(154)	981

Income (loss) before income taxes	2,447	(25,106)	2,970	(52,825)
Income tax benefit	—	5,402	—	5,402

Net income (loss)	$2,447	$(19,704)	$2,970	$(47,423)

Basic earnings (loss) per common share	$0.16	$(8,075.41)	$0.19	$(19,435.66)
Diluted earnings (loss) per common share	0.15	(8,075.41)	0.19	(19,435.66)

Weighted average basic and diluted shares outstanding:
Basic	15,505	2.4	15,418	2.4
Diluted	15,933	2.4	15,684	2.4

The accompanying notes are an integral part of these statements.

COMSYS IT Partners, Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

At October 2, 2005 and January 2, 2005

(in thousands, except shares and par value)

	October 2, 2005	January 2, 2005
Assets
Current assets:
Cash	$961	$—
Accounts receivable, net of allowance of $4,585 and $3,195, respectively	161,012	131,445
Prepaid expenses and other	2,706	6,858

Total current assets	164,679	138,303

Fixed assets, net	14,871	14,076
Goodwill	156,887	153,677
Other intangible assets, net	5,220	7,137
Deferred financing costs, net	5,627	5,207
Restricted cash	2,512	2,500
Other	954	601

Total assets	$350,750	$321,501

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$93,507	$69,821
Accrued payroll and related taxes	24,322	28,522
Other	15,203	14,510
Interest payable	1,671	1,363
Current maturities of long-term debt	7,500	7,500

Total current liabilities	142,203	121,716

Senior credit facility	66,877	62,623
Second lien term loan	70,000	70,000
Mandatorily redeemable preferred stock	25,842	23,314
Other noncurrent liabilities	4,807	7,823

Total liabilities	309,729	285,476

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.01; 95,000,000 shares authorized and 15,707,339 and 15,515,155 shares outstanding at October 2, 2005 and January 2, 2005, respectively	156	155
Common stock warrant	3,351	5,361
Deferred stock compensation	(2,187)	(3,499)
Additional paid-in capital	170,691	168,242
Accumulated other comprehensive income	274	—
Accumulated deficit	(131,264)	(134,234)

Total stockholders’ equity	41,021	36,025

Total liabilities and stockholders’ equity	$350,750	$321,501

The accompanying notes are an integral part of these balance sheets.

COMSYS IT Partners, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended October 2, 2005 and September 30, 2004

(in thousands)

	Nine months ended
	October 2, 2005	September 30, 2004
Cash flows from operating activities
Net income (loss)	$2,970	$(47,423)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,856	11,877
Provision for doubtful accounts	1,593	(1,759)
Stock based compensation	1,313	5,269
Loss on asset disposal	—	1,015
Amortization of deferred financing costs	831	1,448
Noncash interest expense, net	2,516	32,944
Loss on early extinguishment of debt	—	2,986
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(31,328)	(8,914)
Prepaid expenses and other	3,905	282
Accounts payable	22,681	10,561
Accrued payroll and related taxes	(5,340)	1,168
Other	(2,675)	(16,456)

Net cash provided by (used in) operating activities	3,322	(7,002)

Cash flows from investing activities
Capital expenditures	(5,675)	(1,716)
Cash paid for acquisitions	(1,096)	—
Cash paid for other noncurrent assets	(59)	(1,167)

Net cash used in investing activities	(6,830)	(2,883)

Cash flows from financing activities
Proceeds from long-term debt, net	9,879	422,938
Repayments of long-term debt	(5,625)	(377,468)
Redemption of preferred stock	—	(1,210)
Exercise of stock options	493	—
Advances to stockholders	—	(1,063)
Repayments of other debt, net	—	(26,478)
Cash paid for shelf registration costs	(53)	—
Cash paid for financing costs	(153)	(6,834)

Net cash provided by financing activities	4,541	9,885

Effect of exchange rates on cash	(72)	—

Net increase in cash	961	—
Cash, beginning of period	—	—

Cash, end of period	$961	$—

Supplemental cash flow information
Interest paid	$9,079	$26,349
Income tax refund	—	5,402

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

Accounting principles generally accepted in the United States of America require that one of the two companies in the transaction be designated as the acquirer for accounting purposes. Because former COMSYS Holding stockholders owned a majority of the outstanding common stock as a result of the merger, COMSYS Holding was deemed the acquiring company for accounting and financial reporting purposes. A majority of the initial board of directors of the Company are COMSYS Holding designees and most members of management are former COMSYS Holding employees. References to “Old COMSYS” refer to COMSYS Holding and its consolidated subsidiaries prior to the merger and references to “COMSYS” or “the Company” refer to COMSYS IT Partners, Inc. and its consolidated subsidiaries after the merger. References to “Venturi” refer to Venturi and its consolidated subsidiaries prior to the merger.

The financial results included in this report for the three and nine months ended September 30, 2004 include only the historical results of Old COMSYS. Financial results for the three and nine months ended October 2, 2005 include the consolidated operations of Old COMSYS and Venturi. Following the merger, COMSYS adopted the fiscal accounting periods of Venturi. As a result, the Company’s fiscal year ends on the Sunday closest to December 31st and its first three fiscal quarters are each equal to 13 calendar weeks (ending on a Sunday). Prior to the merger, Old COMSYS’ fiscal quarters were consistent with calendar quarters and its fiscal year-end was December 31st.

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

(2) Restructuring and Other Charges

In connection with the merger in 2004, the Company recorded reserves of $17.2 million for severance payouts and the costs to exit duplicate office space. Of this amount, $12.5 million related to the termination of Venturi employees and leases and was included in the purchase price allocation in accordance with Emerging Issues Task Force Issue No. 95-3, and $4.7 million related primarily to terminated employees and leases of Old COMSYS and was charged to integration and restructuring expense in 2004. In July 2005, the Company announced to its employees that it was reorganizing its management team as a final step in the process of integrating Venturi’s operations into COMSYS. This reorganization resulted in the elimination of

COMSYS IT Partners, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—Continued

approximately 20 staff positions and, as a result, the Company recorded an additional restructuring charge of $750,000 in the third quarter of 2005 for severance payouts.

The following is a summary of the liability for integration and restructuring costs for the nine months ended October 2, 2005 (in thousands):

	Employee severance	Lease costs	Professional fees	Total
Balance, January 2, 2005	$2,234	$7,986	$48	$10,268
Adjustments	—	(1,346)	—	(1,346)
Charges	750	—	—	750
Cash payments	(2,069)	(3,577)	(48)	(5,694)

Balance, October 2, 2005	$915	$3,063	$—	$3,978

Of the outstanding balance at October 2, 2005, COMSYS expects to pay approximately $2.4 million in the next 12 months and the remaining balance of approximately $1.6 million, which consists primarily of lease payments, over the following seven years. The Company recorded an adjustment in the second quarter of 2005 in the amount of $1.3 million, of which $584,000 was included as an offset in integration and restructuring expense and $762,000 was recorded as an adjustment to goodwill. These adjustments resulted from the sublease of three offices and the termination of two leases.

For the nine months ended October 2, 2005, the Company recorded restructuring and integration costs of $4.8 million, comprised of the severance accrual, integration services provided by third parties and transition costs related to duplicative leases and integration of back-office systems.

(3) Long-Term Debt

Long-term debt consisted of the following:

	October 2, 2005	January 2, 2005
	(In thousands)
Debt outstanding under credit facilities:
Senior credit facility—revolver	$66,877	$56,998
Senior credit facility—senior term loan	7,500	13,125
Second lien term loan	70,000	70,000

	144,377	140,123
Less current maturities	7,500	7,500

Long-term obligations, excluding current maturities	$136,877	$132,623

Effective September 30, 2004, in conjunction with the merger, COMSYS entered into a new senior credit facility with Merrill Lynch Capital and a syndicate of lenders (the “senior credit agreement”) that replaced Old COMSYS’ prior credit arrangements. The senior credit agreement provides for borrowings of up to $100.0 million under a revolving line of credit (the “revolver”) and a $15.0 million term loan payable in eight quarterly installments (the “senior term loan”). At the same time, COMSYS borrowed $70.0 million under a second lien term loan credit agreement (the “second lien term loan credit agreement”) with Merrill Lynch Capital, Heritage Bank, SSB and a syndicate of lenders (the “second lien term loan”).

COMSYS IT Partners, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—Continued

Borrowings under the revolver are limited to 85% of eligible accounts receivable, as defined in the senior credit agreement, reduced by the amount of outstanding letters of credit and designated reserves. Interest on the revolver and senior term loan is based on LIBOR plus a margin, which on the revolver is 2.25% or 2.50%, depending upon the Company’s ratio of total debt to adjusted EBITDA, as defined in the senior credit agreement, and which is 3.00% for the senior term loan. At the Company’s election, the interest on the revolver and senior term loan may be based on the prime rate plus a margin, which on the revolver is 1.25% or 1.50% depending upon the Company’s ratio of total debt to adjusted EBITDA, and which is 2.00% for the senior term loan. The borrowings under the senior credit agreement are secured by a pledge of the stock of the Company’s subsidiaries and a lien on the assets of the Company’s subsidiaries. The senior credit agreement expires in September 2009.

At October 2, 2005, the Company had outstanding borrowings of $66.9 million under the revolver at interest rates ranging from 6.31% to 8.25% per annum (6.64% weighted average). The principal balance of the senior term loan was $7.5 million with an interest rate of 6.5% at October 2, 2005. On October 2, 2005, the Company had available borrowing capacity under the revolver in the amount of $25.0 million.

The second lien term loan bears interest at the prime rate plus a margin of 6.50% or, at our election, LIBOR plus a margin of 7.50%. The Company had outstanding borrowings of $70.0 million under the second lien term loan as of October 2, 2005, with interest rates ranging from 11.0% to 11.25% per annum (11.09% weighted average). The second lien term loan is secured by a second lien position in the stock and assets of the Company’s subsidiaries and matures on April 30, 2010.

The Company pays a fee on outstanding letters of credit equal to the LIBOR margin then applicable to the revolver. As of October 2, 2005, the Company’s outstanding letters of credit totaled $3.1 million and the fee was 2.50% per annum. The Company also pays commitment fees of 0.50% per annum on the unused portion of the revolver commitment.

Both the senior credit agreement and second lien term loan credit agreement contain customary covenants and events of default, including the maintenance of fixed charge coverage ratios, total debt to adjusted EBITDA ratios and minimum levels of EBITDA, all as defined in the agreements. As of October 2, 2005, COMSYS was in compliance with all covenant requirements and believes it will be able to comply with these covenants during the remainder of fiscal year 2005. These agreements also place restrictions on the Company’s ability to enter into certain transactions without the approval of the lenders, such as the payment of dividends, disposition and acquisition of assets and the assumption of contingent obligations. In the event the Company is unable to comply with these covenants during this period or thereafter, the Company would be required to obtain the necessary consents or waivers from its lenders. No assurance can be given that such consents or waivers could be obtained at all or on terms acceptable to the Company.

Effective February 22, 2005, the Company entered into an interest rate swap and an interest rate cap that together effectively converted $40.0 million of variable rate debt to modified fixed rate debt through September 20, 2009, thus potentially reducing the impact of changes in interest rates on future interest expense. The swap and the cap are designated as cash flow hedges of the variable LIBOR-based interest payments on $40.0 million of borrowings under the senior credit agreement and, as such, are carried at fair value. The swap is based on a $20.0 million notional amount at a rate of 4.59%, and the cap is based on a $20.0 million notional amount at a rate of 4.50%. The net fair value of the interest rate swap and cap is reflected in the Company’s consolidated balance sheet at October 2, 2005 as a noncurrent asset with an offset to accumulated other comprehensive income of $324,000.

On September 12, 2005, COMSYS announced that it intends to commence an offering of $150.0 million of Senior Notes due 2013 through a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The offering of the notes, which is subject to market and other conditions, will be made within the United States only to qualified institutional buyers and, outside the United States, to non-U.S.

COMSYS IT Partners, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—Continued

investors. The Company intends to use the net proceeds of the note offering to repay outstanding indebtedness under the Company’s existing senior credit facility and second lien term loan. The Company has not completed this offering but continues to monitor the market conditions for these high-yield securities.

(4) Stock Based Compensation

Effective with the merger, 1,000 shares of Class D Preferred Stock that were issued as of July 1, 2004 under the 2004 Management Incentive Plan (the “Plan”), which was adopted by Old COMSYS effective January 1, 2004, were exchanged for a total of 1,405,844 restricted shares of COMSYS common stock. One-third of these shares, or 468,615 shares, were vested at the merger date and another 156,205 shares vested on January 1, 2005 for a total of 624,820 vested shares in fiscal 2004. Another 312,410 shares vest in equal installments of 156,205 shares on January 1st of each of the years 2006 and 2007, and the remaining 468,614 shares vest in equal annual installments if specified earnings targets are met for fiscal years 2004, 2005 and 2006, in each case subject to vesting as discussed below. The earnings target was not met for 2004 and, at this time, it appears unlikely that the earnings target will be met for 2005; therefore it is expected that a total of 156,205 shares will vest in fiscal 2005. Deferred stock compensation of $3.5 million was recorded at January 2, 2005 for the remaining shares that vest over time and is being amortized to compensation expense over the vesting period.

Upon the occurrence of certain events, including the sale or transfer of more than 50% of the Company’s assets, a merger or consolidation in which the Company is not the surviving corporation, the liquidation or dissolution of the Company, a “change in ownership” (as defined in the Plan) or the completion of an equity offering resulting in gross proceeds of $35 million (a “Qualified Offering”), all outstanding shares of restricted stock issued under the Plan will immediately vest in full other than shares that vest subject to the satisfaction of specified earnings targets. The shares subject to specified earnings targets are also subject to immediate vesting, regardless of whether the applicable vesting conditions had been or would be met, if the aggregate value of the securities issued in the merger to the stockholders of Old COMSYS exceed $175 million over a 30-day period beginning after a Qualified Offering and ending on or prior to December 31, 2006.

As of October 2, 2005, there were 978,508 options outstanding to purchase COMSYS stock under the Company’s various stock incentive plans. Additionally, the 1,405,844 restricted common shares described above were outstanding at October 2, 2005.

Had compensation expense been determined consistent with the fair value method the Company’s pro forma net income (loss) would have been reported as follows:

	Three months ended		Nine months ended
	October 2, 2005	September 30, 2004	October 2, 2005	September 30, 2004
	(In thousands, except per share data)
Net income (loss) attributable to common stockholders as reported	$2,447	$(19,704)	$2,970	$(47,423)
Add stock compensation included in reported net income (loss)	437	—	1,313	—
Deduct stock compensation determined under fair value based method for all awards	(421)	—	(1,280)	—
Tax effect	—	—	—	—

Pro forma net income (loss) attributable to common stockholders	$2,463	$(19,704)	$3,003	$(47,423)

Basic earnings (loss) per share, as reported	$0.16	$(8,075.41)	$0.19	$(19,435.66)
Diluted earnings (loss) per share, as reported	0.15	(8,075.41)	0.19	(19,435.66)
Pro forma basic earnings (loss) per share	0.16	(8,075.41)	0.20	(19,435.66)
Pro forma diluted earnings (loss) per share	0.15	(8,075.41)	0.19	(19,435.66)

COMSYS IT Partners, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—Continued

(5) Income taxes

As of October 2, 2005, COMSYS had $79.6 million in net deferred tax assets and had recorded a reserve against those net assets due to the uncertainty related to the realization of these amounts. Net operating loss carryforwards from prior years will offset any projected tax provision generated during the current year.

(6) Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that would occur if options or other contracts to issue common stock were exercised or converted into common stock.

The computation of basic and diluted earnings (loss) per share is as follows:

	Three months ended		Nine months ended
	October 2, 2005	September 30, 2004	October 2, 2005	September 30, 2004
	(In thousands, except shares and per share data)
Net income (loss)	$2,447	$(19,704)	$2,970	$(47,423)

Weighted average common shares outstanding	15,504,552	2,440	15,418,257	2,440
Add: dilutive stock options and warrants	428,892	—	266,026	—

Diluted weighted average common shares outstanding	15,933,444	2,440	15,684,283	2,440

Basic earnings (loss) per share	$0.16	$(8,075.41)	$0.19	$(19,435.66)
Diluted earnings (loss) per share	0.15	(8,075.41)	0.19	(19,435.66)

Stock options to purchase 4,108 shares of common stock are excluded from the computation of diluted earnings (loss) per share in the 2005 periods because their effect is antidilutive.

In October of 2005, the Company issued 26,605 shares of its common stock to JP Morgan Chase Bank in connection with JP Morgan Chase Bank’s cashless exercise on September 14, 2005 of warrants to purchase 76,899 shares of the Company’s common stock at the exercise price of $7.8025 per share. These shares are included in weighted average shares outstanding for the three months and nine months ended October 2, 2005, as of the date of the effectiveness of the exercise.

(7) Commitments and Contingencies

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

(8) Comprehensive Income

The following sets forth the amount of comprehensive income of the Company for the periods indicated.

	Three months ended		Nine months ended
	October 2, 2005	September 30, 2004	October 2, 2005	September 30, 2004
	(In thousands)
Net income (loss)	$2,447	$(19,704)	$2,970	$(47,423)
Foreign currency translation adjustments	(204)	—	(50)	—
Net unrealized gain on change in fair values of derivative instruments	320	—	324	—

Total comprehensive income	$2,563	$(19,704)	$3,244	$(47,423)

(9) Subsequent Events

On October 31, 2005, the Company entered into amendments to the senior credit agreement and second lien term loan credit agreement (Note 3). The amendments provide for the consent of the lenders to the acquisition by a COMSYS subsidiary of Pure Solutions, Inc. (“Pure Solutions”), an information technology services company with operations in northern California, and modifications to certain covenants. The amendment to the senior credit agreement also provides for an increase in the Company’s maximum borrowings under such agreement from $100.0 million to $105.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere in this report, as well our audited consolidated financial statements and related notes appearing in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Forward-Looking Information” included elsewhere in this report and in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005. For accounting purposes, the merger of Old COMSYS with Venturi was treated as a reverse merger in which Old COMSYS was deemed to be the acquirer. The financial data and discussion and analysis set forth below relating to all periods prior to the merger on September 30, 2004 reflect the historical results of Old COMSYS. The financial data and discussion and analysis set forth below relating to periods subsequent to September 30, 2004 reflect the financial results of COMSYS after giving effect to the merger and include Venturi’s results of operations from the effective date of the merger. In light of the merger of Old COMSYS and Venturi, the historical data presented below for the 2004 periods is not necessarily indicative of future results.

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

Overview

Our business strategy is to become the largest provider of IT staffing services in the United States with complementary services. Among our immediate peer group, we are the only staffing provider focused exclusively on the IT sector. We intend to continue implementing our business strategy through a combination of internal growth and strategic acquisitions that complement or enhance our business.

Industry trends that affect our business include:

•	rate of technological change;

•	rate of growth in corporate IT budgets;

•	penetration of IT staffing in the general workforce;

•	outsourcing of the IT workforce; and

•	consolidation of supplier bases.

The Merger

On September 30, 2004, Old COMSYS completed a merger transaction with Venturi, a publicly traded IT and commercial staffing company, in which COMSYS Holding was merged with a wholly owned subsidiary of Venturi. Concurrent with the merger, we sold Venturi’s commercial staffing business for $30.3 million in cash and the assumption of approximately $700,000 in liabilities. At the effective time of the merger, we changed our name to COMSYS IT Partners, Inc. and issued new shares of our common stock to the stockholders of Old COMSYS, resulting in such stockholders owning approximately 55.4% of our outstanding common stock on a fully diluted basis. Since former Old COMSYS stockholders owned a majority of our outstanding common stock as a result of the merger, Old COMSYS was deemed the acquiring company for accounting and financial reporting purposes.

The key elements of the integration of the legacy businesses of Old COMSYS and Venturi have been substantially completed. We believe this diminishes the business risks associated with the integration and accelerates the recognition of cost savings. Further, we have created a corporate infrastructure capable of supporting our internal growth strategy and future acquisitions. The integration of the businesses of Old COMSYS and Venturi have, to date, resulted in:

•	consolidation of all 17 duplicate branch offices;

•	deployment of our proprietary front office information system (FOX) to the Venturi branch offices;

•	standardization of compensation plans for all account managers, recruiters and managing directors;

•	implementation of common health care and 401(k) programs;

•	transition of the Old COMSYS back office information system to Venturi’s PeopleSoft system and transition of legacy Venturi back office and accounting processes to our shared services operation located in Phoenix, Arizona, together resulting in the consolidation of all of our back office operations for COMSYS, including payroll, billing, accounts payable, collections and financial reporting; and

•	elimination of approximately 190 duplicative staff positions.

In connection with the integration of the information systems, we continue to refine and correct processes related to billing, accounts payable, collections and financial reporting. While we have made substantial progress in these areas, we now do not expect to complete these efforts until the fourth quarter of 2005. Until such processes are fully refined and corrected, we may experience a delay in billing our customers and collections of accounts receivable, which could adversely affect our revenue and results of operations.

Results of Operations

The following table sets forth the percentage relationship to revenues of certain items included in our unaudited consolidated statements of operations:

	Three months ended		Nine months ended
	October 2,	September 30,	October 2,	September 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	75.5	75.9	76.5	76.2

Gross profit	24.5	24.1	23.5	23.8

Selling, general and administrative expenses	18.3	19.9	17.4	18.3
Restructuring and integration costs	0.6	—	1.0	—
Stock based compensation	0.3	5.6	0.3	1.9
Registration statement fees and expenses	—	—	0.2	—
Depreciation and amortization	1.1	4.1	1.4	4.4

	20.3	29.6	20.3	24.6
Operating income	4.2	(5.5)	3.2	(0.8)
Interest expense and other expenses, net	2.7	17.9	2.6	17.4
Loss on early extinguishment of debt	—	3.1	—	1.1
Income tax expense	—	(5.7)	—	(2.0)

Net income (loss)	1.5%	(20.8)%	0.6%	(17.3)%

Billable headcount at end of period	4,792	2,933	4,792	2,933

(1)	Historically, Old COMSYS’ fiscal quarters ended with calendar quarters, while Venturi’s first three fiscal quarters were each equal to 13 calendar weeks (ending on a Sunday). In connection with the merger, we adopted Venturi’s fiscal accounting periods. Accordingly, our third fiscal quarter ended on October 2, 2005.

Our billable consultant headcount increased from approximately 2,800 for Old COMSYS at September 30, 2003 to approximately 3,000 for Old COMSYS prior to the merger on September 30, 2004. Our billable consultant headcount was approximately 4,900 at January 3, 2005 and approximately 4,700 at July 3, 2005. The decrease was due to a seasonal reduction that occurred in January 2005, our decision not to renew a low-margin portion of our business with a particular client and a higher than anticipated turnover rate with respect to our consultants. Our billable headcount increased in the third quarter to approximately 4,800 at October 2, 2005.

Three Months Ended October 2, 2005 versus Three Months Ended September 30, 2004

We earned operating income of $6.8 million and net income of $2.4 million in the third quarter ended October 2, 2005 compared to an operating loss of $5.2 million and a net loss of $19.7 million in the third quarter ended September 30, 2004. The increase in operating income was due primarily to the merger with Venturi as well as a general improvement in the Company’s operating results subsequent to the third quarter of 2004. A decrease in net interest expense of $11.5 million from the third quarter ended September 30, 2004 to the third quarter ended October 2, 2005, which was due primarily to the redemption of Old COMSYS mandatorily redeemable preferred stock in connection with the merger, also contributed to the improvement in our results of operations. See “—Interest Expense.”

Revenues. Revenues for the third quarters ended October 2, 2005 and September 30, 2004 were $163.2 million and $94.8 million, respectively, representing an increase of 72.1%. The increase for the third quarter ended October 2, 2005 was due to revenues from our combined operations following the merger and overall economic growth in the United States, which led to a higher level of activity. Billable headcount was 4,792 as of October 2, 2005 compared to Old COMSYS’ billable headcount of 2,933 as of September 30, 2004. In addition, fee revenues from our vendor management services increased to $3.9 million for the third quarter ended October 2, 2005 from $2.0 million for Old COMSYS for the third quarter ended September 30, 2004. This increase was due to the merger and growth in vendor management programs.

Our revenue growth was driven primarily by our clients in the financial services and telecommunications industry sectors. Revenues from the financial services sector increased by $11.0 million, or 30.8%, in the third quarter ended October 2, 2005 compared to the third quarter ended September 30, 2004 and accounted for 28.7% of our revenues in the third quarter ended October 2, 2005 compared to 37.8% of Old COMSYS’ revenues in the third quarter ended September 30, 2004. Revenues from the telecommunications sector increased over the same period by $1.5 million, or 7.6%, but also declined as a percentage of total revenues from 20.5% of Old COMSYS’ third quarter 2004 revenues to 12.8% of our third quarter 2005 revenues. The declines in revenues from the financial services and telecommunications industries as a percentage of our total revenues reflect the diversification of our client base following the merger.

Cost of Services. Cost of services for the third quarters of 2005 and 2004 was $123.3 million and $72.0 million, respectively, representing an increase of 71.3%. The increase for the third quarter of 2005 was primarily due to our combined operations following the merger. Cost of services as a percentage of revenue was 75.5% in the third quarter of 2005, which approximated the third quarter of 2004 amount of 75.9%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the third quarters ended October 2, 2005 and September 30, 2004 were $29.9 million and $18.9 million, respectively, representing an increase of 58.2%. The increase was due to our combined operations following the merger. As a percentage of revenue, selling, general and administrative expenses decreased to 18.3% in the third quarter of 2005 from 19.9% in the third quarter of 2004. The decrease as a percentage of revenue was due to our ability to leverage fixed overhead costs over an expanding revenue base following the merger.

Restructuring and Integration Costs. For the three months ended October 2, 2005, we recorded restructuring and integration costs of $928,000, of which $750,000 represents severance accruals and $178,000 represents integration services provided by third parties and transition costs related to duplicative leases and integration of back office systems. In July 2005, the Company announced to its employees that it was reorganizing its management team as a final step in the process of integrating Venturi’s operations into COMSYS. This reorganization resulted in the elimination of approximately 20 staff positions and, as a result, the Company recorded an additional restructuring charge of $750,000 in the third quarter of 2005 for severance payouts.

The following is an analysis of the restructuring reserve for the quarter ended October 2, 2005 (in thousands):

	Employee severance	Lease costs	Total
Balance, July 3, 2005	$855	$4,846	$5,701
Charges	750	—	750
Cash payments	(690)	(1,783)	(2,473)

Balance, October 2, 2005	$915	$3,063	$3,978

Stock Based Compensation. Stock based compensation expense in the third quarter of 2005 was $437,000, which represents amortization of deferred stock based compensation related to restricted stock. In the merger, all of the outstanding shares of Old COMSYS Class D redeemable preferred stock, which were issued as of July 1, 2004 under the Old COMSYS 2004 Management Incentive Plan, were exchanged for 1.4 million shares of our common stock. Of these shares, 468,615 shares were vested at the closing of the merger and, on January 1, 2005, an additional 156,205 shares vested. On January 1, 2006, 156,205 shares will vest, and another 156,205 shares will vest on January 1, 2007, resulting in compensation expense of $1.7 million in each of fiscal 2005 and 2006 when these unvested shares fully vest, which expense is accrued throughout the year. The remaining 468,614 shares will vest if certain performance based criteria specified in the 2004 Management Incentive Plan are met. The vesting of all unvested shares will be accelerated upon the occurrence of certain events as specified in the 2004 Management Incentive Plan, and the associated stock based compensation expense will be recognized at the time of such accelerated vesting. At this time, it appears unlikely that the earnings target will be met for 2005. See Note 4 to the unaudited consolidated financial statements included elsewhere in this report.

Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation of our fixed assets and amortization of our customer base and contract cost intangible assets. For the third quarter ended October 2, 2005 and September 30, 2004, depreciation and amortization expense was $1.9 million and $3.9 million, respectively, representing a decrease of 52.6%. This decline was due primarily to certain intangible assets becoming fully amortized subsequent to September 30, 2004.

Interest Expense. Interest expense was $4.4 million and $15.9 million in the third quarter of 2005 and 2004, respectively. The decrease of $11.5 million was due to the redemption of Old COMSYS preferred stock in connection with the merger. On July 1, 2003, we adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which requires that dividends on mandatorily redeemable preferred stock be recorded as interest expense. SFAS No. 150 applies to both COMSYS’ and Old COMSYS’ redeemable preferred stock and, as a result, interest expense includes dividends in the amount of $11.4 million in the third quarter of 2004 compared to $843,000 in the third quarter of 2005. Net interest expense on borrowings under our credit facilities was $3.6 million in the third quarter of 2005 compared to $4.5 million in the third quarter of 2004. The decrease was due to the repayment of $64.8 million of senior subordinated notes in the third quarter of 2004 with a weighted average interest rate of 16.6% at September 30, 2004 and the repayment of a $7.8 million interest deferred note with an interest rate of 11.0%, compounded quarterly. More favorable interest rates under the new senior credit facility entered into in connection with the merger more than offset the effect of the increase in borrowings under this facility. See “Liquidity and Capital Resources—Overview.”

Provision for Income Taxes. As of October 2, 2005, we had $79.6 million in net deferred tax assets and had recorded a reserve against those net assets due to the uncertainty related to the realization of these amounts. Net operating loss carryforwards from prior years are expected to offset any projected tax provision generated during the current year.

Nine Months Ended October 2, 2005 Versus Nine Months Ended September 30, 2004

We earned operating income of $15.6 million and net income of $3.0 million in the first nine months of fiscal 2005 compared to an operating loss of $2.1 million and a net loss of $47.4 million in the same fiscal period of 2004. The increase in operating income was due primarily to the merger with Venturi as well as a general improvement in our operating results subsequent to the first nine months of 2004. A decrease in net interest expense of $34.0 million from the first nine months of fiscal 2004 compared to the same fiscal period of 2005, which was due primarily to the redemption of Old COMSYS mandatorily redeemable preferred stock in connection with the merger, also contributed to the improvement in our results of operations. See “—Interest Expense.”

Revenues. Revenues for the first nine months of fiscal 2005 and fiscal 2004 were $490.3 million and $274.2 million, respectively, representing an increase of 78.8%. The increase for the first nine months of 2005 was due to revenues from our combined operations following the merger and overall economic growth in the United States, which led to a higher level of activity. Billable headcount was 4,792 as of October 2, 2005 compared to Old COMSYS’ billable headcount of 2,933 as of September 30, 2004. In addition, fee revenues from our vendor management services increased to $9.7 million for the nine-month period ended October 2, 2005 from $4.8 million for Old COMSYS for the nine-month period ended September 30, 2004. This increase was due to the merger and growth in vendor management programs.

Our revenue growth was driven primarily by our clients in the financial services and telecommunications industry sectors. Revenues from the financial services sector increased by $53.1 million, or 54.2%, in the first nine months of 2005 compared to the first nine months of 2004 and accounted for 30.8% of our revenues in the first nine months of 2005 compared to 35.7% of Old COMSYS’ revenues in the first nine months of 2004. Revenues from the telecommunications sector increased over the same period by $7.8 million, or 13.0%, but also declined as a percentage of total revenues from 21.8% of Old COMSYS’ revenues for the nine months ended September 30, 2004 to 13.8% of our revenues for the nine months ended October 2, 2005. The declines in revenues from the financial services and telecommunications industries as a percentage of our total revenues reflect the diversification of our client base following the merger.

Cost of Services. Cost of services for the first nine months of fiscal 2005 and for the same nine-month period of 2004 was $375.3 million and $208.9 million, respectively, representing an increase of 79.7%. The increase for the first nine months of 2005 was due to our combined operations following the merger. Cost of services as a percentage of revenue increased to 76.5% in the first nine months of fiscal 2005 from 76.2% in the first nine months of fiscal 2004. The increase in cost of services as a percentage of revenue was primarily due to increases in state unemployment taxes and health care expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the first nine months of fiscal 2005 and fiscal 2004 were $85.5 million and $50.3 million, respectively, representing an increase of 70.1%. The increase was primarily due to our combined operations following the merger. As a percentage of revenue, selling, general and administrative expenses decreased to 17.4% in the first nine months of 2005 from 18.3% in the first nine months of 2004. The decrease as a percentage of revenue was due to our ability to leverage fixed overhead costs over an expanded revenue base following the merger.

Restructuring and Integration Costs. For the first nine months of fiscal 2005, we recorded restructuring and integration costs of $4.8 million, of which $750,000 represents severance accruals and $4.0 million represents integration services provided by third parties and transition costs related to duplicative leases and integration of back office systems. In July 2005, the Company announced to its employees that it was reorganizing its management team as a final step in the process of integrating Venturi’s operations into COMSYS. This reorganization resulted in the elimination of approximately 20 staff positions and, as a result, the Company recorded an additional restructuring charge of $750,000 in the third quarter of 2005 for severance payouts.

The following is an analysis of the restructuring reserve for the nine-month period ended October 2, 2005 (in thousands):

	Employee severance	Lease costs	Professional fees	Total
Balance, January 2, 2005	$2,234	$7,986	$48	$10,268
Adjustments	—	(1,346)	—	(1,346)
Charges	750	—	—	750
Cash payments	(2,069)	(3,577)	(48)	(5,694)

Balance, October 2, 2005	$915	$3,063	$—	$3,978

Stock Based Compensation. Stock based compensation expense for the first nine months of fiscal 2005 was $1.3 million, which represents amortization of deferred stock based compensation. In the merger, all of the outstanding shares of Old COMSYS Class D redeemable preferred stock, which were issued as of July 1, 2004 under the Old COMSYS 2004 Management Incentive Plan, were exchanged for 1.4 million shares of our common stock. Of these shares, 468,615 shares were vested at the closing of the merger, and on January 1, 2005, an additional 156,205 shares vested. On January 1, 2006, 156,205 shares will vest, and another 156,205 shares will vest on January 1, 2007, resulting in compensation expense of $1.7 million in each of fiscal 2005 and 2006 when these unvested shares fully vest, which expense is accrued throughout the year. The remaining 468,614 shares will vest if certain performance based criteria specified in the 2004 Management Incentive Plan are met. The vesting of all unvested shares will be accelerated upon the occurrence of certain events as specified in the 2004 Management Incentive Plan, and the associated stock based compensation expense will be recognized at the time of such accelerated vesting. At this time, it appears unlikely that the earnings target will be met for 2005. See Note 4 to the unaudited consolidated financial statements included elsewhere in this report.

Registration Statement Fees and Expenses. On April 4, 2005, we filed a Registration Statement on Form S-1, as amended on May 11, 2005, with the Securities and Exchange Commission relating to a proposed public offering of our common stock. We intended to use the net proceeds from the offering to redeem all of our outstanding Series A-1 redeemable preferred stock and to repay approximately $25.0 million of outstanding principal and interest under the second lien term loan. On June 17, 2005, we announced our decision to withdraw the proposed equity offering due to market conditions. As a result, we recorded expense of $950,000 in the second quarter of 2005 related to the costs incurred in connection with the proposed equity offering and the registration statement.

Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation of our fixed assets and amortization of our customer base and contract cost intangible assets. For the first nine months of fiscal 2005 and for the same nine-month period of 2004, depreciation and amortization expense was $6.9 million and $11.9 million, respectively, representing a decrease of 42.3%. This decline was due primarily to certain intangible assets becoming fully amortized subsequent to September 30, 2004.

Interest Expense. Interest expense was $12.8 million and $46.7 million for the first nine months of fiscal 2005 and for the first nine months of fiscal 2004, respectively, a decrease of $33.9 million, which was due to the redemption of Old COMSYS preferred stock in connection with the merger. On July 1, 2003, we adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which requires that dividends on mandatorily redeemable preferred stock be recorded as interest expense. SFAS No. 150 applies to both COMSYS’ and Old COMSYS’ redeemable preferred stock and, as a result, interest expense includes dividends in the amount of $33.2 million in the first nine months of 2004 compared to $2.5 million in the first nine months of 2005. Net interest expense on borrowings under our credit facilities was $10.2 million in the first nine months of fiscal 2005 compared to $13.6 million in the same nine- month period of 2004. The decrease was due to the repayment of $64.8 million of senior subordinated notes in the third quarter of 2004 with a weighted average interest rate of 16.6% at September 30, 2004 and the repayment of a $7.8 million interest deferred note with an interest rate of 11.0%, compounded quarterly. More favorable interest rates under the new senior credit facility entered into in connection with the merger more than offset the effect of the increase in borrowings under this facility. See “Liquidity and Capital Resources—Overview.”

Provision for Income Taxes. As of October 2, 2005, we had $79.6 million in net deferred tax assets and had recorded a reserve against those net assets due to the uncertainty related to the realization of these amounts. Net operating loss carryforwards from prior years will offset any projected tax provision generated during the current year.

Liquidity and Capital Resources

Overview

Old COMSYS had historically financed its operations through internally generated funds, the issuance of preferred stock and borrowings under its credit facilities. At October 2, 2005, we had net working capital of $22.5 million compared to net working capital of $16.6 million at January 2, 2005.

On September 30, 2004, in conjunction with the merger with Venturi, we issued $22.4 million of mandatorily redeemable preferred stock and entered into a new senior credit facility with Merrill Lynch Capital and a syndicate of lenders (the “senior credit agreement”) that replaced our prior credit facility. The senior credit agreement, as amended to date, provides for borrowings of up to $105.0 million under a revolving line of credit (the “revolver”) and a $15.0 million term loan payable in eight quarterly installments (the “senior term loan”). At the same time, we borrowed $70.0 million under a second lien term loan credit agreement with Merrill Lynch Capital, Heritage Bank, SSB and a syndicate of lenders (the “second lien term loan”).

Borrowings under the revolver are limited to 85% of eligible accounts receivable, as defined, reduced by the amount of outstanding letters of credit and designated reserves. At September 30, 2004, these designated reserves were a minimum availability reserve of $5.0 million and a restructuring reserve of $22.9 million intended to fund certain liabilities of Venturi as of September 30, 2004, purchase accounting reserves established in connection with the merger and the estimated cash outlays related to restructuring and transition costs associated with the merger that were not eligible for accrual in the purchase price allocation (comprised primarily of expenses related to duplicative leases, redundant headcount, severance arrangements, asset write-offs and integration services provided by third parties). As of October 2, 2005, the $5.0 million minimum availability reserve remained and the restructuring reserve had been reduced to zero. Interest on the revolver and senior term loan is based on LIBOR plus a margin, which on the revolver is 2.25% or 2.50%, depending upon our ratio of total debt to adjusted EBITDA, as defined in the senior credit agreement, and which is 3.00% for the senior term loan. At our election, interest on the revolver and senior term loan may be based on the prime rate plus a margin, which on the revolver is 1.25% or 1.50%, depending upon our ratio of total debt to adjusted EBITDA, and which is 2.00% for the senior term loan. The senior credit agreement is secured by a pledge of the stock of our subsidiaries and a lien on the assets of our subsidiaries and expires in September 2009. At October 2, 2005, we had outstanding borrowings of $66.9 million under the revolver at interest rates ranging from 6.31% to 8.25% per annum (weighted average rate of 6.64%) and borrowing availability under the revolver of $25.0 million for general corporate purposes. The principal balance of the senior term loan on that date was $7.5 million with an interest rate of 6.5%.

The second lien term loan bears interest at the prime rate plus a margin of 6.50% or, at our election, LIBOR plus a margin of 7.50%. The principal balance of the second lien term loan was $70.0 million as of October 2, 2005, and had interest rates ranging from 11.0% to 11.25% (weighted average rate of 11.09%). The second lien term loan is secured by a second lien position in the stock and assets of our subsidiaries and matures on April 30, 2010. Prepayment of principal will be required under the senior term loan, the revolver and the second lien term loan in certain circumstances.

We pay a fee on outstanding letters of credit equal to the LIBOR margin then applicable to the revolver. As of October 2, 2005, our outstanding letters of credit totaled $3.1 million and the fee was 2.50% per annum. We also pay commitment fees of 0.50% per annum on the unused portion of the revolver.

Effective February 22, 2005, we entered into an interest rate swap and an interest rate cap that together effectively converted $40.0 million of variable rate debt to modified fixed rate debt through September 20, 2009, thus potentially reducing the impact of changes in interest rates on future interest expense. The swap and the cap are designated as cash flow hedges of the variable LIBOR-based interest payments on $40.0 million of borrowings under the senior credit agreement and, as such, are carried at fair value. The swap is based on a $20.0 million notional amount at a rate of 4.59%, and the cap is based on a $20.0 million notional amount at a rate of 4.50%. The net fair value of the interest rate swap and cap is reflected in our consolidated balance sheet at October 2, 2005 as a noncurrent asset with an offset to accumulated other comprehensive income of $324,000.

The following table summarizes our cash flow activity during the periods indicated (in thousands):

	Nine months ended
	October 2, 2005	September 30, 2004
Net cash provided by (used in) operating activities	$3,322	$(7,002)
Net cash used in investing activities	(6,830)	(2,883)
Net cash provided by financing activities	4,541	9,885

Cash provided by operating activities in the first nine months of fiscal 2005 was $3.3 million compared to cash used in operating activities of $7.0 million for the first nine months of 2004. Our positive cash flows from operating activities in the 2005 period reflect higher operating income than in the previous year, partially offset by increased working capital requirements due to the costs associated with the integration of Venturi’s operations and the transition of the Old COMSYS back office functions to Venturi’s PeopleSoft system. Cash flows from operating activities were also affected by the timing of cash receipts and disbursements.

Cash used in investing activities in the first nine months of fiscal 2005 was $6.8 million compared to $2.9 million for the same period in 2004. The increase was due to an increase in capital expenditures related to computer systems and leasehold improvements and other costs related to the merger.

Cash provided by financing activities was $4.5 million for the first nine months of fiscal 2005 representing primarily net borrowings under the revolver of $9.9 million to fund operating and investing activities less the repayment of $5.6 million under the senior term loan. For the nine months ended September 30, 2004, net cash provided by financing activities was $9.9 million, which represented net borrowings under our credit facilities.

In the nine months ended October 2, 2005, we incurred $4.8 million for merger integration costs. Capital expenditure requirements, primarily for software upgrades for our PeopleSoft system, hardware for our internal information systems and leasehold improvements, are currently expected to be approximately $1.3 million for the remainder of 2005. We anticipate that our capital requirements for at least the next 12 months will be satisfied through a combination of cash flow from operations and borrowings under our revolver.

Pursuant to the terms of the revolver, we maintain a zero balance in our domestic cash accounts. Any excess cash in our accounts is swept on a daily basis and applied to repay borrowings under the revolver, and any cash needs are satisfied through borrowings under the revolver.

Since May 13, 2004, our common stock has traded on the NASDAQ National Market. Following our name change in connection with our merger with Old COMSYS in September 2004, our common stock has traded under the symbol “CITP.”

Debt Compliance

Our ability to continue operating is largely dependent upon our ability to maintain compliance with the financial covenants of our credit facilities. Both the senior credit agreement and second lien term loan contain customary covenants and events of default, including the maintenance of fixed charge coverage ratios, total debt to adjusted EBITDA ratios and minimum levels of EBITDA, all as defined in the agreements. As of October 2, 2005, we were in compliance with all covenant requirements under the senior credit agreement and the second lien term loan, and we believe we will be able to comply with these covenants during the remainder of fiscal year 2005. In the event we are unable to comply with these covenants during this period or thereafter, we would be required to obtain the necessary consents or waivers from our lenders. No assurance can be given that such consents or waivers could be obtained at all or on terms acceptable to us.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, also referred to as GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates include the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. We evaluate these estimates and assumptions on an ongoing basis, including but not limited to those related to revenue recognition, the recoverability of goodwill, collectibility of accounts receivable, reserves for medical costs, realization of deferred tax assets and accounting for derivative instruments. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ materially from these estimates.

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

Recoverability of Goodwill and Other Intangible Assets

Effective at the beginning of 2002, Old COMSYS adopted SFAS No. 142, Goodwill and Other Intangible Assets, which established a new method for testing goodwill and other intangible assets for impairment using a fair value based approach. Under the new standard, goodwill and other intangible assets with indefinite lives are no longer amortized as was previously required, but are tested annually for impairment, unless an event occurs or circumstances change during the year that reduce or may reduce the fair value of the reporting unit below its book value, in which event an impairment charge may be required during the year. The annual test, which COMSYS performs at the beginning of the fiscal fourth quarter, requires estimates and judgments by management to determine valuations for each reporting unit. Although we believe our assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially affect our reported financial results. Different assumptions related to future cash flows, operating margins, growth rates and discount rates could result in an impairment charge, which would be recognized as a noncash charge to operating income and a reduction in asset values on our balance sheet. The Company recorded impairment charges in 2002 totaling $152.7 million and recorded no impairment charges in 2003 or 2004. At October 2, 2005 and January 2, 2005, total goodwill was $156.9 million and $153.7 million, respectively.

Our intangible assets other than goodwill represent contract costs and a customer base and are amortized over the respective contract terms or estimated life of the customer base, ranging from two to five years. At October 2, 2005 and January 2, 2005, net intangible assets were $5.2 million and $7.1 million, respectively. In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, we evaluate the recoverability and estimated useful lives of such assets. The estimated future undiscounted cash flows associated with the assets are compared to the assets’ carrying amount to determine if a write-down to fair value is necessary. We believe that all of our long-lived assets are fully realizable as of October 2, 2005.

Collectibility of Accounts Receivable

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain allowances for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Further, we monitor current economic trends that might impact the level of credit losses in the future and the effects of billing disruptions from the conversion of information systems in connection with merger integration activities. Since we cannot predict with certainty future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. Additional allowances may be required if the economy or the financial condition of our customers deteriorates. If we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which we made such a determination. As of October 2, 2005 and January 2, 2005, the allowance for uncollectible accounts receivable was $4.6 million and $3.2 million, respectively.

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

We record an estimated tax liability or tax benefit for income and other taxes based on what we determine will likely be paid in the various tax jurisdictions in which we operate. We use our best judgment in the determination of these amounts. However, the liabilities ultimately realized and paid are dependent upon various matters, including resolution of tax audits, and may differ from amounts recorded. An adjustment to the estimated liability would be recorded as income tax expense or benefit in the period in which it becomes probable that the amount of the actual liability differs from the recorded amount.

Derivatives

We are a party to an interest rate swap and an interest rate cap that mature in September 2009 and are designated as cash flow hedges under the provisions of SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities. The combined net fair value of the swap and cap is recorded on our consolidated balance sheet at October 2, 2005 as an asset in the amount of $324,000. The estimated fair values of derivatives used to hedge our interest rate risk, which have been provided to us by Merrill Lynch Capital, fluctuate over time and should be viewed in relation to the underlying hedging transaction and the overall management of our exposure to fluctuations in the underlying risk.

The offsetting amount for the net fair value of our interest rate swap and cap is recorded in accumulated other comprehensive income within the equity section of our consolidated balance sheet. Upon termination, the associated balance in accumulated other comprehensive income is amortized to earnings as the hedged cash flows occur. Any ineffectiveness present in our cash flow hedges will be recognized immediately in earnings without offset. There was no ineffectiveness in the first nine months of 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Outstanding debt under our senior and term loan credit agreements at October 2, 2005 was $144.4 million. Interest on borrowings under these facilities is based on the prime rate or LIBOR plus a variable margin. Based on the outstanding balance at October 2, 2005, a change of 1% in the interest rate would cause a change in interest expense of approximately $1.44 million on an annual basis.

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

The interest rate swap and cap are recorded at fair value, based on an amount estimated by Merrill Lynch Capital, which represents the amount that Merrill Lynch Capital would have paid us at October 2, 2005 if the swap and cap had been terminated at that date. The combined net fair value at October 2, 2005 is $324,000, which is included in our consolidated balance sheet in noncurrent assets, with an offset to accumulated other comprehensive income.

ITEM 4. CONTROLS AND PROCEDURES

As of October 2, 2005, our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Following the merger of Venturi and Old COMSYS on September 30, 2004, as part of our integration of the two businesses, we began the process of transitioning Old COMSYS’ back office information system to Venturi’s PeopleSoft system and consolidating Venturi’s disparate back office operations, including payroll, billing, accounts payable, collections and financial reporting, to Old COMSYS’ shared services center located in Phoenix, Arizona. This transition has continued throughout fiscal 2005. Other than changes relating to this transition, there has been no change in our internal control over financial reporting during the quarter ended October 2, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have issued 164,289 shares of our common stock in connection with the following warrant exercises. Such shares of our common stock were not registered under the Securities Act of 1933, as amended, and were issued in reliance on the exemption from registration available under Section 4(2) of the Securities Act. The transactions did not involve any public offering and the requirements of the exemption were otherwise complied with.

In July of 2005, we issued 96,649 shares of our common stock to Bank of America Strategic Solutions, Inc. in connection with Bank of America Strategic Solution’s cashless exercise as of May 9, 2005 of warrants to purchase 211,474 shares of our common stock at an exercise price of $7.8025 per share.

In September of 2005, we issued 41,035 shares of our common stock to Mellon HBV SPV in connection with Mellon HBV SPV’s cashless exercise as of August 16, 2005 of warrants to purchase 76,899 shares of our common stock at an exercise price of $7.8025 per share.

In October of 2005, we issued 26,605 shares of our common stock to JP Morgan Chase Bank in connection with JP Morgan Chase Bank’s cashless exercise as of September 14, 2005 of warrants to purchase 76,899 shares of our common stock at an exercise price of $7.8025 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Each exhibit identified below is filed as part of this report. Exhibits designated with an “*” are filed as an exhibit to this Quarterly Report on Form 10-Q. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2004).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.21 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2004).

Exhibit Number	Description
3.3	First Amendment, effective April 28, 2005, to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2004).

4.1	Registration Rights Agreement, dated as of Sept. 30, 2004, by and among the Company and the stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A/A filed with the SEC on November 2, 2004).

4.2	Amendment No. 1, effective April 1, 2005, to Registration Rights Agreement, dated as of Sept. 30, 2004, by and among the Company, and the stockholders party thereto (incorporated by reference to Exhibit 2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2005).

4.3	Amended and Restated Registration Rights Agreement, dated as of Sept. 30, 2004, by and among the Registrant and the stockholders party thereto (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A filed with the SEC on November 2, 2004).

4.4	Amendment No. 1, effective April 1, 2005, to Amended and Restated Registration Rights Agreement, dated as of Sept. 30, 2004, by and among the Registrant and the stockholders party thereto (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2005).

4.5	Voting Agreement, dated as of Sept. 30, 2004, by and among the Registrant and the stockholders party thereto (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2004).

4.6	Voting Agreement, dated as of Sept. 30, 2004, between the Registrant and MatlinPatterson Global Opportunities Partners L.P. (incorporated by reference to Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2004).

4.7#	Common Stock Purchase Warrant dated as of April 14, 2003, issued by the Registrant in favor of BNP Paribas (incorporated by reference to Exhibit 99.16 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2003).

4.8	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.0 to the Quarterly Report on Form 10-Q filed with the SEC on August 13, 2003).

10.1+	Form of Indemnification Agreement with directors and executive officers of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2004).

10.2	Consent and Second Amendment to Term Loan Credit Agreement dated May 4, 2005 among COMSYS Services LLC, COMSYS Information Technology Services, Inc., the Company, PFI Corp., Merrill Lynch Capital, as Administrative Agent, Heritage Bank, SSB, as Collateral Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2005).

10.3	Consent and Third Amendment to Term Loan Credit Agreement dated as of July 21, 2005 among COMSYS Services LLC, COMSYS Information Technology Services, Inc., the Company, PFI Corp., Merrill Lynch Capital, as Administrative Agent, Heritage Bank, SSB, as Collateral Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 17, 2005).

10.4	Consent and Third Amendment to Credit Agreement dated May 4, 2005 among COMSYS Services LLC, COMSYS Information Technology Services, Inc., the Company, PFI Corp., Merrill Lynch Capital, as Administrative Agent, ING Capital LLC, as Documentation Agent, GMAC Commercial Finance LLC, as Syndication Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2005).

10.5	Consent and Fourth Amendment to Credit Agreement dated as of July 21,2005 among COMSYS Services LLC, COMSYS Information Technology Services, Inc., the Company, PFI Corp., Merrill Lynch Capital, as Administrative Agent, ING Capital LLC, as Documentation Agent, GMAC Commercial Finance LLC, as Syndication Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 17, 2005).

10.6	Consent and Fourth Amendment to Term Loan Credit Agreement dated October 31, 2005 among COMSYS Services LLC, COMSYS Information Technology Services, Inc., the Company, PFI Corp., Pure Solutions, Inc., Merrill Lynch Capital, as Administrative Agent, NexBank, SSB, formerly known as Heritage Bank, SSB, as Collateral Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2005).

Exhibit Number	Description
10.7	Consent and Fifth Amendment to Credit Agreement dated as of October 31, 2005 among COMSYS Services LLC, COMSYS Information Technology Services, Inc., the Company, PFI Corp., Pure Solutions, Inc., Merrill Lynch Capital, as Administrative Agent, ING Capital LLC, as Documentation Agent, GMAC Commercial Finance LLC, as Syndication Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2005).

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.
#	This exhibit is substantially identical to Common Stock Purchase Warrants issued by the Registrant to each of Bank of America, N.A., Bank One, NA, Inland Partners, L.P., Links Partners, L.P., MatlinPatterson Global Opportunities Partners L.P., R2 Investments, LDC and Mellon HBV SPV LLC.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSYS IT PARTNERS, INC.
(Registrant)

Date: November 16, 2005	By:	/s/ Michael T. Willis
Michael T. Willis
President and Chief Executive Officer

Date: November 16, 2005	By:	/s/ Joseph C. Tusa, Jr.
Joseph C. Tusa, Jr.
Senior Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2004).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.21 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2004).

3.3	First Amendment, effective April 28, 2005, to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2004).

4.1	Registration Rights Agreement, dated as of Sept. 30, 2004, by and among the Company and the stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A/A filed with the SEC on November 2, 2004).

4.2	Amendment No. 1, effective April 1, 2005, to Registration Rights Agreement, dated as of Sept. 30, 2004, by and among the Company, and the stockholders party thereto (incorporated by reference to Exhibit 2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2005).

4.3	Amended and Restated Registration Rights Agreement, dated as of Sept. 30, 2004, by and among the Registrant and the stockholders party thereto (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A filed with the SEC on November 2, 2004).

4.4	Amendment No. 1, effective April 1, 2005, to Amended and Restated Registration Rights Agreement, dated as of Sept. 30, 2004, by and among the Registrant and the stockholders party thereto (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2005).

4.5	Voting Agreement, dated as of Sept. 30, 2004, by and among the Registrant and the stockholders party thereto (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2004).

4.6	Voting Agreement, dated as of Sept. 30, 2004, between the Registrant and MatlinPatterson Global Opportunities Partners L.P. (incorporated by reference to Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2004).

4.7#	Common Stock Purchase Warrant dated as of April 14, 2003, issued by the Registrant in favor of BNP Paribas (incorporated by reference to Exhibit 99.16 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2003).

4.8	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.0 to the Quarterly Report on Form 10-Q filed with the SEC on August 13, 2003).

10.1+	Form of Indemnification Agreement with directors and executive officers of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2004).

10.2	Consent and Second Amendment to Term Loan Credit Agreement dated May 4, 2005 among COMSYS Services LLC, COMSYS Information Technology Services, Inc., the Company, PFI Corp., Merrill Lynch Capital, as Administrative Agent, Heritage Bank, SSB, as Collateral Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2005).

10.3	Consent and Third Amendment to Term Loan Credit Agreement dated as of July 21, 2005 among COMSYS Services LLC, COMSYS Information Technology Services, Inc., the Company, PFI Corp., Merrill Lynch Capital, as Administrative Agent, Heritage Bank, SSB, as Collateral Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 17, 2005).

10.4	Consent and Third Amendment to Credit Agreement dated May 4, 2005 among COMSYS Services LLC, COMSYS Information Technology Services, Inc., the Company, PFI Corp., Merrill Lynch Capital, as Administrative Agent, ING Capital LLC, as Documentation Agent, GMAC Commercial Finance LLC, as Syndication Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2005).

E-1

Exhibit Number	Description

10.5	Consent and Fourth Amendment to Credit Agreement dated as of July 21, 2005 among COMSYS Services LLC, COMSYS Information Technology Services, Inc., the Company, PFI Corp., Merrill Lynch Capital, as Administrative Agent, ING Capital LLC, as Documentation Agent, GMAC Commercial Finance LLC, as Syndication Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 17, 2005).

10.6	Consent and Fourth Amendment to Term Loan Credit Agreement dated October 31, 2005 among COMSYS Services LLC, COMSYS Information Technology Services, Inc., the Company, PFI Corp., Pure Solutions, Inc., Merrill Lynch Capital, as Administrative Agent, NexBank, SSB, formerly known as Heritage Bank, SSB, as Collateral Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2005).

10.7	Consent and Fifth Amendment to Credit Agreement dated as of October 31, 2005 among COMSYS Services LLC, COMSYS Information Technology Services, Inc., the Company, PFI Corp., Pure Solutions, Inc., Merrill Lynch Capital, as Administrative Agent, ING Capital LLC, as Documentation Agent, GMAC Commercial Finance LLC, as Syndication Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2005).

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.
#	This exhibit is substantially identical to Common Stock Purchase Warrants issued by the Registrant to each of Bank of America, N.A., Bank One, NA, Inland Partners, L.P., Links Partners, L.P., MatlinPatterson Global Opportunities Partners L.P., R2 Investments, LDC and Mellon HBV SPV LLC.
+	Management contract or compensatory plan or arrangement.

E-2