Form 10-K
period 2006-01-01
COMSYS IT PARTNERS INC
filed 2006-03-17
CIK 948850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended January 1, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                     to                     .

Commission file number 000-27792

COMSYS IT PARTNERS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	56-1930691
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification number)

4400 Post Oak Parkway, Suite 1800

Houston, TX 77027

(Address, including zip code, of

principal executive offices)

(713) 386-1400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).

Large accelerated filer    ☐    Accelerated filer    ☒    Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of July 1, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was $83,207,257. For the purpose of calculating this amount only, all stockholders with more than 10% of the total voting power, all directors and all executive officers have been treated as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant does not have any non-voting common stock. The number of shares of the registrant’s common stock outstanding as of March 10, 2006, was 18,737,939.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive proxy statement for the registrant’s 2006 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report, including information incorporated by reference, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to the financial condition, results of operations, plans, objectives, future performance and business of COMSYS IT Partners, Inc. and its subsidiaries. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All statements other than statements of historical facts included in, or incorporated into, this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements.

These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, including:

•	the Company’s success in attracting, training, retaining and motivating billable consultants and key officers and employees;

•	our ability to shift a larger percentage of our business mix into IT solutions and project management and, if successful, our ability to manage those types of business profitably;

•	changes in levels of unemployment and other economic conditions in the United States, or in particular regions or industries;

•	weakness or reductions in corporate information technology spending levels;

•	the Company’s ability to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions;

•	the impact of competitive pressures on our ability to maintain or improve our operating margins, including any change in the demand for our services;

•	the entry of new competitors into the U.S. staffing services market due to the limited barriers to entry or the expansion of existing competitors in that market;

•	increases in employment-related costs such as healthcare and unemployment taxes;

•	the possibility of the Company’s incurring liability for the activities of its billable consultants or for events impacting its billable consultants on clients’ premises;

•	the risk in an uncertain economic environment of increased incidences of employment disputes, employment litigation and workers’ compensation claims;

•	integration and restructuring risks associated with the COMSYS and Venturi merger or other business activities and the challenges of achieving anticipated synergies;

•	the risk that further cost cutting or restructuring activities undertaken by the Company could cause an adverse impact on certain of the Company’s operations;

•	economic declines that affect our business, including its profitability, liquidity or the ability to comply with our loan covenants;

•	adverse changes in credit and capital markets conditions that may affect our ability to obtain financing or refinancing on favorable terms;

•	adverse changes to management’s periodic estimates of future cash flows that may affect the Company’s assessment of its ability to fully recover its goodwill; and

•	whether governments will amend existing regulations or impose additional regulations or licensing requirements in such a manner as to increase the Company’s costs of doing business.

Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or that the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in this section, the “Risk Factors” section and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I

ITEM 1. BUSINESS

Unless otherwise indicated or the context otherwise requires, all references in this report to “COMSYS,” the “Company,” “us,” “our” or “we” are to COMSYS IT Partners, Inc., a Delaware corporation formed in July 1995, and its consolidated subsidiaries. Except as otherwise specified, references to “Old COMSYS” are to COMSYS Holding, Inc., its subsidiaries and their respective predecessors prior to its merger with VTP, Inc., a wholly owned subsidiary of Venturi Partners, Inc., on September 30, 2004, which we refer to as the merger. Venturi Partners, Inc. was the surviving entity in the merger and changed its name to “COMSYS IT Partners, Inc.” Since former Old COMSYS stockholders owned a majority of our common stock upon consummation of the merger, Old COMSYS is deemed the acquirer of Venturi for accounting and financial reporting purposes. References to “Venturi” are to Venturi Partners, Inc., its subsidiaries and their respective predecessors prior to the merger, except those subsidiaries relating to Venturi’s commercial staffing business, which were sold on September 30, 2004.

Company Overview

We are a leading information technology, or IT, services company that provides a full range of specialized staffing and project implementation services and products. Our comprehensive service offerings allow our clients to focus their resources on their core businesses rather than on recruiting, training and managing IT professionals. In using our staffing services, our clients benefit from:

•	our extensive recruiting channels, providing our clients ready access to highly skilled and specialized IT professionals, often within 48 hours of submitting a placement request;

•	access to a flexible workforce, allowing our clients to manage their labor costs more effectively without compromising their IT goals; and

•	our knowledge of the market for IT resources, providing our clients with qualified candidates at competitive prices.

We contract with our customers to provide both short- and long-term IT staffing services at client locations throughout the United States. Our consultants possess a wide range of skills and experience, including website development and integration, application programming and development, client/server development, systems software architecture and design, systems engineering and systems integration.

In addition to our core IT staffing business, we also offer our customers services that complement our staffing activities, such as:

•	vendor management, in which we assist our clients in quantifying, consolidating, rationalizing and monitoring their procurement of temporary staffing and other services from multiple suppliers;

•	project solutions, including software development and maintenance, network design and management and offshore application maintenance and development; and

•	recruitment and permanent placement of IT professionals.

These additional services provide us opportunities to build relationships with new clients and enhance our service offerings to our existing clients.

We currently engage approximately 4,900 consultants. We recruit our consultants through our internal proprietary database that contains information about more than 400,000 candidates, and also through the internet, local and national advertising and trade shows. We have a specialized selection, review and reference process for our IT consultant candidates that is an integral part of maintaining the delivery of high quality service to our clients.

We serve a broad and diversified customer base with over 400 corporate and government clients, including some of the largest users of IT services in the United States. These clients operate across a wide range of industry sectors, including financial services, telecommunications, manufacturing, information technology, government, pharmaceutical, transportation and health care. Our customer base includes approximately 30% of the Fortune 500 companies and approximately 66% of the Fortune 50 companies. We have long-standing relationships with many of our clients, including relationships of more than a decade with many of our large customers. We believe our diverse customer base limits the risk associated with customer concentration. In fiscal 2005, for example, none of our customers represented more than 8.3% of our revenues and our 15 largest customers represented approximately 40% of our revenues.

Our operations have a coast-to-coast presence in the United States, with 42 offices in 26 states. This coverage allows us to meet the needs of our clients on a national basis and provides us with a competitive advantage over certain regional and local IT staffing providers. In addition, we have one office in the United Kingdom through which we provide services to certain key U.S.-based clients.

Our History

We completed the merger of Venturi and Old COMSYS on September 30, 2004, to create one of the leading IT staffing companies in the United States. The combined company has achieved cost savings by reducing corporate overhead and other expenses. The combined company also enjoys the benefits of a broader geographic footprint and offers an expanded range of technology service offerings that we expect will make us more competitive.

Prior to the merger, Old COMSYS was one of the largest providers of IT staffing services in the United States, and its consultants provided services to a diverse customer base that included commercial clients and federal and state governmental entities. Headquartered in Houston, Texas, it operated a network of 30 offices in 20 states. Prior to the merger, Venturi was a leading provider of technology and commercial staffing services to businesses and professional and government organizations. It operated through 27 offices in 20 states. Venturi’s IT service offerings, which were similar to those offered by Old COMSYS, included technology consulting, IT staffing, IT permanent placement and vendor management services.

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

Services

Our core business is providing IT staffing services. We also strive to differentiate ourselves from our competitors by offering additional services that complement our IT staffing services, including vendor management, project solutions and recruitment and permanent placement of IT professionals.

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

Our staffing services are generally provided on a time-and-materials basis, meaning that we bill our clients for the number of hours worked in providing services to the client. Hourly bill rates are typically determined based on the level of skill and experience of the consultants assigned and the supply and demand in the current market for those qualifications. Alternatively, the bill rates for some assignments are based on a mark-up over compensation and other direct and indirect costs. Assignments generally range from 30 days to over a year, with an average duration of five months. Certain of our contracts are awarded on the basis of competitive proposals, which can be periodically re-bid by the client.

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

Vendor Management Services

Vendor management services, or VMS, are services that allow our clients to manage their procurement of and expenditures for temporary IT, clerical, finance and accounting, and light industrial personnel. Contracted services are often provided to a large client by hundreds of companies. VMS provides a mechanism for clients to reduce their expenditures for temporary personnel services by standardizing pay rates for similar positions and reducing the number of suppliers providing these services. VMS also gives our clients the ability to leverage their purchasing power for these temporary personnel services by standardizing their requisition, contract and procurement processes. Clients benefit from contracting with only one supplier, receiving a consolidated invoice and having a single point of contact while retaining access to a full range of resources offered by a diverse portfolio of suppliers.

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

Permanent Placement

We also assist our clients in locating IT professionals for full-time positions within their organizations. We assist in recruitment efforts and screening potential hires. If a customer hires our candidate, we are generally compensated based on a percentage of the candidate’s first year cash compensation. Billing is contingent on our filling the position and our fees are often subject to a 90-day guarantee period.

Industry Overview

We believe that the demand for IT staffing in the United States is highly correlated to economic conditions and overall employment trends and that demand will increase with an improving economy. After contraction in the IT staffing industry from late 2000 to 2002 caused by corporate overspending on IT initiatives during the late 1990s and subsequent poor economic conditions, the industry has shown signs of improvement, growing by approximately 10% in 2004 according to an August 2005 report by Staffing Industry Analysts, Inc., or SIA, an independent, industry-recognized research group. In a February 2006 report, SIA estimated that IT staffing services will grow by 8% in 2006. Gartner, Inc., another independent, industry recognized research and analysis firm, estimated that IT staffing services will grow 3.3% in 2006. Vendor management services are expected to grow at a much faster pace. SIA projected that 29% of large companies would use vendor management services in 2005, compared to 8% in 2003.

The IT staffing industry is fragmented and highly competitive. Based on SIA data for 2004, no single provider accounted for more than 9% of total IT staffing industry revenues, and the top five IT staffing providers accounted for approximately 27% of total industry revenues. We believe that the larger competitors in our industry are better positioned to increase their respective market share due, in part, to the fact that many large companies increasingly source their IT staffing and service needs from a list of preferred service providers that meet specific criteria. The criteria typically include the service provider’s (i) geographic coverage relative to the client’s locations, (ii) size and market share, which is often measured by total revenues, (iii) proven ability to quickly fill client requests with qualified candidates, and (iv) pricing structure, including discounts and rebates. As a result, we believe that further consolidation of our industry will continue.

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

Proven Track Record with a National Footprint. We believe that our brand name, high quality consultant base and broad geographic presence give us a competitive advantage as corporate and governmental clients continue to consolidate their use of IT staffing providers. We currently engage approximately 4,900 consultants and offer a wide range of IT staffing expertise, including website development and integration, application programming and development, client/server development, systems software architecture and design, systems engineering and systems integration. Our coast-to-coast presence of 42 offices in 26 states allows us to meet the needs of our clients on a national basis, as well as build local relationships. For our large customers that have multiple IT centers in the United States, our geographic coverage allows us to provide consistent high quality service through a single point of contact.

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

Diversified Revenue Base With Long-Term Customer Relationships. We have over 400 clients, including approximately 30% of the Fortune 500 companies and approximately 66% of the Fortune 50 companies. During fiscal 2005, no single client represented more than 8.3% of our revenues and our 15 largest clients represented approximately 40% of our revenues. Our clients operate across a broad spectrum of vertical markets, with our four largest end markets consisting of financial services, telecommunications, manufacturing, and information technology. We have long-standing relationships with many of our clients, including relationships of more than a decade with many of our large customers.

Extensive Recruiting Channels and Effective Hiring Process. We believe that our recruiting tools and processes and our depth of knowledge of the markets in which we operate provide us with a competitive advantage in meeting the demanding time-to-market requirements for placement of IT consultants. The placement of highly skilled personnel requires operational and technical knowledge to effectively recruit and screen personnel, match them to client needs, and develop and manage the resulting relationships. To find and place the best candidate with the applicable skill-set, we maintain a proprietary database that contains information about more than 400,000 candidates. We also recruit through the internet, local and national advertising and trade shows and we maintain a national recruiting center in the United States. All of these resources assist us in locating qualified candidates quickly, often within 48 hours of a client placement request.

Complementary Service Offerings. We believe our complementary service offerings help us to build and enhance our relationships with new and existing clients by providing us with cross-selling opportunities for all of our service offerings. In addition to our core business of IT staffing, we offer our customers vendor management services, project solutions and permanent placement of IT professionals. We began offering vendor management services in 2000 and now provide these services to approximately 30 clients. We believe we are one of the leading vendor management businesses in the United States. We also evaluate opportunities to expand our service offerings based on customer demand and technology needs.

Scalable Infrastructure. We have a scalable information technology and transaction processing infrastructure. Our back-office functions, including payroll, billing, accounts payable, collections and financial reporting, are consolidated in our shared services center in Phoenix, Arizona, which operates on a PeopleSoft platform. We also have a proprietary, web-enabled front-office exchange (FOX), which facilitates the identification, qualification and placement of consultants in a timely manner. In addition, we maintain a centralized call center for scheduling sales appointments and a centralized proposals and contract services department. We believe this infrastructure will facilitate our internal growth strategy and allow us to continue to integrate acquisitions rapidly.

Business Strategy

Our goal is to become the leading provider of IT staffing services in the United States and to expand our complementary service offerings. We believe the following are key elements of our business strategy:

Expand Our Services to Our Existing Client Base. We are focused on expanding our market share in IT staffing services through greater penetration of our existing client base. We believe our brand name and proven track record with our clients will allow us to become an increasingly significant preferred IT staffing provider to them. We also actively pursue cross-selling opportunities to provide additional services, such as vendor management and project solutions, to our existing clients.

Increase Our Customer Base within Our Existing Markets. We are focused on increasing our customer base by capitalizing on our broader geographic footprint and expanded range of services resulting from our merger with Venturi. We also plan to continue developing new customer relationships by leveraging our national and local sales forces through our 42 branch offices. We believe our reputation as a high quality provider of IT staffing services in our existing markets positions us to grow our share in certain of these markets with limited incremental fixed costs.

Expand Our Geographic Presence. We seek opportunities to expand our national presence by adding additional offices to enable us to reach new clients or provide our services to existing clients in other locations. In particular, we continue to evaluate expansion to other cities in the United States where we believe the competitive dynamics would be favorable and we could enter with limited investment.

Focus on Higher-Skills Staffing Opportunities. We plan to continue focusing on placements that require more highly skilled IT professionals, which typically generate higher bill rates and margins. We also remain committed to identifying emerging information technology applications that have the potential to generate substantial demand and yield high margins.

Attract and Retain Highly Skilled Consultants. We believe that one of the keys to our success is our ability to attract and retain highly skilled consultants. To achieve this, we seek projects that provide our consultants the opportunity to work on complex applications or to learn new technologies. Our client profile, including approximately 30% of the Fortune 500, is also attractive to professionals with more advanced skill sets. We monitor the market for IT consultants to allow us to offer competitive compensation and benefits. In addition, we continue to expand our online training programs that we offer our consultants and provide consultant resource managers to assist our consultants in their career development and help maintain a positive work environment.

Capitalize on Strategic Acquisition Opportunities. We look for acquisition targets that provide us the opportunity to expand our services to new geographic markets, add new clients to our existing customer base or add new IT practice areas to our existing capabilities. In addition, we believe that strategic acquisitions can enhance our internal growth through cross-selling opportunities that can expand our market share and enhance our profitability by capitalizing on our scalable infrastructure. We believe our operating platform enables us to integrate acquisitions efficiently while reducing corporate overhead and other expenses.

In less than one year, we substantially completed the integration of our merger with Venturi. The integration of the businesses of Old COMSYS and Venturi has resulted in:

•	consolidation of all 17 duplicate branch offices;

•	deployment of our proprietary front office information system to the Venturi branch offices;

•	standardization of compensation plans for account managers, recruiters and managing directors;

•	implementation of common health care and 401(k) programs;

•	transition of the Old COMSYS back office information system to Venturi’s PeopleSoft system and transition of legacy Venturi back office and accounting processes to our shared services operation located in Phoenix, Arizona, together resulting in the consolidation of all of our back office operations for COMSYS, including payroll, billing, accounts payable, collections and financial reporting; and

•	elimination of a substantial number of duplicative staff positions.

In connection with the integration of the information systems, we continue to refine processes related to billing, collections and financial reporting, which we expect to complete in 2006. Until such processes are fully refined, we may experience a delay in billing our customers and collections of accounts receivable.

Sales and Marketing

We employ a centralized sales and marketing strategy that focuses on both national and local accounts. The marketing strategy is implemented on both national and local levels through each of our branch offices. At the national level, we focus on attaining preferred supplier status with Fortune 500 companies, a status that would make us one of a few approved service providers to those companies. An integral part of our marketing strategy at the national level is the use of our account management professionals who generally have over five years of experience in our industry. Their industry experience makes them capable of understanding our clients’ business strategies and IT staffing requirements. We are also supported by:

•	centralized proposals and contract services departments;

•	a strategic accounts group;

•	a candidate sourcing operation for larger, high-volume clients that obtain contract IT professionals primarily through procurement departments;

•	a centralized outbound call center for scheduling sales appointments with key contacts at prospective clients;

•	a project solutions sales force;

•	a vendor management sales force; and

•	national recruiting centers for sourcing IT professionals located in the United States.

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

Employees and Consultants

Of our 4,900 consultants on assignment, approximately 70% are employee consultants and approximately 30% are subcontractors and independent contractors. In addition, as of January 1, 2006, we had 761 permanent staff employees consisting primarily of management, administrative staff, account managers and recruiters. None of our employees are covered by collective bargaining agreements, and management believes that its relationships with its employees are good.

We recruit our consultants through both centralized and decentralized recruiting programs. Our recruiters use our internal proprietary database (FOX), the internet, local and national advertisements and trade shows. FOX is an integrated, web-based sales and recruiting application that we developed. The interactive system maintains a current database containing information about more than 400,000 candidates, including their skills, education, desired work location and other employment-related information. The system enables us to scan, process and store thousands of resumes, making it easier for recruiters to identify, qualify and place consultants in a timely manner. FOX also allows billable consultants to electronically review and apply for job openings. In addition, we use our national recruiting center in Houston, Texas for sourcing IT professionals located in the U.S. This center enhances our local recruitment effort by providing additional resources to meet clients’ critical timeframes and broadening our capability to deliver resources in areas of the country where no local office exists. We also recruit qualified candidates through our candidate referral program, which pays a referral fee to eligible individuals responsible for attracting new recruits that are successfully placed by us on an assignment.

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

In an effort to attract a broad spectrum of qualified billable consultants, we offer a wide variety of employment options and training programs. Through our training and development department, we offer an online training platform to our consultants. This program includes over 900 self-paced IT and business-related courses and eight technical certification paths in course areas such as software development, enterprise data systems, internet and network technologies, web design, project management, operating systems, server technologies and business-related skills. We believe that these training initiatives improve consultant recruitment and retention, increase the technical skills of our personnel and result in better service for our clients. We also provide consultant resource managers to assist our consultants in their career development and help maintain a positive work environment.

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

The competitive factors in obtaining and retaining clients include, among others, an understanding of client-specific job requirements, the ability to provide appropriately skilled information technology consultants in a timely manner, the monitoring of job performance quality and the price of services. The primary competitive factors in obtaining qualified candidates for temporary IT assignments are wages, the technologies that will be utilized, the challenges that an assignment presents, the timing of availability of assignments and the types of clients and industries that will be serviced. We believe that our nationwide presence, strength in recruiting and account management and the broad range of customers and industries to which we provide services make us highly competitive in obtaining and retaining clients and recruiting highly qualified consultants.

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

EXECUTIVE OFFICERS

Information regarding the executive officers of COMSYS is as follows:

Name	Age	Position
Larry L. Enterline (1)	53	Chief Executive Officer

Michael H. Barker	51	Executive Vice President—Field Operations

Ken R. Bramlett, Jr. (2)	46	Senior Vice President, General Counsel and Corporate Secretary

David L. Kerr	53	Senior Vice President—Corporate Development

Joseph C. Tusa, Jr.	47	Senior Vice President, Chief Financial Officer and Assistant Secretary

(1)	Mr. Enterline rejoined our Company in February 2006, and replaced Mr. Michael T. Willis, who resigned as Chairman of the Board, Chief Executive Officer and President.
(2)	Mr. Bramlett rejoined our Company in January 2006, and replaced Ms. Margaret G. Reed, who resigned as Senior Vice President, General Counsel and Corporate Secretary.

Larry L. Enterline. Mr. Enterline was re-appointed as our Chief Executive Officer effective February 2, 2006. Mr. Enterline had previously served as our Chief Executive Officer from December 2000, when our company was known as Venturi Partners, Inc., until September 30, 2004, when we completed our merger with COMSYS Holding, Inc. He has served as a member of our Board since December 2000 and served as Chairman of the Board from December 2000 until the merger. Prior to joining our company, Mr. Enterline served in a number of senior management positions at Scientific-Atlanta, Inc. from 1989 to 2000, the last of which was Corporate Senior Vice President for Worldwide Sales and Service. He also held management positions in the marketing, sales, engineering and products areas with Bailey Controls Company and Reliance Electric Company from 1974 to 1989. He also serves on the boards of directors of Raptor Networks Technology Inc. and Concurrent Computer Corporation.

Michael H. Barker. Mr. Barker has served as our Executive Vice President – Field Operations since the completion of the merger in September 2004. Prior to the merger, Mr. Barker had served as the President of Division Operations of Venturi since January 2003. From January 2001 through January 2003, Mr. Barker served as President of Venturi’s Technology Division. Prior to that time, Mr. Barker served as President of Divisional Operations of Venturi from October 1999 to January 2001 and as President of its Staffing Services Division from January 1998 until October 1999. Prior to joining Venturi, from 1995 to 1997 Mr. Barker served as the Chief Operations Officer for the Computer Group Division of IKON Technology Services, a diversified technology company.

Ken R. Bramlett, Jr. Mr. Bramlett was re-appointed as our Senior Vice President, General Counsel and Corporate Secretary effective January 3, 2006. Mr. Bramlett had previously served in a number of senior management positions with our company from 1996, when our company was known as Venturi Partners, Inc., until September 30, 2004, when we completed our merger with COMSYS Holding, Inc. His last position prior to the merger was Senior Vice President, General Counsel and Secretary. Prior to rejoining the Company, Mr. Bramlett was a partner in the business law department of Kennedy Covington Lobdell & Hickman LLP, a Charlotte, North Carolina law firm, from March 2005 to December 2005. Mr. Bramlett also serves on the boards of directors of World Acceptance Corporation and Raptor Networks Technology, Inc.

David L. Kerr. Mr. Kerr has served as our Senior Vice President – Corporate Development since the completion of the merger in September 2004. Prior to the merger, Mr. Kerr had served as Senior Vice President – Corporate Development of Old COMSYS since July 2004. Mr. Kerr joined Old COMSYS in October 1999 and served as its Chief Financial Officer and a Senior Vice President until December 2001. Old COMSYS retained Mr. Kerr as an independent consultant from January 2002 to July 2004, during which time Old COMSYS sought his advice and counsel on a number of business matters related to the IT staffing industry including corporate development, mergers and acquisitions, divestitures, sales operations and financial transactions. Prior to joining Old COMSYS, Mr. Kerr was the Founder, Principal Officer, Shareholder and Managing Director of Omni Ventures LLC and Omni Securities LLC. Mr. Kerr was previously a partner with KPMG where he specialized in merger and acquisition transactions.

Joseph C. Tusa, Jr. Mr. Tusa has served as our Senior Vice President and Chief Financial Officer since the completion of the merger in September 2004. Prior to the merger, Mr. Tusa had served as Senior Vice President and Chief Financial Officer of Old COMSYS since December 2001. Mr. Tusa joined Old COMSYS in May 2001 as Senior Vice President of Finance and Administration. Mr. Tusa served as a consultant to Old COMSYS from March 2001 to May 2001. Prior to joining Old COMSYS, Mr. Tusa was a Vice President and Corporate Controller of Metamor Worldwide from February 1997 through October 1997 and served as Senior Vice President from October 1997 through January 2001. Mr. Tusa is a certified public accountant.

ITEM 1.A. RISK FACTORS

In addition to the other information included in this report, the following risk factors should be considered in evaluating our business and future prospects. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to our company and our business. You should also read the other information included in this report, including our financial statements and the related notes.

Risks Related to Our Business

We compete in a highly competitive market with limited barriers to entry and significant pricing pressures and may not be able to continue to successfully compete.

The U.S. IT staffing services market is highly competitive and fragmented. We compete in national, regional and local markets with full-service and specialized staffing agencies, systems integrators, computer systems consultants, search firms and other providers of staffing and consulting services. Although the majority of our competitors are significantly smaller than we are, a number of competitors have greater marketing and financial resources than us. In addition, there are relatively few barriers to entry into our markets and we have faced, and expect to continue to face, competition from new entrants into our markets. We expect that the level of competition will remain high in the future, which could limit our ability to maintain or increase our market share or maintain or increase gross margins, either of which could have a material adverse effect on our financial condition and results of operations. In addition, from time to time we experience significant pressure from our clients to reduce price levels, and during these periods we may face increased competitive pricing pressures. Competition may also affect our ability to recruit the personnel necessary to fill our clients’ needs. We also face the risk that certain of our current and prospective clients will decide to provide similar services internally. There can be no assurance that we will continue to successfully compete.

Any economic downturn, or the perception that a downturn is possible, may cause our revenues to decline and may adversely affect our results of operations and financial condition.

Our results of operations are affected by the level of business activity of our clients, which in turn is affected by local, regional and global economic conditions. Demand for personnel services is sensitive to changes, as well as perceived changes, in the level of economic activity. As economic activity slows down, or companies believe that a decline in economic activity is possible, companies tend to reduce their use of temporary employees and permanent placement services before undertaking layoffs of their regular employees, resulting in decreased demand for personnel services. Also, as businesses reduce their hiring of permanent employees, revenue from our permanent placement services is adversely affected. As a result, any significant economic downturn, or the perception that a downturn is possible, could reduce our revenues and adversely affect our results of operations and financial condition.

In addition, the economic slowdown from 2000 to 2003 significantly affected the willingness and ability of businesses to invest capital in upgrading or replacing their technology systems and platforms. Many of our clients canceled, reduced or deferred expenditures for technology services during the economic downturn. If capital investment is constrained by a slow economic environment, or by other factors that we can neither control nor predict, then our existing and prospective clients may increasingly defer or cancel installation of new or upgraded technology systems and platforms. As a result, revenues from our technology services business may not regain former levels in the near term and may in fact decline.

Our profitability will suffer if we are not able to maintain current levels of billable hours and bill rates and control our costs.

Our profit margins, and therefore our profitability, are largely dependent on the number of hours billed for our services, utilization rates, the rates we charge for these services and the pay rates of our consultants. Accordingly, if we are unable to maintain these amounts at current levels, our profit margin and our profitability will suffer. The rates we charge for our services are affected by a number of considerations, including:

•	our clients’ perception of our ability to add value through our services;

•	competition, including pricing policies of our competitors; and

•	general economic conditions.

The number of billable hours is affected by various factors, including the following:

•	the demand for IT staffing services;

•	the number of billing days in any period;

•	the quality and scope of our services;

•	seasonal trends, primarily as a result of holidays, vacations and inclement weather;

•	our ability to transition consultants from completed assignments to new engagements;

•	our ability to forecast demand for our services and thereby maintain an appropriately balanced and sized workforce; and

•	our ability to manage consultant turnover.

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

Our operations depend on our ability to attract and retain the services of qualified billable consultants who possess the technical skills and experience necessary to meet our clients’ specific needs. We are required to continually evaluate, upgrade and supplement our staff in each of our markets to keep pace with changing client needs and technologies and to fill new positions. The IT staffing industry in particular has high turnover rates and is affected by the supply of and demand for IT professionals. This has resulted in intense competition for IT professionals, and we expect such competition to continue. Our customers also may hire our consultants, and direct hiring by customers adversely affects our turnover rate as well. In addition, our consultants’ loyalty to us may have been harmed by our decreasing pay rates in order to preserve our profit margin in the previous market downturn, which may adversely affect our competitive position. Certain of our IT operations recruit consultants who require H-1B visas, and U.S. immigration policy currently restricts the number of new H-1B petitions that may be granted in each fiscal year. Our failure to attract and retain the services of personnel, or an increase in the turnover rate among our employees, could have a material adverse effect on our business, operating results or financial condition. If a supply of qualified consultants, particularly IT professionals, is not available to us in sufficient numbers or on economic terms that are, or will continue to be, acceptable to us, our business, operating results or financial condition could be materially adversely affected.

We depend on key personnel, and the loss of the services of one or more of our senior management or a significant portion of our local management personnel could weaken our management team and our ability to deliver quality services and could adversely affect our business.

Our operations historically have been, and continue to be, dependent on the efforts of our executive officers and senior management. In addition, we are dependent on the performance and productivity of our respective regional operations executives, local managing directors and field personnel. The loss of one or more of these employees could have an adverse effect on our operations, including our ability to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions. Our ability to attract and retain business is significantly affected by local relationships and the quality of services rendered by branch managerial personnel. If we are unable to attract and retain key employees to perform these services, our business, financial condition and results of operations could be materially adversely affected.

Our dependence on large customers and the risks we assume under our contracts with them could have a material adverse effect on our revenues and results of operations.

We depend on several large customers for a significant portion of our revenues. Generally, we do not provide services to our customers under long-term contracts. If one or more of our large customers terminated an existing contract or substantially reduced the services they purchase from us, our revenues and results of operations would be adversely affected. In addition, large customers, including those with preferred supplier arrangements, increasingly have been seeking pricing discounts in exchange for higher volumes of business. Furthermore, we may be required to accept less favorable terms regarding risk allocation, including assuming obligations to indemnify our clients for damages sustained in connection with the provision of our services. These factors may potentially adversely affect our revenues and results of operations.

We have substantial debt obligations that could restrict our operations and adversely affect our business and financial condition.

We have substantial indebtedness. On December 14, 2005, we entered into a new $230.0 million secured credit facility consisting of a $120.0 million senior secured revolving credit facility, a $10.0 million senior secured term loan and a $100.0 million junior secured term loan. As of January 1, 2006, our outstanding debt was approximately $142.3 million.

Our substantial indebtedness could have adverse consequences, including:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	limiting our ability to borrow additional funds.

Our outstanding debt bears interest at a variable rate, subjecting us to interest rate risk. Even though we have protected a portion of our interest rate risk with an interest rate swap and cap, in the event economic conditions result in higher interest rates, our debt service requirements on our outstanding debt will also increase. Our debt service requirements require the use of a substantial portion of our operating cash flow to pay interest on our debt instead of other corporate purposes. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. Our cash flow and capital resources may not be sufficient for payment of interest on and principal of our debt in the future, and any such alternative measures may not be successful or may not permit us to meet scheduled debt service obligations. Any failure to meet our debt obligations could harm our business and financial condition.

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

In addition, under our credit facilities, we are required to satisfy a minimum EBITDA requirement, a minimum fixed charge coverage ratio and a maximum total leverage ratio. A breach of any covenants governing our debt would permit the acceleration of the related debt and potentially other indebtedness under cross-default provisions, which could harm our business and financial condition. These restrictions may place us at a disadvantage compared to our competitors that are not required to operate under such restrictions or that are subject to less stringent restrictive covenants.

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

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act. If the costs related to Section 404 compliance are significant, our profitability, stock price and results of operations and financial condition could be materially adversely affected.

Commencing with our fiscal year ended January 1, 2006, we are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures. This section also requires that our independent registered public accounting firm opine on those internal controls and management’s assessment of those controls. During the course of our evaluation and integration of the internal controls of our business, we identified areas requiring improvement, and we have designed enhanced processes and controls to address issues identified through this review.

The out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act have been significant. If the future time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected. If we fail to fully comply with the requirements of Section 404 or if our auditors report a material weakness in connection with the presentation of our financial statements, the accuracy and timeliness of the filing of our periodic reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

We may be unable to adapt to the industry trend towards the use of offshore outsourcing.

In the past few years, more companies are using, or are considering using, low cost “offshore” outsourcing centers, particularly in India, to perform technology related work and projects. This trend has contributed to the decline in domestic IT staff augmentation revenue as well as on-site solutions oriented projects. Our inability to adapt to this trend effectively may adversely impact our revenue growth and profitability.

We have had substantial intangible assets and have incurred significant impairment charges, and may incur further charges if there are significant adverse changes to our outlook.

Our intangible assets consist principally of goodwill and customer-based intangibles resulting from the acquisition of businesses from unrelated third parties for cash and other consideration. We have accounted for these acquisitions using the purchase method of accounting, with the assets and liabilities of the businesses acquired recorded at their estimated fair values as of the dates of the acquisitions. Goodwill in an amount equal to the excess of cost over fair value of the net assets acquired has been recorded at historical cost. Our other intangible assets consist mainly of the value of our customer base.

We have adopted Statement of Financial Accounting Standards No. 142, which prohibits the amortization of goodwill and indefinite-lived intangible assets and requires that goodwill and other indefinite-lived intangible assets be tested annually for impairment. We perform these tests on an annual basis, and any significant adverse changes in our expected future operating results or outlook would likely result in impairment of the affected intangible assets.

Adverse results in tax audits could require significant cash expenditures or expose us to unforeseen liabilities.

We are subject to periodic federal, state and local income tax and payroll tax audits for various tax years. Although we attempt to comply with all taxing authority regulations, adverse findings or assessments made by the taxing authorities as the result of an audit could have a material adverse affect on our business, financial condition and results of operations.

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

Concentration of services in metropolitan areas may adversely affect our revenues in the event of extraordinary events.

A significant portion of our revenues is derived from services provided in major metropolitan areas. A terrorist attack, such as that of September 11, 2001, or other extraordinary events in any of these markets could have a material adverse effect on our revenues and results of operations.

We depend on the proper functioning of our information systems.

We are dependent on the proper functioning of information systems in operating our business. Critical information systems are used in every aspect of our daily operations, most significantly, in the identification and matching of staffing resources to client assignments and in the customer billing and consultant payment functions. Our systems are vulnerable to natural disasters, fire, terrorist acts, power loss, telecommunications failures, physical or software break-ins, computer viruses and other similar events. If our critical information systems fail or are otherwise unavailable, we would have to accomplish these functions manually, which could temporarily impact our ability to identify business opportunities quickly, maintain billing and client records reliably and bill for services efficiently. In addition, we depend on third party vendors for certain functions whose future performance and reliability we cannot control.

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

In addition, some provisions of our certificate of incorporation and bylaws may also discourage a change of control by means of a tender offer, open market purchase, proxy contest or otherwise. These provisions include:

•	special approvals for certain related-party transactions until September 30, 2007;

•	special approvals for certain fundamental corporate transactions or to amend our charter or certain provisions of our bylaws until September 30, 2007; and

•	requiring stockholder action to be at a stockholders meeting and not by written consent of the stockholders.

In addition, we have entered into a voting agreement giving Wachovia Investors, Inc. the right to designate nominees for election to our board of directors, which may have the effect of preventing, or making more difficult, changes in control of our company.

Ownership of our common stock is concentrated among a small number of major stockholders that have the ability to exercise significant control over us and whose interests may differ from the interests of other stockholders.

As of March 15, 2006, Wachovia Investors, Inc. beneficially owned 39.0% of our outstanding common stock, Inland Partners, L.P. and Link Partners, L.P. collectively beneficially own 8.3% of our outstanding common stock and MatlinPatterson Global Opportunities Partners L.P. and its affiliates beneficially own 7.8% of our outstanding common stock. In addition, pursuant to the terms of a voting agreement entered into in connection with the merger, our principal stockholder, Wachovia Investors, has the right to recommend to the nominating committee of our board four to six nominees to be elected to our board of directors, depending on the size of the board, during the first three years after the merger, and each stockholder party to the voting agreement has agreed to vote its shares of our common stock in favor of such nominees. The voting agreement may have the effect of delaying or preventing a change in our management. As a practical matter, Wachovia Investors acting alone or these stockholders collectively will be able to exert significant influence over, or determine, the direction taken by us and the outcome of future matters submitted to our stockholders, including the terms of any proposal to acquire us, subject to some limited protections afforded to minority stockholders under our charter. These protections include special approval requirements during the first three years after the merger for fundamental corporate transactions, some related-party transactions and amendments to our charter and to certain provisions of our bylaws.

Our failure to achieve our strategic goal of shifting more of our business into the IT solutions area could adversely impact our growth rate and profitability.

As market factors continue to pressure our revenue growth and margins in the IT staffing area, we have developed a strategy of shifting more of our business mix into the higher growth and higher margin solutions areas to complement our core business. We have committed resources and substantial management attention to our managed solutions group, which currently offers vendor management services, applications development and other consulting services with emphasis on business intelligence, SAS, ERP, infrastructure data solutions and globalization and localization services. There can be no assurance that we will succeed in our strategy of shifting more of our business mix into these areas, or into other areas within the solutions sector of the IT services industries. Our failure to achieve this strategic objective could adversely impact our growth rate and profitability.

Risks Related to the Merger and the Sale of Our Commercial Staffing Business

Integration of the operations of Venturi and Old COMSYS following the merger presents significant challenges that may keep COMSYS from realizing some of the anticipated benefits of the merger.

We completed the merger of our wholly owned subsidiary, VTP, Inc., with and into Old COMSYS on September 30, 2004. The integration of two independent companies is a complex, costly and time-consuming process that presents significant challenges, including:

•	retaining and assimilating key officers and employees;

•	consolidating corporate and administrative functions, including transitioning to centralized processes and procedures for corporate functions such as contract services, risk management, payroll and billing;

•	transitioning to uniform policies throughout the organization;

•	minimizing the diversion of management’s attention from ongoing business concerns;

•	preserving the customer, supplier, marketing and promotional relationships and other important relationships of both companies;

•	successfully commercializing products and services under development and increasing revenues from existing marketed products and services; and

•	coordinating geographically separate operations.

As part of the integration of the legacy businesses of Old COMSYS and Venturi, we transitioned all back office functions to the COMSYS shared services center located in Phoenix, Arizona and consolidated all of our back office operations, including payroll, billing, accounts payable, collections and financial reporting. In connection with the integration of the information systems, we continue to refine processes related to billing, collections and financial reporting, which we expect to complete in 2006. Until such processes are fully refined, we may experience a delay in billing our customers and collections of accounts receivable.

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

Although our indemnity obligation has expired with respect to breaches of most of our representations and warranties, our indemnity obligation for any breach of our representation regarding tax matters extends through the applicable statute of limitations and there is no time limit on claims brought in connection with any breach of our representations regarding authorization of the transactions, corporate power and authority, absence of conflicts with our organizational documents or board resolutions, capitalization of Venturi Staffing Partners, Inc. or absence of brokerage commissions due or claims based on our failure to fulfill our obligations under the non-qualified profit-sharing plan.

With the exception of certain claims, we are not liable for any claims until the aggregate amount of the claims exceeds $200,000, and then we are liable only for the amount of damages in excess of $100,000. Under our agreement with CBS Personnel Services, our indemnification obligations cannot exceed $5 million, except for liabilities relating to taxes and certain unemployment and unclaimed property taxes. We placed $2.5 million in escrow at closing to secure our obligations relating to these unemployment and unclaimed property taxes, but liabilities with respect to these matters could exceed the escrow amount. Liability incurred by us pursuant to these indemnification obligations could have a material adverse effect on our business, operating results and financial condition.

Risks Related to an Investment in Our Common Stock

Shares of our common stock have been thinly traded in the past and the prices at which our common stock will trade in the future could fluctuate significantly.

As of January 1, 2006, there were 18,737,937 shares of common stock issued and outstanding. Although our common stock is listed on the Nasdaq National Market and a trading market exists, the trading volume has not been significant and there can be no assurance that an active trading market for our common stock will develop or be sustained in the future. Our average daily trading volume during 2005 was approximately 15,175 shares. As a result of the thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, investors may be unable to liquidate their investment in us. Trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. The prices at which our common stock will trade in the future could fluctuate significantly.

Future sales of shares may adversely affect the market price of our shares.

Future sales of our shares, or the availability of shares for future sale, may have an adverse effect on the market price of our shares. Sales of substantial amounts of our shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our shares and may make it more difficult for you to sell your shares at a time and price that you deem appropriate.

The market price and marketability of our shares may from time to time be significantly affected by numerous factors beyond our control, which may adversely affect our ability to raise capital through future equity financings.

The market price of our shares may fluctuate significantly. In addition to lack of liquidity, many factors that are beyond our control may affect the market price and marketability of our shares and may adversely affect our ability to raise capital through equity financings. These factors include the following:

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

We have not historically paid cash dividends on our common stock, and we currently anticipate that we will retain all future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our board of directors. In addition, the terms of our credit facilities prohibit us from paying dividends and making other distributions. As a result, only appreciation of the price of our common stock, which may not occur, will provide a return to our stockholders.

ITEM 1.B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We are headquartered in Houston, Texas and maintain 42 offices in 26 states and one in the United Kingdom. We generally lease our office space under leases with initial terms of five to seven years. These leases typically contain such terms and conditions that are customary in each geographic market. Our offices are usually in office or industrial buildings, and occasionally in retail buildings, and our headquarters facilities and regional offices are in similar facilities. We believe that our offices are well maintained and suitable for their intended purpose.

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

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is listed and traded on the Nasdaq National Market under the symbol “CITP.” From May 13, 2004 until the merger, our common stock traded on the Nasdaq National Market under the symbol “VENP.” From November 21, 2002 until May 13, 2004, our common stock traded on the OTC Bulletin Board maintained by the National Association of Securities Dealers, which we refer to as the OTC Bulletin Board.

The following table includes:

•	the range of high and low bids for our common stock as reported by the OTC Bulletin Board for the first quarter of fiscal 2004 and for the second quarter of fiscal 2004 through May 13, 2004, which quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions; and

•	the high and low sales prices for our common stock as reported on the Nasdaq National Market for each quarter during the period from May 13, 2004 through January 1, 2006.

	High	Low
2004
First Quarter	$13.85	$11.00
Second Quarter (through May 13, 2004)	14.50	12.80
Second Quarter (May 14, 2004 through June 27, 2004)	14.25	12.49
Third Quarter	15.15	7.85
Fourth Quarter	12.00	7.40

2005
First Quarter	$17.24	$10.00
Second Quarter	20.25	11.43
Third Quarter	21.14	10.02
Fourth Quarter	15.18	9.20

As of March 10, 2006, the closing price of our common stock was $11.01, there were 18,737,939 shares of our common stock outstanding and there were 1,401 holders of record of our common stock.

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

The consolidated statements of operations data for the fiscal years ended January 1, 2006, January 2, 2005 and December 31, 2003 and the consolidated balance sheet data at January 1, 2006 and January 2, 2005 are derived from the audited consolidated financial statements appearing elsewhere in this report. The consolidated statements of operations data for the fiscal years ended December 31, 2002 and 2001 and the consolidated balance sheet data at December 31, 2003, 2002 and 2001 are derived from Old COMSYS’ audited consolidated financial statements that are not included in this report. In light of the merger of Old COMSYS and Venturi, the historical data presented below is not indicative of future results.

	Fiscal Year Ended January 1, 2006(1)	Fiscal Year Ended January 2, 2005(1)	Fiscal Year Ended December 31,
			2003	2002	2001
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$661,657	$437,013	$332,850	$386,947	$527,564
Cost of services	505,233	331,474	251,501	292,266	396,580

Gross profit	156,424	105,539	81,349	94,681	130,984

Selling, general and administrative expenses	118,607	79,378	63,881	69,858	96,233
Restructuring and integration costs	4,780	10,322	854	875	3,412
Stock based compensation	1,750	6,998	—	—	—
Goodwill impairment loss	—	—	—	11,200	—
Depreciation and amortization	9,067	14,564	15,870	14,580	49,400

Operating income (loss)	22,220	(5,723)	744	(1,832)	(18,061)
Interest expense and other expenses, net(2)	17,061	51,848	37,234	14,634	26,762
Loss on early extinguishment of debt	2,227	2,986	—	—	5,201
Income tax expense (benefit)	783	(5,402)	760	—	—
Cumulative effect of accounting change: goodwill impairment(3)	—	—	—	(141,500)	—

Net income (loss)	2,149	(55,155)	(37,250)	(157,966)	(50,024)
Preferred stock dividends and accretion(2)	—	—	(19,240)	(34,737)	(24,199)

Net income (loss) attributable to common stockholders	$2,149	$(55,155)	$(56,490)	$(192,703)	$(74,223)

Basic and diluted earnings (loss) per common share(4)	$0.14	$(14.20)	$(23,153.48)	$(78,975.10)	$(29,784.51)

Weighted average basic and diluted shares outstanding(4):
Basic	15,492	3,884	2.4	2.4	2.4
Diluted	15,809	3,884	2.4	2.4	2.4

	At January 1, 2006	At January 2, 2005	At December 31,
			2003	2002	2001
	(In thousands)
Consolidated Balance Sheet Data:
Total assets(2)	$366,921	$322,481	$168,119	$183,953	$366,643
Mandatorily redeemable preferred stock, redeemable common stock and warrant liability(2)	—	23,314	360,721	315,509	280,995
Other debt, including current maturities	142,273	140,123	111,706	141,353	166,456
Stockholders’ equity (deficit)(2)	71,096	36,025	(373,180)	(318,986)	(124,250)

(1)	Historically, Old COMSYS’ fiscal year ended on December 31st, while Venturi’s fiscal year ended on the Sunday closest to December 31st. In connection with the merger, we adopted Venturi’s fiscal year-end. Accordingly, our fiscal year-end for 2004 was January 2, 2005 and for 2005 was January 1, 2006.
(2)	Effective July 1, 2003, Old COMSYS adopted SFAS No. 150, which resulted in the reclassification of Old COMSYS’ mandatorily redeemable preferred stock and accrued dividends of $337.7 million, and $1.4 million of common stock, to noncurrent liabilities. Stockholder notes receivable for the purchase of redeemable securities were reclassified out of equity and recorded as noncurrent assets. Additionally, Old COMSYS reclassified $3.7 million of unamortized issuance costs associated with the mandatorily redeemable preferred stock to other assets. Old COMSYS also began to recognize dividends declared and the amortization of the deferred issuance costs associated with the mandatorily redeemable preferred stock as interest expense. See Note 2 to the audited historical consolidated financial statements included elsewhere in this report.
(3)	Effective January 1, 2002, Old COMSYS adopted SFAS No. 142 and, as a result of its initial impairment test, incurred a goodwill impairment loss that was recorded as the cumulative effect of a change in accounting principle.
(4)	The loss per share data and weighted average number of shares outstanding for periods prior to the merger have been retroactively restated to reflect the exchange ratio of 0.0001 of a share of our common stock for each share of Old COMSYS stock outstanding immediately prior to the merger as if such exchange had occurred at the beginning of each of the periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this report. For accounting purposes, the merger of Old COMSYS with Venturi was treated as a reverse merger in which Old COMSYS was deemed to be the acquirer. The financial data and discussion and analysis set forth below relating to all periods prior to the merger on September 30, 2004 reflect the historical results of Old COMSYS. The financial data and discussion and analysis set forth below relating to periods subsequent to September 30, 2004 reflect financial results of COMSYS after giving effect to the merger and include Venturi’s results of operations from the effective date of the merger. In light of the merger of Old COMSYS and Venturi, the historical data presented below is not indicative of future results.

Introduction

We are a leading information technology, or IT, services company that provides a full range of specialized staffing and project implementation services and products. The staffing services we provide allow our clients to focus their resources on their core businesses rather than on recruiting, training and managing IT professionals. In using our staffing services, our clients benefit from:

•	our extensive recruiting channels, providing our clients ready access to highly skilled and specialized IT professionals, often within 48 hours of submitting a placement request;

•	access to a flexible workforce, allowing our clients to manage their labor costs more effectively without compromising their IT goals; and

•	our knowledge of the market for IT resources, providing our clients with qualified candidates at competitive prices.

We contract with our customers to provide both short- and long-term IT staffing services at client locations throughout the United States. Our consultants assist our clients with a wide range of services, including website development and integration, application programming and development, client/server development, systems software architecture and design, systems engineering and systems integration.

In addition to our core IT staffing business, we also offer our customers services that complement our staffing activities, such as:

•	vendor management, in which we assist our clients in quantifying, consolidating, rationalizing and monitoring their procurement of temporary staffing and other services from multiple suppliers;

•	project solutions, including software development and maintenance, network design and management and offshore application maintenance and development; and

•	recruitment and permanent placement of IT professionals.

These additional services provide us opportunities to build relationships with new clients and enhance our service offerings to our existing clients.

Overview

Our business strategy is to become the leading provider of IT staffing services in the United States and to expand on our complementary service offerings. We intend to continue implementing our business strategy through a combination of internal growth and strategic acquisitions that complement or enhance our business.

Industry trends that affect our business include:

•	rate of technological change;

•	rate of growth in corporate IT budgets;

•	penetration of IT staffing in the general workforce;

•	outsourcing of the IT workforce; and

•	consolidation of supplier bases.

Beginning in the second half of 2000, the overall growth of the United States economy began to slow. While this slowdown negatively affected most industry segments, it had a significant impact on the telecommunications and internet sectors. The combination of the slowdown in the economy, which also resulted in business failures, and the uncertainty as to when an economic recovery would take place led many companies to postpone or cancel IT projects. As a result, our business declined as evidenced by a 46% reduction in billable consultants from January 2001 through June 2003. During the economic downturn, however, we took steps to strengthen our operations and better position us to grow our business when the economic environment improved. The steps we took included diversifying our client base, implementing consistent business practices across our organization and improving our front office and back office infrastructure.

Since 2003, we have seen signs of improvement in the industry, which can be attributed to an improvement in general economic conditions. We believe that a continuation of the recent economic recovery will drive a renewed need for IT investments and initiatives by corporate clients. We expect this increase in IT spending, combined with the need to maintain financial flexibility by using variable workforce strategies, to result in increased demand for our services.

Our billable consultant headcount increased from approximately 2,500 for Old COMSYS at June 30, 2003 to approximately 3,000 for Old COMSYS prior to the merger on September 30, 2004. Our billable headcount was approximately 4,900 at January 2, 2005 and approximately 5,000 at January 1, 2006. The January 1, 2006 headcount included approximately 150 consultants that we added with the acquisition of Pure Solutions, Inc. in October 2005. Our consultant headcount declined in January 2006 due to normal seasonal project terminations that occur at the end of most calendar years.

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

Our principal operating expenses are cost of services and selling, general and administrative expenses. Cost of services is comprised primarily of the costs of consultant labor, including employees, subcontractors and independent contractors, and related employee benefits. Approximately 70% of our consultants are employees and the remainder are subcontractors and independent contractors. We compensate most of our consultants only for the hours that we bill to our clients, which allows us to better match our labor costs with our revenue generation. With respect to our consultant employees, we are responsible for employment-related taxes, medical and health care costs and workers’ compensation. Labor costs are sensitive to shifts in the supply and demand of IT professionals, as well as increases in the costs of benefits and taxes.

The principal components of selling, general and administrative expenses are salaries, selling commissions, advertising, lead generation and other marketing costs and branch office expenses. Our branch office network allows us to leverage certain selling, general and administrative expenses, such as advertising and back office functions.

Our back office functions, including payroll, billing, accounts payable, collections and financial reporting, are consolidated in our shared services center in Phoenix, Arizona, which operates on a PeopleSoft platform. We also have a proprietary, web-enabled front-office exchange (FOX) that facilitates the identification, qualification and placement of consultants in a timely manner. We also maintain a national recruiting center, a centralized call center for scheduling sales appointments and a centralized proposals and contract services department. We believe this scalable infrastructure allows us to provide high quality service to our customers and will facilitate our internal growth strategy and allow us to continue to integrate acquisitions rapidly.

The Merger

On September 30, 2004, Old COMSYS completed a merger transaction with Venturi, a publicly traded IT and commercial staffing company, in which COMSYS Holding, Inc. was merged with a wholly owned subsidiary of Venturi. Concurrent with the merger, we sold Venturi’s commercial staffing business for $30.3 million in cash and the assumption of approximately $700,000 in liabilities. At the effective time of the merger, we changed our name to COMSYS IT Partners, Inc. and issued new shares of our common stock to the stockholders of Old COMSYS, resulting in such stockholders owning approximately 55.4% of our outstanding common stock on a fully diluted basis. Since former Old COMSYS stockholders owned a majority of our outstanding common stock upon consummation of the merger, Old COMSYS was deemed the acquiring company for accounting and financial reporting purposes.

The key elements of the integration of the legacy businesses of Old COMSYS and Venturi are substantially complete, resulting in:

•	consolidation of all 17 duplicate branch offices;

•	deployment of our proprietary front-office exchange (FOX) information system to the Venturi branch offices;

•	standardization of compensation plans for all account managers, recruiters and managing directors;

•	implementation of common health care and 401(k) programs;

•	transition of the Old COMSYS back office information system to Venturi’s PeopleSoft system and transition of legacy Venturi back office and accounting processes to our shared services operation located in Phoenix, Arizona, together resulting in the consolidation of all of our back office operations for COMSYS, including payroll, billing, accounts payable, collections and financial reporting; and

•	elimination of a substantial number of duplicative staff positions.

In connection with the integration of the information systems, we continue to refine processes related to billing, collections and financial reporting, which we expect to complete in 2006. Until such processes are fully refined, we may experience a delay in billing our customers and collections of accounts receivable.

Results of Operations

The following table sets forth the percentage relationship to revenues of certain items included in our consolidated statements of operations:

	Fiscal Year Ended (1)
	January 1, 2006	January 2, 2005	December 31, 2003
Revenues	100.0%	100.0%	100.0%
Cost of services	76.4	75.8	75.6

Gross profit	23.6	24.2	24.4
Selling, general and administrative expenses	17.9	18.2	19.2
Restructuring and integration costs	0.7	2.4	0.2
Stock compensation expense	0.2	1.6	—
Depreciation and amortization	1.4	3.3	4.8

Operating income (loss)	3.4	(1.3)	0.2
Interest expense and other expenses, net	2.7	11.8	11.2
Loss on early extinguishment of debt	0.3	0.7	—
Income tax expense (benefit)	0.1	(1.2)	0.2

Net income (loss)	0.3%	(12.6)%	(11.2)%

Billable headcount at end of period	5,002	4,888	2,867

(1)	Historically, Old COMSYS’ fiscal year ended on December 31st, while Venturi’s fiscal year ended on the Sunday closest to December 31st. In connection with the merger, we adopted Venturi’s fiscal year-end. Accordingly, our fiscal year-end for 2004 was January 2, 2005 and for 2005 was January 1, 2006.

Year Ended January 1, 2006 Versus Year Ended January 2, 2005

We recorded operating income of $22.2 million and net income of $2.1 million in 2005 compared to an operating loss of $5.7 million and a net loss of $55.2 million in 2004. The increase in operating income was due primarily to the merger with Venturi as well as a general improvement in the Company’s operating results subsequent to the fourth quarter of 2004. In addition, restructuring and integration charges declined significantly in 2005 due to the timing of integrating Venturi and Old COMSYS and depreciation and amortization expense declined in 2005 as certain intangible assets were fully amortized during 2004 and 2005. A decrease in net interest expense of $33.6 million in 2005, due primarily to the redemption of Old COMSYS mandatorily redeemable preferred stock in connection with the merger, also contributed to the improvement in our results of operations. See “—Interest Expense.”

Revenues. Revenues for 2005 and 2004 were $661.7 million and $437.0 million, respectively, representing an increase of 51.4%. The increase was due to revenues added from the merger and overall economic growth in the United States, which led to higher levels of billable consultant placements and utilization, largely in the second half of 2005. Vendor management related fee revenue increased 108.8% from $6.8 million in 2004 to $14.2 million in 2005 due to the addition of Venturi’s VMS revenue and the expansion and implementation of vendor management programs in response to increasing demand for such services among Fortune 500 companies. Average bill rates were slightly higher in 2005 than in 2004 reflecting the easing of bill rate pressures as economic conditions continued to improve. Bill rate pressures continue to exist, particularly among Fortune 500 clients. Our revenue growth was driven primarily by our clients in the financial services and telecommunications industry sectors. Revenues from the financial services sector increased by $62.0 million, or 45.0%, in 2005 compared to 2004. Revenues from the telecommunications sector increased over these same periods by $14.8 million, or 18.9%.

Cost of Services. Cost of services for 2005 and 2004 were $505.2 million and $331.5 million, respectively, representing an increase of 52.4%. The increase was due to our combined operations following the merger. Cost of services as a percentage of revenue increased slightly from 75.8% in 2004 to 76.4% in 2005. The increase in cost of services as a percentage of revenue was primarily due to increases in pay rates for billable consultants, state unemployment taxes and health care expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in 2005 and 2004 were $118.6 million and $79.4 million, respectively, representing an increase of 49.4%. In addition to the effect of the merger, the increase was due to: (i) higher commissions and other performance-related incentives resulting from increases in revenues and operating income and the addition of certain field operations employees; (ii) a $3.1 million increase in the provision for bad debts; (iii) fees and expenses related to proposed stock and bond offerings that were withdrawn in the aggregate amount of $2.0 million; and (iv) costs related to achieving compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As a percentage of revenue, selling, general and administrative expenses decreased from 18.2% in 2004 to 17.9% in 2005. The decrease as a percentage of revenue was due to our ability to leverage fixed overhead costs over an expanding revenue base.

Restructuring and Integration Costs. Restructuring and integration costs amounted to $4.8 million in 2005 compared to $10.3 million in 2004. The expenses in both years represent integration, restructuring and transition costs associated with the merger with Venturi, comprised primarily of expenses related to duplicative leases, redundant headcount, severance arrangements, asset write-offs and integration services provided by third parties.

The following is an analysis of the restructuring reserve for the year ended January 1, 2006 (in thousands):

	Employee severance	Lease costs	Professional fees	Total
Balance at January 2, 2005	$2,234	$7,986	$48	$10,268
Adjustments	—	(1,617)	—	(1,617)
Charges	750	—	—	750
Cash payments	(2,472)	(3,906)	(48)	(6,426)

Balance, January 1, 2006	$512	$2,463	$—	$2,975

In July 2005, we reorganized our management team in the process of integrating Venturi’s operations into COMSYS. This reorganization resulted in the elimination of approximately 20 staff positions and, as a result, we recorded an additional restructuring charge of $750,000 in the third quarter of 2005 for severance payouts.

Stock Based Compensation. Stock based compensation expense in 2005 was $1.75 million, which represents amortization of deferred stock based compensation related to restricted stock. In the merger, all of the outstanding shares of Old COMSYS Class D redeemable preferred stock, which were issued as of July 1, 2004 under the Old COMSYS 2004 Management Incentive Plan, were exchanged for 1.4 million shares of our common stock. Of these shares, 468,615 shares were vested at the closing of the merger, and on January 1, 2005, an additional 156,205 shares vested. On January 1, 2006, an additional 156,205 shares vested and another 156,205 shares will vest on January 1, 2007, resulting in compensation expense of $1.75 million in each of fiscal 2005 and 2006. The expense related to shares that vest automatically is accrued throughout the year. The remaining 468,614 shares will vest if certain earnings and other performance based criteria specified in the 2004 Management Incentive Plan are met. The vesting of all unvested shares will be accelerated upon the occurrence of certain events as specified in the 2004 Management Incentive Plan, and the associated stock based compensation expense will be recognized at the time of such accelerated vesting. The earnings targets were not met for 2004 or 2005. See Note 10 to the audited consolidated financial statements included elsewhere in this report.

Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation of our fixed assets and amortization of our customer base intangible assets. For 2005 and 2004, depreciation and amortization expense was $9.1 million and $14.6 million, respectively, representing a decrease of 37.7%. The decline was due to lower amortization expense related to customer base and contract cost intangible assets that became fully amortized in late 2004 and in 2005.

Interest Expense. Interest expense was $17.3 million and $50.8 million in 2005 and 2004, respectively, a decrease of $33.6 million that was due to a decrease in dividends on our mandatorily redeemable preferred stock and a $502,000 gain from the change in fair value of our interest rate cap and swap. Statement of Financial Accounting Standards (“SFAS”) No. 150 requires that dividends on mandatorily redeemable preferred stock be recorded as interest expense. As a result, interest expense includes dividends and amortization of stock issuance costs in the amount of $3.5 million in 2005 and $34.4 million in 2004. The decrease in dividends in 2005 was due to the redemption of Old COMSYS preferred stock in connection with the merger in September 2004.

Net interest expense on borrowings under our credit facilities, which includes amortization of related debt issuance costs, was $14.3 million in 2005 compared to $16.4 million in 2004. The decrease was due to the repayment of $64.8 million of senior subordinated notes in the third quarter of 2004 with a weighted average interest rate of 16.6% at September 30, 2004 and the repayment of a $7.8 million interest deferred note with an interest rate of 11.0%, compounded quarterly. More favorable interest rates under the new senior credit facility entered into in connection with the merger more than offset the effect of the increase in borrowings under this facility. See “Liquidity and Capital Resources—Overview.”

Provision for Income Taxes. Income tax expense in 2005 includes the utilization of acquired net deferred tax assets from the Venturi merger and a provision for income taxes related to our United Kingdom operation. As of January 1, 2006, we had combined state and federal net operating loss carryforwards of approximately $316.0 million and had recorded a reserve against the assets for net operating loss carryforwards due to the uncertainty related to the realization of these amounts. In 2004, we received a $5.4 million income tax refund related to the carryback of 2001 net operating losses. As a result, the valuation allowance for deferred tax assets was reduced and a $5.4 million income tax benefit was recognized in the 2004 statement of operations. No other federal tax provision or benefit was recorded in 2004.

Year Ended January 2, 2005 Versus Year Ended December 31, 2003

We recorded a loss from operations of $5.7 million and a net loss of $55.2 million in 2004 compared to operating income of $744,000 and a net loss of $37.3 million in 2003. The operating loss was due primarily to increased restructuring and integration costs of $9.5 million and increased stock based compensation expense of $7.0 million, partially offset by approximately $2.2 million of operating income generated by the IT staffing business of Venturi since the merger, which is included in our 2004 operating results. Net interest expense increased $13.6 million from 2003 to 2004 due primarily to higher dividends on mandatorily redeemable preferred stock. Loss on early extinguishment of debt increased $3.0 million due to the write-off of unamortized deferred financing costs and a $1.1 million prepayment penalty arising from the refinancing of Old COMSYS’ debt in the third quarter of 2004. Income tax expense decreased $6.2 million due primarily to a $5.4 million tax refund received in 2004.

Revenues. Revenues for 2004 and 2003 were $437.0 million and $332.9 million, respectively, representing an increase of 31%. Revenue for 2004 includes $66.1 million attributable to Venturi’s operations subsequent to the merger on September 30, 2004. Old COMSYS’ billable headcount increased from 2,867 at December 31, 2003 to 3,066 at January 2, 2005, reflecting improved economic conditions that resulted in increased demand for Old COMSYS’ IT services and stabilization of project deferrals and cancellations. In addition, vendor management related fee revenue for Old COMSYS increased 27% from $5.4 million in 2003 to $6.8 million in 2004 due to the expansion and implementation of vendor management programs in response to increasing demand for such programs among major companies. These increases were slightly offset by a 0.5% decrease in Old COMSYS’ average bill rate, which was $64.28 in 2004 compared to $64.97 in the prior year period. The decrease in the full year average bill rate compared to 2003 was due entirely to lower year-over-year bill rates in the first half of 2004. In the second half of 2004, average bill rates were approximately 0.5% higher than the same period of 2003 reflecting the easing of bill rate pressures as economic conditions continued to improve. Old COMSYS’ revenue growth was primarily attributable to its clients in the financial services and telecommunications industry sectors. Revenues from the financial services sector for Old COMSYS increased by $28.1 million, or 25.6%, in 2004 compared to 2003 and accounted for 37.2% of Old COMSYS’ revenues in 2004. Revenues from the telecommunications sector increased over these same periods by $19.5 million, or 33.1%, and represented 21.1% of Old COMSYS’ 2004 revenues.

Cost of Services. Cost of services for 2004 and 2003 were $331.5 million and $251.5 million, respectively, representing an increase of 32%. Cost of services for 2004 includes $49.6 million attributable to Venturi’s operations subsequent to the merger on September 30, 2004. Cost of services as a percentage of revenue increased slightly from 75.6% in 2003 to 75.8% in 2004. The increase in cost of services as a percentage of revenue was primarily due to increases in state unemployment taxes and health care expenses.

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

Restructuring and Integration Costs. Restructuring and integration costs amounted to $10.3 million in 2004 compared to $854,000 in 2003. The 2004 expenses represent integration, restructuring and transition costs associated with the merger with Venturi, comprised primarily of expenses related to duplicative leases, redundant headcount, severance arrangements, asset write-offs and integration services provided by third parties. Restructuring and integration costs for 2003 represented severance payments in connection with a workforce reduction plan implemented in August 2003.

The following is an analysis of the restructuring reserve for the year ended January 2, 2005 (in thousands):

	Employee severance	Lease costs	Professional fees	Total
Balance at December 31, 2003	$360	$—	$—	$360
Purchase price allocation	4,241	5,973	1,782	11,996
Charges	1,838	2,819	70	4,727	(1)
Cash payments	(4,205)	(806)	(1,804)	(6,815)

Balance, January 2, 2005	$2,234	$7,986	$48	$10,268

(1)	This amount is included in the aggregate restructuring and integration costs of $10.3 million recorded in fiscal 2004.

Stock Based Compensation. Stock based compensation expense in 2004 was $7.0 million. In connection with the merger, all the outstanding shares of Old COMSYS Class D redeemable preferred stock, which were issued under the Old COMSYS 2004 Management Incentive Plan, were exchanged for 1.4 million shares of COMSYS common stock. Of these shares, 468,615 shares were vested at the closing of the merger, resulting in the recognition of $5.3 million of stock based compensation expense. This compensation expense was based on a weighted average value of $11.20 per share of Venturi common stock. On January 1, 2005, 156,205 additional shares vested, resulting in the recognition of an additional $1.7 million in stock based compensation expense in fiscal 2004. This expense amount was also based on a per share value of $11.20.

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

Interest Expense. Interest expense was $50.8 million and $37.2 million in 2004 and 2003, respectively, an increase of $13.6 million which was entirely due to increased dividends on mandatorily redeemable preferred stock. On July 1, 2003, we adopted SFAS No. 150, which requires that dividends on mandatorily redeemable preferred stock be recorded as interest expense. SFAS No. 150 applies to Old COMSYS’ redeemable preferred stock and, as a result, interest expense includes dividends and amortization of stock issuance costs in the amount of $34.4 million in 2004 and $20.6 million in 2003. The increase from 2003 is due to the application of SFAS No. 150 for a full year in 2004 as compared to only the last six months of 2003, partially offset by the reduction in the amount of mandatorily redeemable preferred stock outstanding upon completion of the merger with Venturi. Net interest expense on borrowings under our credit facilities of $16.4 million in 2004 was essentially unchanged from 2003 as increased borrowings outstanding under the new senior credit facility entered into with Merrill Lynch Capital in conjunction with the merger with Venturi and the increase in the interest rate on the senior subordinated notes outstanding prior to the merger with Venturi were offset by the more favorable interest rates on the new senior credit facility. See “Liquidity and Capital Resources—Overview.”

Provision for Income Taxes. As of January 2, 2005, we had net operating loss carryforwards of approximately $252.0 million and had recorded a reserve against the assets for net operating loss carryforwards due to the uncertainty related to the realization of these amounts. In 2004, we received a $5.4 million income tax refund related to the carryback of 2001 net operating losses. As a result, the valuation allowance for deferred tax assets was reduced and a $5.4 million income tax benefit was recognized in the 2004 statement of operations. No other federal tax provision or benefit was recorded in 2004. Income tax expense in 2003 was $760,000, which represents an increase in the valuation allowance for deferred tax assets.

Summary of Unaudited Quarterly Statement of Operations Data

The following tables set forth selected unaudited consolidated quarterly statement of operations data for the eight quarters ended January 1, 2006. In management’s opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this report and includes all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the consolidated financial statements and related notes included elsewhere in this report. The results for any quarter are not necessarily indicative of results for any future period, and you should not rely on them as such. Our quarterly financial results may fluctuate in the future based on a number of factors, many of which are beyond our control. These factors include general economic conditions, competition, demand for services and seasonal fluctuations. The fourth quarter of 2004 reflects the consolidated financial results of Old COMSYS and Venturi from the effective date of the merger.

	2005
In thousands, except per share	First	Second	Third	Fourth
Revenues from services	$164,953	$162,185	$163,199	$171,320
Gross profit	37,587	37,538	39,913	41,386
Restructuring and integration costs	3,428	424	928	—
Stock based compensation expense	437	439	437	437
Operating income	3,733	5,081	6,778	6,628
Loss on early extinguishment of debt	—	—	—	2,227
Income tax expense	—	—	—	783
Net income (loss)	(206)	729	2,447	(821)
Basic earnings (loss) per share	$(0.01)	$0.05	$0.16	$(0.05)
Diluted earnings (loss) per share	(0.01)	0.05	0.15	(0.05)
Weighted average basic shares outstanding	15,332	15,418	15,505	15,713
Weighted average diluted shares outstanding	15,332	16,154	15,933	15,713

	2004
In thousands, except per share	First	Second	Third	Fourth (1)
Revenues from services	$88,858	$90,538	$94,831	$162,786
Gross profit	20,855	21,610	22,871	40,203
Restructuring and integration costs	—	—	—	10,322
Stock based compensation expense	—	—	5,269	1,729
Operating income (loss)	231	2,896	(5,238)	(3,612)
Loss on early extinguishment of debt	—	—	2,986	—
Income tax benefit	—	—	5,402	—
Net loss	(15,018)	(12,701)	(19,704)	(7,732)
Basic and diluted loss per share(2)	$(6,155.41)	$(5,205.33)	$(8,075.41)	$(0.51)
Weighted average basic and diluted shares outstanding(2)	2.4	2.4	2.4	15,279

(1)	Includes the operations of Old COMSYS and Venturi subsequent to the merger date. The contribution to the fourth quarter of fiscal 2004 from Venturi’s operations includes $66.1 million in revenues, $16.5 million in gross profit and $2.2 million in operating income.
(2)	The earnings per share data and weighted average number of shares outstanding have been retroactively restated to reflect the exchange ratio of 0.0001 of a share of our common stock for each share of Old COMSYS common stock outstanding immediately prior to the merger as if such exchange had occurred at the beginning of each of the periods presented.

Liquidity and Capital Resources

Overview

We have historically financed our operations through internally generated funds, the issuance of preferred stock and borrowings under our credit facilities. At January 1, 2006, we had net working capital of $24.5 million compared to net working capital of $16.5 million at January 2, 2005.

On August 18, 2004, Old COMSYS entered into a credit facility with Merrill Lynch Capital and a syndicate of lenders that included up to $65.0 million in revolving loans and a $5.0 million term loan. The proceeds from this credit facility were used to repay in full the current maturities of long-term debt outstanding on that date, including borrowings under a prior credit facility and an interest deferred note, and to pay $2.0 million of accrued interest payable on senior subordinated notes.

Effective September 30, 2004, in conjunction with the merger, we issued $22.4 million of mandatorily redeemable preferred stock and entered into a new senior credit facility with Merrill Lynch Capital and a syndicate of lenders that replaced the agreement entered into on August 18, 2004. The 2004 senior agreement provided for borrowings of up to $100.0 million under a revolving line of credit and a $15.0 million term loan payable in eight quarterly installments. At the same time, we borrowed $70.0 million under a second lien term loan credit agreement with Merrill Lynch Capital, Heritage Bank, SSB and a syndicate of lenders. The total amount initially borrowed under these agreements was $135.2 million.

In connection with the purchase of Pure Solutions, the Company amended its senior credit facility to increase the revolver capacity by $5.0 million to a total of $105.0 million.

On December 14, 2005, we entered into a senior credit agreement with Merrill Lynch Capital and a syndicate of lenders. The 2005 agreement provides for a two-year term loan of $10.0 million, which was funded on December 14, 2005, and which is scheduled to be repaid in eight equal quarterly principal installments commencing on March 31, 2006, and a revolving credit facility of up to $120.0 million, maturing on March 31, 2010. At the same time, we borrowed $100.0 million under a new second lien term loan credit agreement with Merrill Lynch Capital and a syndicate of lenders, which matures on October 31, 2010.

Our total funded debt under these credit agreements on December 14, 2005 was approximately $150.9 million, consisting of: (i) $10.0 million under the 2005 senior term loan; (ii) approximately $40.9 million under the 2005 revolver; and (iii) $100.0 million under the 2005 second lien term loan. The proceeds from these borrowings were used to repay all outstanding borrowings under the prior credit facilities with Merrill Lynch Capital. The Company recorded a $2.2 million loss on early extinguishment of debt related to this transaction that resulted from the write-off of certain unamortized deferred financing costs.

Loans under the 2005 revolver bear interest at LIBOR plus a margin that can range from 2.25% to 2.50% or, at the Company’s option, the prime rate plus a margin that can range from 1.25% to 1.50%, each depending on the Company’s total debt to adjusted EBITDA ratio. The 2005 senior term loan bears interest at LIBOR plus a margin that can range from 2.75% to 3.00% or, at our option, the prime rate plus a margin that can range from 1.75% to 2.00%, each depending upon the Company’s total debt to adjusted EBITDA ratio. We pay a quarterly commitment fee of 0.5% per annum of the unused portion of the 2005 revolver and fees for each letter of credit issued under the facility. We and certain of our subsidiaries guarantee the loans and other obligations under the 2005 senior credit agreement. The obligations under the 2005 senior credit agreement and the related guaranties are secured by a perfected first priority security interest in substantially all of the assets of the Company and our U.S. subsidiaries, as well as the shares of capital stock of our direct and indirect U.S. subsidiaries and certain of the capital stock of our first-tier non-U.S. subsidiaries.

Borrowings under the 2005 revolver are limited to 85% of eligible accounts receivable, as defined, reduced by the amount of outstanding letters of credit and designated reserves. At January 1, 2006, these designated reserves were comprised of a minimum availability reserve of $5.0 million and a reserve for the Pure Solutions acquisition of $2.5 million. At January 1, 2006, we had outstanding borrowings under the 2005 revolver of $32.3 million at interest rates ranging from 7.06% to 8.75% per annum (weighted average rate of 7.18%) and borrowing availability of $76.7 million for general corporate purposes. The principal balance of the 2005 senior term loan on that date was $10.0 million with an interest rate of 7.56%.

The 2005 second lien term loan bears interest at LIBOR plus 7.5% or, at our option, the prime rate plus 6.5%. The 2005 second lien term loan is guaranteed by the Company and certain of our subsidiaries and, together with the guaranties, is secured by a second priority security interest in substantially all of the assets of the Company and our U.S. subsidiaries, as well as the shares of capital stock of our direct and indirect U.S. subsidiaries and certain of the capital stock of our first-tier non-U.S. subsidiaries. The principal balance of the 2005 second lien term loan was $100.0 million as of January 1, 2006, at interest rates ranging from 12.0% to 12.06% per annum (weighted average rate of 12.04%).

We pay a fee on outstanding letters of credit equal to the LIBOR margin then applicable to the 2005 revolver. As of January 1, 2006, outstanding letters of credit totaled $3.3 million and the fee was 2.50% annually.

Each of the 2005 senior credit agreement and the 2005 second lien term loan agreement contains customary covenants for facilities of such type, including among other things, covenants that restrict our ability to make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. The financial covenants include a minimum EBITDA requirement, a minimum fixed charge coverage ratio and maximum total leverage ratio. Each of the 2005 senior credit agreement and the 2005 second lien term loan agreement provides for mandatory prepayments under certain circumstances.

Each of the 2005 senior credit agreement and the 2005 second lien term loan agreement contains various events of default, including failure to pay principal and interest when due, breach of covenants, materially incorrect representations, default under other agreements, bankruptcy or insolvency, the occurrence of specified ERISA events, entry of enforceable judgments against us in excess of $2.0 million not stayed, and the occurrence of a change of control. If an event of default occurs, all commitments under the 2005 revolver may be terminated and all of our obligations under the 2005 senior credit agreement and the 2005 second lien term loan agreement could be accelerated by the lenders, causing all loans outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable. In the case of bankruptcy or insolvency, acceleration of our obligations under these credit facilities is automatic.

We have historically been subject to market risk on all or a part of our borrowings under bank credit lines, which have variable interest rates. Effective February 22, 2005, we entered into an interest rate swap and an interest rate cap. The swap agreement and cap agreement are contracts to effectively exchange variable interest rate payments for fixed rate payments over the life of the instruments. The notional amount is used to measure interest to be paid or received and does not represent the exposure to credit loss. The purpose of the swap and cap is to limit exposure to increases in interest rates on the notional amount of bank borrowings over the term of the swap and cap. The swap is based on a $20.0 million notional amount at a rate of 4.59% and the cap is based on a $20.0 million notional amount at a rate of 4.50%.

The interest rate swap and cap are recorded at fair value, based on an amount estimated by Merrill Lynch Capital, which represents the amount that Merrill Lynch Capital would have paid us at January 1, 2006 if the swap and cap had been terminated at that date. The combined net fair value at January 1, 2006 is $502,000, which is included in our consolidated balance sheet in noncurrent assets. Effective with the repayment of our debt on December 14, 2005, the expected cash flows that the swap and cap were designated to hedge against were no longer probable. As a result, the swap and the cap are no longer designated as cash flow hedges for accounting purposes. As a result, amounts previously recorded in accumulated other comprehensive income associated with changes in fair value of the hedges were reversed to interest expense. Changes in fair value of the swap and cap are recorded in the statement of operations subsequent to December 14, 2005. The Company recorded $502,000 as a reduction of interest expense in the fourth quarter of 2005.

In December 2005, we sold 3.0 million shares of our common stock at $11.00 per share. A portion of the net proceeds of approximately $31.0 million from the sale was used to redeem all outstanding shares of our mandatorily redeemable preferred stock in the amount of $26.8 million.

The following table summarizes our cash flow activity for 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Net cash provided by (used in) operating activities	$14,832	$(13,667)	$21,451
Net cash used in investing activities	(16,440)	(3,883)	(3,325)
Net cash provided by (used in) financing activities	4,091	18,260	(32,374)
Effect of exchange rates on cash	(94)	—	—

Net increase (decrease) in cash	$2,389	$710	$(14,248)

Cash provided by operating activities in 2005 was $14.8 million compared to cash used in operating activities of $13.7 million in 2004. Operating activities provided cash flows in 2003 of $21.5 million. Our positive cash flows from operating activities in 2005 are the result of higher operating income than in the prior year, when we recorded an operating loss. Cash used in operating activities in 2004 included accrued interest paid on senior subordinated notes of $23.7 million and integration and restructuring costs of $17.4 million, offset in part by a federal income tax refund of $5.4 million and our receipt of $1.8 million with respect to a receivable previously written off. Cash flows from operating activities are affected by the timing of cash receipts and disbursements and working capital requirements related to the growth in revenue.

Cash used in investing activities in 2005 was $16.4 million compared to $3.9 million in 2004 and $3.3 million in 2003. Our cash flows associated with investing activities in 2005 included (i) capital expenditures in the amount of $7.6 million and (ii) $7.5 million of cash paid for the acquisition of Pure Solutions, Inc. Cash used in investing activities in 2004 included $1.1 million of expenditures associated with the merger with Venturi.

Capital expenditures for 2005 related primarily to software enhancements to our PeopleSoft system, hardware for our internal information systems and leasehold improvements, and capital expenditures in 2006 are currently expected to be approximately $4.0 million to $6.0 million. We anticipate that our capital requirements for at least the next 12 months will be satisfied through a combination of cash flow from operations and borrowings under the 2005 revolver.

Cash provided by financing activities was $4.1 million in 2005, representing primarily proceeds from the issuance of common stock net of the redemption of our preferred stock. Cash provided by financing activities was $18.3 million in 2004, representing primarily net borrowings of long term debt of $26.9 million to fund operating and investing activities and to pay financing costs of $6.9 million associated with the credit agreements in place at that time. In 2003, net cash used in financing activities was $32.4 million as all cash on hand at the beginning of the year and net cash provided by operating and investing activities were used to pay down debt outstanding on the credit facilities in place at that time.

Pursuant to the terms of the 2005 revolver, we maintain a zero balance in our primary domestic cash accounts. Any excess cash in our accounts is swept on a daily basis and applied to repay borrowings under the revolver, and any cash needs are satisfied through borrowings under the revolver. Cash recorded on our consolidated balance sheet at January 1, 2006 and January 2, 2005 in the amount of $3.1 million and $710,000, respectively, represents cash balances at our United Kingdom and, at January 1, 2006, Pure Solutions subsidiaries.

Debt Compliance

Our ability to continue operating is largely dependent upon our ability to maintain compliance with the financial covenants of our credit facilities. Both the 2005 senior credit agreement and 2005 second lien term loan credit agreement contain customary covenants and events of default, including the maintenance of a minimum EBITDA requirement, a fixed charge coverage ratio and a total debt to adjusted EBITDA ratio, as defined. As of January 1, 2006, we were in compliance with all covenant requirements and we believe that we will be able to comply with these covenants throughout 2006. These agreements also place restrictions on our ability to enter into certain transactions without the approval of the lenders, such as the payment of dividends, disposition and acquisition of assets and the assumption of contingent obligations.

Contractual and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments at January 1, 2006 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than One Year	1-3 Years	3-5 Years	More than 5 Years
Short- and long-term debt (1)	$142,273	$5,000	$5,000	$132,273	$—
Operating leases	33,819	6,984	11,344	7,610	7,881

Total contractual cash obligations	$176,092	$11,984	$16,344	$139,883	$7,881

		Commitment Expiration per Period
Other Commercial Commitments	Total Amount Committed	Less than One Year	1-3 Years	3-5 Years	More than 5 Years
Letters of Credit (2)	$3,256	$3,189	$67	—	—

(1)	Does not include related interest payments.
(2)	Letters of credit secure certain office leases and insurance programs.

Change in Accountants

Although there were no disagreements or reportable events required to be reported pursuant to the Exchange Act, a change of accountants occurred during fiscal 2004 in connection with the merger. On October 21, 2004, we dismissed PricewaterhouseCoopers LLP as our independent registered public accounting firm effective upon completion of services related to the review of our Form 10-Q for the quarter ended September 26, 2004, and engaged Ernst & Young LLP as our new independent registered public accounting firm to audit the financial statements of our company following the merger. These matters were approved by the audit committee of our board of directors. Prior to such engagement, Ernst & Young LLP served as the independent registered public accounting firm for Old COMSYS, which was deemed the accounting acquirer in the merger.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, also referred to as GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates include the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. We evaluate these estimates and assumptions on an ongoing basis, including but not limited to those related to revenue recognition, the recoverability of goodwill, collectibility of accounts receivable, reserves for medical costs, tax related contingencies and realization of deferred tax assets. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ materially from these estimates.

We believe the following accounting policies are critical to our business operations and the understanding of our operations and include the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenues under time and materials contracts are recorded at the time services are performed. Revenues from fixed-price contracts are recognized using the proportional performance method based on the ratio of time incurred to total estimated time to complete the project. Provisions for estimated losses on incomplete contracts are made on a contract-by-contract basis and are recorded in the period the losses are determinable. Estimated losses on incomplete projects are determined by comparing the revenues remaining to be recognized on fixed-price contracts to judgments as to estimated time and cost required to complete the projects. If the estimated cost to complete a project exceeds the remaining revenue to be recognized, the excess cost is recorded as a loss provision on the contract.

We report revenues from vendor management services net of the related pass-through labor costs. We also report revenues net of payrolling activity. “Payrolling” is defined as a situation in which we accept a client-identified IT consultant for payroll processing in exchange for a fee. Revenues generated by payrollees are recorded net of labor costs. Permanent placement fee revenues are recorded when employment candidates accept offers of permanent employment.

Recoverability of Goodwill and Other Intangible Assets

COMSYS assesses recoverability of goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires goodwill and other intangible assets with indefinite lives to be tested annually for impairment, unless an event occurs or circumstances change during the year that reduce or may reduce the fair value of the reporting unit below its book value, in which event an impairment charge may be required during the year. The annual test requires estimates and judgments by management to determine valuations for each reporting unit. Although we believe our assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially affect our reported financial results. Different assumptions related to future cash flows, operating margins, growth rates and discount rates could result in an impairment charge, which would be recognized as a noncash charge to operating income and a reduction in asset values on the balance sheet. At January 1, 2006, January 2, 2005 and December 31, 2003, total goodwill was $154.3 million, $153.7 million and $69.7 million, respectively.

Our intangible assets other than goodwill represent a customer base and, in 2003 and 2004, contract costs, and are amortized over the respective contract terms or estimated life of the customer base, ranging from two to eight years. At January 1, 2006, January 2, 2005 and December 31, 2003, net intangible assets were $11.3 million, $7.1 million and $10.9 million, respectively. In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, we evaluate the recoverability and estimated useful lives of such assets. The estimated future undiscounted cash flows associated with the assets are compared to the assets’ carrying amount to determine if a write-down to fair value is necessary. We believe that all of our long-lived assets are fully realizable as of January 1, 2006.

Collectibility of Accounts Receivable

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain allowances for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. For 2005, we also considered the impact on collections of the integration of the Old COMSYS and Venturi back office systems. Further, we monitor current economic trends that might impact the level of credit losses in the future. Since we cannot predict with certainty future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. Additional allowances may be required if the economy or the financial condition of our customers deteriorates. If we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which we made such a determination. As of January 1, 2006, January 2, 2005 and December 31, 2003, the allowance for uncollectible accounts receivable was $4.4 million, $3.3 million and $4.8 million, respectively.

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

We record an estimated tax liability or tax benefit for income and other taxes based on what we determine will likely be paid in the various tax jurisdictions in which we operate. We use our best judgment in the determination of these amounts. However, the liabilities ultimately realized and paid are dependent upon various matters, including resolution of tax audits, and may differ from amounts recorded. An adjustment to the estimated liability would be recorded as a provision or benefit to income tax expense in the period in which it becomes probable that the amount of the actual liability or benefit differs from the recorded amount.

Derivatives

We are a party to an interest rate swap and an interest rate cap that mature in September 2009. As discussed above, until December 2005 the swap and cap were designated as cash flow hedges under the provisions of SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities. The combined net fair value of the swap and cap is recorded on our consolidated balance sheet at January 1, 2006 as an asset in the amount of $502,000.

The offsetting amount for the net fair value of our interest rate swap and cap was recorded in other comprehensive income within the equity section of our consolidated balance sheet until the repayment of our debt on December 14, 2005. Effective with this repayment, the expected cash flows that the swap and cap were designated to hedge against were no longer probable and the swap and the cap are no longer designated as cash flow hedges for accounting purposes. As a result, amounts previously recorded in accumulated other comprehensive income associated with changes in fair value of the hedges were reversed to interest expense. Changes in fair value of the swap and cap are recorded in the statement of operations subsequent to December 14, 2005. The Company recorded $502,000 as a reduction of interest expense in the fourth quarter of 2005.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires us to, among other things, measure all employee stock based compensation awards using a fair value method and record such expense in our consolidated financial statements. Effective January 2, 2006, we adopted SFAS No. 123(R) using the modified prospective method. Based upon existing information, the Company estimates that its share-based compensation expense in 2006 will be approximately $3.0 million, net of tax.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Outstanding debt under our 2005 senior and term loan credit agreements at January 1, 2006 was $142.3 million. Interest on borrowings under the facility is based on the prime rate or LIBOR plus a variable margin. Based on the outstanding balance at January 1, 2006, a change of 1% in the interest rate would cause a change in interest expense of approximately $1.4 million on an annual basis.

Because our borrowings have variable interest rates, we have historically been subject to market risk on all or a part of our borrowings under our credit agreements. Effective February 22, 2005, we entered into an interest rate swap and an interest rate cap. The swap agreement and cap agreement are contracts to effectively exchange variable interest rate payments for fixed rate payments of the life of the instrument. The notional amount is used to measure interest to be paid or received and does not represent the exposure to credit loss. The purpose of the swap and cap is to limit our exposure to increases in interest rates on the notional amount of bank borrowings over the term of the cap and swap. The swap is based on a $20.0 million notional amount at a rate of 4.59% and the cap is based on a $20.0 million notional amount at a rate of 4.50%.

The interest rate swap and cap are recorded at fair value, based on an amount estimated by Merrill Lynch Capital, which represents the amount that Merrill Lynch Capital would have paid us at January 1, 2006 if the swap and cap had been terminated at that date. The combined net fair value at January 1, 2006 is $502,000, which is included in our consolidated balance sheet in noncurrent assets. Effective with the repayment of our debt on December 14, 2005, the expected cash flows that the swap and cap were designated to hedge against were no longer probable. As a result, the swap and the cap are no longer designated as cash flow hedges for accounting purposes. As a result, amounts previously recorded in accumulated other comprehensive income associated with changes in fair value of the hedges were reversed to interest expense. Changes in fair value of the swap and cap are recorded in the statement of operations subsequent to December 14, 2005. The Company recorded $502,000 as a reduction of interest expense in the fourth quarter of 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements begin on page F-1 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Our management has established and maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of January 1, 2006, our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Following the merger of Venturi and Old COMSYS on September 30, 2004, as part of our integration of the two businesses, we began the process of transitioning Old COMSYS’ back office information system to Venturi’s PeopleSoft system and consolidating Venturi’s disparate back office operations, including payroll, billing, accounts payable, collections and financial reporting, to Old COMSYS’ shared services center located in Phoenix, Arizona. Other than these changes, there has been no change in our internal control over financial reporting during the year ended January 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting is included on page F-2 of this report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to our code of ethics, compliance with Section 16(a) of the Exchange Act and the directors and nominees for election to our board is incorporated herein by reference to the sections entitled “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics,” “Board of Directors Information” and “Election of Directors and Director Biographies” in our Proxy Statement for our 2006 Annual Stockholders’ Meeting, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Information regarding our executive officers is contained in this report in Part I, Item 1 “Business—Executive Officers.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section entitled “Executive Compensation” in our Proxy Statement for our 2006 Annual Stockholders’ Meeting, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation—Compensation Tables—Equity Compensation Plan Information” and “Executive Compensation—Stock Ownership” in our Proxy Statement for our 2006 Annual Stockholders’ Meeting, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement for our 2006 Annual Stockholders’ Meeting, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference to the section entitled “Proposal to Ratify the Appointment of Our Independent Auditors” in our Proxy Statement for our 2006 Annual Stockholders’ Meeting, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements. The financial statements listed in the accompanying Index to Consolidated Financial Statements.

2.	Financial Statement Schedules. The following financial statement schedule is filed as part of this report:

Schedule II—Valuation and Qualifying Accounts and Reserves.

All other schedules have been omitted because the information is insignificant or inapplicable.

3.	Exhibits. The exhibits identified in the accompanying Exhibit Index are filed with this report or incorporated herein by reference. Exhibits designated with an “**” are attached. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2006	COMSYS IT PARTNERS, INC.

	By:	/S/ JOSEPH C. TUSA, JR.
	Name:	Joseph C. Tusa, Jr.
	Title:	Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY

The undersigned directors and officers of COMSYS IT Partners, Inc. hereby constitute and appoint David L. Kerr, Ken R. Bramlett, Jr. and Joseph C. Tusa, Jr., and each of them, with the power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact and agents with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorneys-in-fact, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities indicated on March 15, 2006:

Signature	Title

/S/ LARRY L. ENTERLINE Larry L. Enterline	Chief Executive Officer and Director (principal executive officer)

/S/ JOSEPH C. TUSA, JR. Joseph C. Tusa, Jr.	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

/S/ FREDERICK W. EUBANK II Frederick W. Eubank II	Director

/S/ TED A. GARDNER Ted A. Gardner	Director

Victor E. Mandel	Director

Kevin M. McNamara	Director

/S/ ARTHUR C. ROSELLE Arthur C. Roselle	Director

/S/ ELIAS J. SABO Elias J. Sabo	Director

S-1

Schedule II

COMSYS IT Partners, Inc. and Subsidiaries

Valuation and Qualifying Accounts and Reserves

		Additions
	Balance at beginning of period	Charged to costs and expenses	Other (1)	Deductions	Balance at end of period
Accounts receivable:
December 31, 2003	5,733	(182)	—	(796)	4,755
January 2, 2005	4,755	(1,295)	1,805	(1,942)	3,323
January 1, 2006	3,323	1,827	—	(723)	4,427

(1)	Additions from acquisition.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for the fair presentation of the consolidated financial statements of COMSYS IT Partners, Inc. Management is also responsible for establishing and maintaining a system of internal controls over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Pure Solutions, Inc., which is included in the 2005 consolidated financial statements of COMSYS IT Partners, Inc. and constituted $12.4 million and $7.6 million of total and net assets, respectively, as of January 1, 2006 and $3.6 million and $600,000 of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at this entity under the exception for businesses acquired during the year.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of January 1, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of January 1, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

/s/ LARRY L. ENTERLINE	/s/ JOSEPH C. TUSA, JR.
Larry L. Enterline	Joseph C. Tusa, Jr.
Chief Executive Officer	Senior Vice President and Chief Financial Officer
March 16, 2006	March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

COMSYS IT Partners, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of COMSYS IT Partners, Inc. and Subsidiaries as of January 1, 2006 and January 2, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended January 1, 2006. Our audits also included the financial statement schedule listed in the index in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of COMSYS IT Partners, Inc. and Subsidiaries at January 1, 2006 and January 2, 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 1, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of COMSYS IT Partners, Inc.’s internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006, expressed an unqualified opinion on management’s assessment and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ ERNST & YOUNG LLP

Houston, Texas

March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

COMSYS IT Partners, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that COMSYS IT Partners, Inc. (the “Company”) maintained effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). COMSYS IT Partners, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Pure Solutions, Inc., which is included in the 2005 consolidated financial statements of COMSYS IT Partners, Inc. and constituted $12.4 million and $7.6 million of total and net assets, respectively, as of January 1, 2006 and $3.6 million and $0.6 million of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at this entity under the exception for businesses acquired during the year. Our audit of internal control over financial reporting of COMSYS IT Partners, Inc. also did not include an evaluation of the internal control over financial reporting of Pure Solutions, Inc.

In our opinion, management’s assessment that COMSYS IT Partners, Inc. maintained effective internal control over financial reporting as of January 1, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, COMSYS IT Partners, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of COMSYS IT Partners, Inc. and Subsidiaries as of January 1, 2006 and January 2, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended January 1, 2006, and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

March 14, 2006

COMSYS IT Partners, Inc. and Subsidiaries

Consolidated Balance Sheets

	January 1, 2006	January 2, 2005
	(In thousands, except shares and par value)
Assets
Current assets:
Cash	$3,099	$710
Accounts receivable, net of allowance of $4,427 and $3,323, respectively	170,686	131,445
Prepaid expenses and other	3,364	6,543

Total current assets	177,149	138,698
Fixed assets, net	14,976	14,076
Goodwill	154,322	153,677
Other intangible assets, net	11,262	7,137
Deferred financing costs, net	4,655	5,207
Restricted cash	2,939	2,770
Other	1,618	916

Total assets	$366,921	$322,481

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$108,432	$70,801
Payroll and related taxes	22,600	28,522
Current maturities of long-term debt	5,000	7,500
Interest payable	933	1,363
Other	15,667	13,989

Total current liabilities	152,632	122,175
Senior credit facility	37,273	62,623
Second lien term loan	100,000	70,000
Mandatorily redeemable preferred stock	—	23,314
Other noncurrent liabilities	5,920	8,344

Total liabilities	295,825	286,456

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.01; 95,000,000 shares authorized and 18,737,937 shares outstanding in 2005; 95,000,000 shares authorized and 15,515,155 shares outstanding in 2004	187	155
Common stock warrants	2,815	5,361
Deferred stock compensation	(1,749)	(3,499)
Accumulated other comprehensive loss	(65)	—
Additional paid-in capital	201,993	168,242
Accumulated deficit	(132,085)	(134,234)

Total stockholders’ equity	71,096	36,025

Total liabilities and stockholders’ equity	$366,921	$322,481

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended
	January 1, 2006	January 2, 2005	December 31, 2003
	(In thousands, except per share data)

Revenues from services	$661,657	$437,013	$332,850
Cost of services	505,233	331,474	251,501

Gross profit	156,424	105,539	81,349

Operating costs and expenses:
Selling, general and administrative	118,607	79,378	63,881
Restructuring and integration costs	4,780	10,322	854
Stock based compensation	1,750	6,998	—
Depreciation and amortization	9,067	14,564	15,870

	134,204	111,262	80,605

Operating income (loss)	22,220	(5,723)	744
Interest expense	17,262	50,823	37,196
Loss on early extinguishment of debt	2,227	2,986	—
Other (income) expense, net	(201)	1,025	38

Income (loss) before income taxes	2,932	(60,557)	(36,490)
Income tax expense (benefit)	783	(5,402)	760

Net income (loss)	2,149	(55,155)	(37,250)
Preferred stock dividends and accretion	—	—	(19,240)

Net income (loss) attributable to common shareholders	$2,149	$(55,155)	$(56,490)

Basic earnings (loss) per common share	$0.14	$(14.20)	$(23,153.48)
Diluted earnings (loss) per common share	0.14	(14.20)	(23,153.48)

Weighted average basic and diluted shares outstanding:
Basic	15,492	3,884	2.4
Diluted	15,809	3,884	2.4

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock	Treasury Stock	Common Stock Warrants	Additional Paid-in Capital	Stockholders Notes Receivable	Deferred Stock Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	(In thousands, except share data)
Balance, December 31, 2002	$—	$(16)	$—	$—	$(3,649)	$—	$—	$(315,321)	$(318,986)
Redemption of 6 shares of common stock	—	—	—	—	20	—	—	(20)	—
Redemption of 65 shares of Class A-1 Preferred Stock	—	—	—	—	62	—	—	31	93
Advances to employee shareholders	—	—	—	—	(1,257)	—	—	—	(1,257)
Interest on shareholder notes receivable	—	—	—	—	(227)	—	—	—	(227)
Preferred stock dividends	—	—	—	—	—	—	—	(18,991)	(18,991)
Reclass redeemable common stock to liabilities upon adoption of SFAS No. 150	—	—	—	—	—	—	—	(1,364)	(1,364)
Reclass stockholders notes associated with redeemable preferred and common stock upon adoption of SFAS No. 150	—	—	—	—	5,051	—	—	—	5,051
Accretion of preferred stock discount and costs	—	—	—	—	—	—	—	(249)	(249)
Net loss	—	—	—	—	—	—	—	(37,250)	(37,250)

Balance, December 31, 2003	—	(16)	—	—	—	—	—	(373,164)	(373,180)
Redemption of 2,093 shares of COMSYS Holding, Inc. common stock in the merger	—	16	—	—	—	—	—	(16)	—
Redemption of mandatorily redeemable preferred stock in the merger	—	—	—	—	—	—	—	294,101	294,101
Acquisition of 6,089,938 shares of Venturi Partners, Inc. common stock and warrant outstanding at the merger date	61	—	5,361	68,146	—	—	—	—	73,568
Issuance of 9,372,317 shares of COMSYS IT Partners, Inc. common stock in the merger	94	—	—	99,628	—	(10,497)	—	—	89,225
Amortization of deferred stock compensation	—	—	—	—	—	6,998	—	—	6,998
Options exercised for 52,900 shares of common stock	—	—	—	468	—	—	—	—	468
Net loss	—	—	—	—	—	—	—	(55,155)	(55,155)

Balance, January 2, 2005	155	—	5,361	168,242	—	(3,499)	—	(134,234)	36,025

Net income	—	—	—	—	—	—	—	2,149	2,149
Foreign currency translations	—	—	—	—	—	—	(65)	—	(65)

Comprehensive income									2,084
Issuance of 3,000,000 shares of common stock	30	—	—	30,680	—	—	—	—	30,710
Exercise of 365,274 warrants for 164,289 shares of common stock	1	—	(2,546)	2,545	—	—	—	—	—
Options exercised for 58,493 shares of common stock	1	—	—	526	—	—	—	—	527
Amortization of deferred stock compensation	—	—	—	—	—	1,750	—	—	1,750

Balance, January 1, 2006	$187	$—	$2,815	$201,993	$—	$(1,749)	$(65)	$(132,085)	$71,096

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended
	January 1, 2006	January 2, 2005	December 31, 2003
	(In thousands)
Cash flows from operating activities
Net income (loss)	$2,149	$(55,155)	$(37,250)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,067	14,564	15,870
Provision for doubtful accounts	1,827	(1,295)	(182)
Amortization of deferred stock compensation	1,750	6,998	—
Deferred income taxes	561	—	760
Loss on asset disposal	46	1,181	206
Amortization of deferred financing costs	1,106	1,722	1,791
Noncash interest expense, net	2,959	33,787	21,547
Loss on early extinguishment of debt	2,227	2,986	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(36,676)	(13,587)	(4,390)
Prepaid expenses and other	3,388	(1,381)	(194)
Accounts payable	36,016	17,570	17,054
Payroll and related taxes	(6,256)	(751)	(626)
Other	(3,332)	(20,306)	6,865

Net cash provided by (used in) operating activities	14,832	(13,667)	21,451

Cash flows from investing activities
Capital expenditures	(7,584)	(2,131)	(2,758)
Cash paid for acquisitions	(8,631)	(1,076)	—
Cash paid for contract costs	—	—	(500)
Cash paid for other noncurrent assets	(225)	(676)	(67)

Net cash used in investing activities	(16,440)	(3,883)	(3,325)

Cash flows from financing activities
Proceeds from issuance of long-term debt	156,146	428,731	156,600
Repayments of long-term debt	(153,996)	(401,814)	(187,069)
Redemption of preferred stock	(26,787)	(1,210)	—
Proceeds from issuance of common stock, net of issuance costs	30,967	—	—
Exercise of stock options	527	468	—
Advances to stockholders	—	(1,063)	(1,257)
Cash paid for financing costs	(2,766)	(6,852)	(648)

Net cash provided by (used in) financing activities	4,091	18,260	(32,374)

Effect of exchange rates on cash	(94)	—	—

Net increase (decrease) in cash	2,389	710	(14,248)
Cash, beginning of period	710	—	14,248

Cash, end of period	$3,099	$710	$—

Supplemental cash flow information
Interest paid	$13,559	$26,049	$4,935
Income tax payments (refunds)	81	(5,402)	—

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

1. Description of Business

COMSYS Holding, Inc. was formed on August 31, 1999 in order to acquire, develop and maintain companies that provided a full spectrum of information technology services.

On September 30, 1999, COMSYS Holding, Inc. acquired COMSYS Information Technology Services, Inc. (“COMSYS ITS”), formerly Metamor Information Technology Services, Inc. (“MITS”), from Metamor Worldwide, Inc. by purchasing all of the outstanding common stock of MITS. The business combination was accounted for as a purchase. COMSYS ITS and its predecessor companies have been providing IT staffing services for over 30 years.

On September 30, 2004, COMSYS Holding, Inc. (“Old COMSYS”) completed a merger transaction with Venturi Partners, Inc. (“Venturi”), a publicly-held IT and commercial staffing company (the “merger”). Venturi changed its name to COMSYS IT Partners, Inc. and issued new shares of its common stock to stockholders of Old COMSYS, resulting in former Old COMSYS stockholders owning approximately 55.4% of Venturi’s outstanding common stock on a fully diluted basis (see Note 3). Also on September 30, 2004, Venturi sold its commercial staffing business. References to “COMSYS” or the “Company” refer to COMSYS IT Partners, Inc. subsequent to the merger.

Accounting principles generally accepted in the United States of America require that one of the two companies in the transaction be designated as the acquirer for accounting purposes. Since former Old COMSYS stockholders owned a majority of the outstanding common stock upon consummation of the merger, Old COMSYS was deemed the acquiring company for accounting and financial reporting purposes. A majority of the initial board of directors of the Company was comprised of Old COMSYS designees and most members of management upon consummation of the merger were Old COMSYS employees.

The Company provides a full range of specialized IT staffing and project implementation services and products, including website development and integration, application programming and development, client/server development, systems software architecture and design, systems engineering and systems integration. The Company also provides services that complement its IT staffing services, such as vendor management, project solutions and permanent placement of IT professionals.

The Company follows SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. As the Company’s consolidated financial information is reviewed by the chief decision makers, and the business is managed under one operating and marketing strategy, the Company operates under one reportable segment. Long-lived assets outside the United States are not significant.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements present on a consolidated basis the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

The financial results included in this report through September 30, 2004 include only the historical results of Old COMSYS. Financial results for the periods subsequent to the merger include the combined operations of Old COMSYS and Venturi. Beginning in 2004, the Company’s fiscal year ends on the Sunday closest to December 31st. Therefore, for accounting purposes the Company’s 2004 fiscal year ended on January 2, 2005 and its 2005 fiscal year ended on January 1, 2006. The Company’s fiscal years ended January 1, 2006, January 2, 2005 and December 31, 2003 are referred to in these financial statements as fiscal years 2005, 2004 and 2003, respectively.

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

All references to common stock, share and per share amounts have been retroactively restated to reflect the exchange ratio of 0.0001 of a share of COMSYS common stock for each share of Old COMSYS common stock outstanding immediately prior to the merger as if the exchange had taken place as of the beginning of the earliest period presented.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents.

Fixed Assets

Fixed assets are recorded at cost and consist of the following:

	Estimated Useful Life (in years)	January 1, 2006	January 2, 2005
		(In thousands)
Computer hardware and software	3 - 5	$50,310	$47,061
Furniture and equipment	5 - 7	7,987	7,287
Leasehold improvements	5 - 15	2,566	2,139

		60,863	56,487
Less accumulated depreciation and amortization		(45,887)	(42,411)

Fixed assets, net		$14,976	$14,076

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Amortization of leasehold improvements is computed on a straight-line basis over the useful life of the asset or lease term, whichever is shorter. Depreciation and amortization expense related to fixed assets amounted to $6.6 million, $4.3 million and $3.7 million in 2005, 2004 and 2003, respectively.

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired (Note 5).

The Company’s other intangible assets represent customer base intangibles and, as of January 2, 2005, contract costs. Other intangible assets are amortized over the respective contract terms or estimated life of the customer base, ranging from two to eight years.

Long-Lived Assets

In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, the Company evaluates the recoverability and estimated useful lives of such assets. The estimated future undiscounted cash flows associated with the assets are compared to the assets’ carrying amount to determine if a write-down to market is necessary. The Company believes all long-lived assets are fully realizable as of January 1, 2006.

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Deferred Financing Costs

Deferred financing costs include costs incurred in connection with the issuance of the Company’s long-term debt and, as of January 2, 2005, mandatorily redeemable preferred stock. These costs are capitalized and amortized using the effective interest method over the terms of the related debt or preferred stock. Amortization expense was $1.1 million, $1.7 million and $1.8 million in fiscal 2005, 2004 and 2003, respectively.

Revenue Recognition

Revenues under time and materials contracts are recorded at the time services are performed. Revenues from fixed-price contracts are recognized using the proportional performance method based on the ratio of time incurred to total estimated time to complete the project. Provisions for estimated losses on incomplete contracts are made on a contract-by-contract basis and are recorded in the period the losses are determinable. Estimated losses on incomplete projects are determined by comparing the revenue remaining to be recognized on fixed-price contracts to judgments as to estimated time and cost required to complete the project. If the estimated cost to complete the project exceeds the remaining revenue to be recognized, the excess cost is recorded as a loss provision on the contract.

Revenues from vendor management services are recorded net of the related pass-through labor costs. Revenues are also net of payrolling activity. “Payrolling” is defined as a situation in which we accept a client-identified IT consultant for payroll processing in exchange for a fee. Revenues generated by payrollees are recorded net of labor costs. Permanent placement fee revenues are recorded when employment candidates accept offers of permanent employment.

Collectibility of Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company reviews a customer’s credit history before extending credit as deemed necessary, after considering the client and the size and duration of the assignment. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specified customers, historical trends, past due balances and other information. The Company considers an account past due based on the contractual payment terms. The Company has demonstrated the ability to make reasonable and reliable estimates; however, if the financial condition of the Company’s customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Interest Expense

On July 1, 2003, COMSYS adopted the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires an issuer to classify financial instruments that are within its scope as a liability (or an asset in some circumstances) and was applicable to the Company’s mandatorily redeemable preferred stock (Note 10). Accordingly, effective July 1, 2003, the Company began to recognize dividends declared and the amortization of the deferred issuance costs associated with the mandatorily redeemable preferred stock as interest expense, which amounted to $3.5 million in 2005, $34.4 million in 2004 and $20.6 million in 2003.

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

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

As required by SFAS No. 123, Accounting for Stock Based Compensation, the Company has determined the pro forma information as if the Company had accounted for stock options granted under the fair value method of SFAS No. 123. In 2003, the minimum value option pricing model was used with the following weighted-average assumptions: risk-free interest rates ranging from 4% to 6%; dividend yield of 0%; and a weighted average expected life of five years. The weighted average fair value of options granted with a $20,000 exercise price was $0.00 per share. In the merger, effective September 30, 2004, each outstanding option under the Old COMSYS 1999 Stock Option Plan (the “1999 Plan”) became exercisable for 0.0001 of a share of Venturi (now COMSYS) common stock.

As of January 1, 2006, there were 916,836 options outstanding to purchase COMSYS stock under the Company’s various stock incentive plans (Note 13).

As of January 1, 2006, there were 1,405,844 restricted shares of common stock outstanding under the 2004 Management Incentive Plan (Note 10). The grant date fair value of the shares was $11.20 per share, which was determined based on the average market price of Venturi shares over the five consecutive trading days ended July 19, 2004, the date the terms of the merger were agreed to and announced (Note 3). Of these shares, 156,205 vested in fiscal 2005 and 624,820 vested in fiscal 2004, resulting in compensation expense in these years of $1.8 million and $7.0 million, respectively.

Had compensation expense been determined consistent with the fair value method, utilizing the assumptions set forth above and amortized over the vesting period, the Company’s pro forma net income (loss) and earnings (loss) per share for fiscal years 2005, 2004 and 2003 would have been as follows:

	2005	2004	2003
	(In thousands, except per share data)
Net income (loss) attributable to common stockholders as reported	$2,149	$(55,155)	$(56,490)
Add stock based compensation included in reported net loss, net of tax effect	1,750	6,998	—
Deduct stock based compensation determined under fair value based method for all awards, net of tax effect	(2,468)	(7,369)	—

Pro forma net income (loss)	$1,431	$(55,526)	$(56,490)

Basic and diluted earnings (loss) per share, as reported	$0.14	$(14.20)	$(23,153.48)
Basic and diluted pro forma net earnings (loss) per share	0.09	(14.30)	(23,153.48)

For the year ended January 2, 2005, the stock based compensation determined under the fair value based method was revised to correct an error in the fair value of the restricted stock awards granted to management in 2004. The previously reported data for 2004 were as follows: total stock based compensation determined under the fair value based method for all awards, net of tax, was $4.1 million, pro forma net loss was $51.0 million and pro forma basic and diluted net loss per share was $13.13.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires public companies to recognize the cost of employee services received in exchange for an award (with limited exceptions) over the period during which an employee is required to provide service in exchange for the award, eliminating the intrinsic value alternative allowed by SFAS No. 123.

Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share based payments to employees, including grants of employee stock

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In addition, there are revisions to the accounting guidelines, such as accounting for forfeitures, that will change accounting for stock based awards in the future.

SFAS No. 123(R) allows companies to adopt its provisions using either of the following transition alternatives:

(i) The “modified prospective” method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or

(ii) The “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

On April 15, 2005, the Securities and Exchange Commission issued a release that delayed the implementation of SFAS No. 123(R) to annual periods beginning after June 15, 2005. Effective January 2, 2006, the Company transitioned to SFAS No. 123(R) using the modified prospective method. Based upon existing information, the Company estimates that its share-based compensation expense in 2006 will be approximately $3.0 million, net of tax.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that would occur if options or other contracts to issue common stock were exercised or converted into common stock.

Dilutive securities include warrants to purchase the Company’s common stock (Note 10). The warrant holders are entitled to participate in dividends declared on common stock as if the warrants were exercised for common stock.

All references to common stock, share and per share amounts have been retroactively restated to reflect the exchange ratio of 0.0001 of a share of COMSYS common stock for each share of Old COMSYS common stock outstanding immediately prior to the merger as if the exchange had taken place as of the beginning of the earliest period presented.

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

The computation of basic and diluted earnings (loss) per share is as follows:

	2005	2004	2003
	(In thousands, except per share data)
Net income (loss) attributable to common stockholders	$2,104	$(55,155)	$(56,490)
Net income attributable to warrant holders	45	—	—

Total	2,149	(55,155)	(56,490)

Weighted average common shares outstanding	15,492	3,884	2.4
Add: dilutive stock options and warrants	317	—	—

Diluted weighted average common shares outstanding	15,809	3,884	2.4

Basic and diluted earnings (loss) per common share	$0.14	$(14.20)	$(23,153.48)

Options and warrants with exercise prices greater than the average stock price during the year were not included in the computation of diluted earnings per share because the effect would be antidilutive. These options and warrants totaled 2,929 in 2005, 1,900,342 in 2004 and 90 in 2003.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications of prior year amounts have been made to the prior year balance sheet to conform to the current year presentation.

3. Merger with Venturi

On September 30, 2004, Old COMSYS and Venturi merged in a stock-for-stock exchange intended to qualify as a tax-free reorganization under the Internal Revenue Code. The merged companies operate under the COMSYS name and offer IT staffing, vendor management services, project solutions and permanent recruiting and placement of IT professionals. In connection with the merger, on September 30, 2004, Venturi also sold its commercial staffing (i.e. non-IT) business for $30.3 million in cash and the assumption of approximately $700,000 in liabilities.

In the merger, Old COMSYS stockholders exchanged their shares of Old COMSYS common stock for a total of 9,184,761 newly issued shares of COMSYS common stock. An additional 187,556 shares are being held in escrow pending the final determination of certain state tax and unclaimed property assessments. At the consummation of the merger, former Old COMSYS stockholders held approximately 55.4% of the total outstanding COMSYS common stock on a fully diluted basis. The merger was accounted for as a purchase with Old COMSYS designated as the acquiring company. The purchase price was approximately $68.2 million, which was determined based on the average market price of Venturi shares over the five consecutive trading days ended July 19, 2004, the date the terms of the merger were agreed to and announced.

COMSYS management believes that the Venturi acquisition resulted in the recognition of goodwill primarily because the combination of Old COMSYS and Venturi creates a leading national information

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

technology services company that is capable of creating more stockholder value than either of the companies could achieve on its own. COMSYS as a combined company has achieved cost savings by reducing corporate overhead and other expenses. COMSYS also believes that the combined company will enjoy the benefits of a broader geographic footprint, will be positioned to secure and expand relationships with Fortune 500 clients and will expand the range of technology service offerings that will make COMSYS more competitive.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company used a discounted cash flow analysis to value the customer base intangible asset.

(In thousands)
Cash	$1,819
Accounts receivable, net	50,189
Prepaid expenses and other assets	5,329
Fixed assets, net	5,907
Other noncurrent assets	337
Customer base intangible	6,407
Goodwill	83,994

Total assets acquired	153,982

Accounts payable	10,543
Other current liabilities	42,400
Mandatorily redeemable preferred stock	22,471
Other noncurrent liabilities	5,000

Total liabilities assumed	80,414

Net assets acquired	73,568
Less value of Venturi outstanding warrants	(5,361)

Total purchase price paid in stock	$68,207

The customer base intangible asset is being amortized on a straight-line basis over five years. Goodwill acquired in the merger is not amortized and is not deductible for tax purposes.

Simultaneous with the merger, COMSYS received a fully underwritten loan commitment of $185.0 million from Merrill Lynch Capital, as more fully described in Note 6. Proceeds of this financing, together with the proceeds from the sale of Venturi’s commercial staffing business and the issuance of approximately $22.4 million of mandatorily redeemable preferred stock, were used to pay off approximately $150.0 million of funded debt of the combined companies, fund certain post-merger restructuring and transition costs and provide working capital for ongoing operational needs.

The following table sets forth the unaudited pro forma results of COMSYS as if the merger and the sale of the Venturi commercial staffing business had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

	2004	2003
	(In thousands, except per share)
Revenues	$639,387	$577,169
Loss from operations	(6,948)	(7,163)
Income (loss) before income taxes	(26,096)	60,832
Net income (loss)	(20,694)	75,640
Basic and diluted earnings (loss) per common share	$(1.35)	$4.76
Weighted average shares—basic and diluted	15,276	15,275

The adjustments included in the above pro forma financial information are comprised primarily of: (i) an increase in depreciation and amortization expense resulting from the customer base intangible; (ii) a decrease in stock compensation expense resulting from the conversion of COMSYS Holding Class D preferred shares into shares of COMSYS common stock (Note 10); (iii) a decrease in interest expense resulting from the redemption of Old COMSYS’ mandatorily redeemable preferred stock; and (iv) a decrease in loss on early extinguishment of debt (Note 6). Income before income taxes and net income for 2003 include an $83.0 million gain recorded by Venturi related to their comprehensive financial restructuring.

4. Restructuring and Other Charges

The Company reduced its workforce in August 2003 with a plan that resulted in the termination of 17 members of management and staff. The Company recorded a restructuring charge of $854,000 for severance payments.

In connection with the merger in 2004, the Company recorded reserves amounting to $17.2 million for severance payouts and the costs to exit duplicate office space. Of this amount, $12.5 million was related to the termination of Venturi employees and leases and was included in the purchase price allocation in accordance with EITF 95-3, and $4.7 million was related primarily to Old COMSYS terminated employees and leases and was charged to integration and restructuring expense. In planning for the merger, the Company also began to plan for the integration and restructuring of its business. Shortly after the merger, approximately 185 employees of the two companies were notified that their positions were being eliminated as the overhead structures of the companies were combined. Certain costs of implementing this plan are included in the reported amount of goodwill above.

In July 2005, the Company announced to its employees that it was reorganizing its management team in the process of continued integration of Venturi’s operations into COMSYS. This reorganization resulted in the elimination of approximately 20 staff positions and, as a result, the Company recorded an additional restructuring charge of $750,000 in the third quarter of 2005 for severance payouts.

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Following is a summary of the liability for integration and restructuring costs for the three years in the period ended January 1, 2006 (in thousands):

	Employee severance	Lease costs	Professional fees	Total
Balance, December 31, 2002	$107	$—	$—	$107
Charges	854	—	—	854
Cash payments	(601)	—	—	(601)

Balance, December 31, 2003	360	—	—	360
Purchase price allocation	4,241	5,973	1,782	11,996
Charges	1,838	2,819	70	4,727
Cash payments	(4,205)	(806)	(1,804)	(6,815)

Balance, January 2, 2005	2,234	7,986	48	10,268
Adjustments	—	(1,617)	—	(1,617)
Charges	750	—	—	750
Cash payments	(2,472)	(3,906)	(48)	(6,426)

Balance, January 1, 2006	$512	$2,463	$—	$2,975

Of the remaining balance at January 1, 2006, COMSYS expects to pay approximately $1.5 million in fiscal 2006 and the balance, which consists primarily of lease payments, over the following four years.

5. Goodwill and Other Intangible Assets

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and certain intangibles with indefinite lives are not amortized but instead are reviewed for impairment at least annually. Remaining intangibles with finite useful lives are amortized over their estimated useful lives.

The change in the carrying value of goodwill during fiscal years 2005, 2004 and 2003 is set forth below (in thousands):

Balance as of December 31, 2002	$69,683
Adjustments	—

Balance as of December 31, 2003	69,683
Goodwill acquired in the merger (Note 3)	83,994

Balance as of January 2, 2005	153,677
Adjustments to previously reported purchase price	645

Balance as of January 1, 2006	$154,322

The increase in goodwill in 2005 was due to adjustments to merger date contingency reserves for certain tax and unclaimed property assessments.

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Other Intangibles

The Company’s intangible assets other than goodwill consisted of the following as of January 1, 2006:

	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
			(In thousands)
Customer base—Venturi	5	$6,407	$1,602	$4,805
Customer base—Pure Solutions	8	6,571	114	6,457

Total		$12,978	$1,716	$11,262

On October 31, 2005, the Company purchased all of the outstanding stock of Pure Solutions, Inc. (“Pure Solutions”), an information technology services company with operations in northern California, and this acquisition was not material to our business. The purchase price was comprised of a $7.5 million cash payment at closing plus up to $7.5 million of earnout payments over three years. In connection with the purchase, the Company recorded a customer base intangible asset in the amount of $6.6 million, which was valued using a discounted cash flow analysis. The fair value of Pure Solutions’ net identifiable assets exceeded the initial purchase price by $1.1 million, and this amount was recorded as a liability at the date of purchase. The earnout payments, if any, will be recorded first to the liability and then to goodwill. The operations of Pure Solutions are included in the consolidated statement of operations for periods subsequent to the acquisition.

In 2005, the Company wrote off fully amortized customer base intangible assets and contract costs and related accumulated amortization in the amount of $9.0 million and $2.0 million, respectively.

The Company’s intangible assets other than goodwill consisted of the following as of January 2, 2005 :

	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
			(In thousands)
Customer base	5	$15,407	$8,420	$6,987
Contract costs	2	2,000	1,916	84
Other	2 - 5	135	69	66

Total		$17,542	$10,405	$7,137

Aggregate amortization expense for intangibles other than goodwill amounted to $2.4 million in 2005, $10.2 million in 2004 and $12.1 million in 2003.

Estimated amortization expense for the five years subsequent to 2005 is as follows (in thousands):

2006	$2,125
2007	2,103
2008	2,103
2009	1,783
2010	821

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

6. Long-Term Debt

Long-term debt consisted of the following:

	January 1, 2006	January 2, 2005
	(In thousands)
Debt outstanding under credit facilities:
Senior credit facility—revolver	$32,273	$56,998
Senior credit facility—senior term loan	10,000	13,125
Second lien term loan	100,000	70,000

	142,273	140,123
Less current maturities	5,000	7,500

Long-term obligations, excluding current maturities	$137,273	$132,623

Credit Facilities

On August 18, 2004, Old COMSYS entered into a credit facility with Merrill Lynch Capital and a syndicate of lenders that included up to $65.0 million in revolving loans and a $5.0 million term loan. The proceeds from this credit facility were used to repay in full the current maturities of long-term debt outstanding on that date, including borrowings under a prior credit facility and an interest deferred note, and to pay $2.0 million of accrued interest payable on senior subordinated notes (the Senior Subordinated Notes”).

Effective September 30, 2004, in conjunction with the merger, COMSYS and its subsidiaries entered into a new senior credit facility with Merrill Lynch Capital and a syndicate of lenders that replaced the agreement entered into on August 18, 2004. This credit agreement provided for borrowings of up to $100.0 million under a revolving line of credit and a $15.0 million term loan payable in eight quarterly installments. At the same time, COMSYS borrowed $70.0 million under a second lien term loan credit agreement with Merrill Lynch Capital, Heritage Bank, SSB and a syndicate of lenders. The total amount initially borrowed under these agreements was $135.2 million.

In connection with the purchase of Pure Solutions, the Company amended its senior credit facility to increase the revolver capacity by $5.0 million to a total of $105.0 million.

On December 14, 2005, the Company and its U.S. subsidiaries entered into a credit agreement with Merrill Lynch Capital and a syndicate of lenders (the “Senior Credit Agreement”). The Senior Credit Agreement provides for a two-year term loan of $10.0 million, which was funded on December 14, 2005, and which is scheduled to be repaid in eight equal quarterly principal installments commencing on March 31, 2006 (the “Senior Term Loan”), and a revolving credit facility of up to $120.0 million, maturing on March 31, 2010 (the “Revolver”). At the same time, the Company and its U.S. subsidiaries borrowed $100.0 million under a new second lien term loan credit agreement with Merrill Lynch Capital and a syndicate of lenders, which matures on October 31, 2010 (the “Second Lien Term Loan”).

The Company’s total funded debt under these credit agreements on December 14, 2005 was approximately $150.9 million, consisting of: (i) $10.0 million under the Senior Term Loan; (ii) approximately $40.9 million under the Revolver; and (iii) $100.0 million under the Second Lien Term Loan. The proceeds from these borrowings were used to repay all outstanding borrowings under the prior credit facilities with Merrill Lynch Capital. The Company recorded a $2.2 million loss on early extinguishment of debt related to this transaction that resulted from the write-off of unamortized deferred financing costs.

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Loans under the Revolver bear interest at LIBOR plus a margin that can range from 2.25% to 2.50% or, at the Company’s option, the prime rate plus a margin that can range from 1.25% to 1.50%, each depending on the Company’s total debt to adjusted EBITDA ratio. The Senior Term Loan bears interest at LIBOR plus a margin that can range from 2.75% to 3.00% or, at the Company’s option, the prime rate plus a margin that can range from 1.75% to 2.00%, each depending upon the Company’s total debt to adjusted EBITDA ratio. The Company pays a quarterly commitment fee of 0.5% per annum of the unused portion of the Revolver and fees for each letter of credit issued under the facility. The Company and certain of its subsidiaries guarantee the loans and other obligations under the Senior Credit Agreement. The obligations under the Senior Credit Agreement are secured by a perfected first priority security interest in substantially all of the assets of the Company and its U.S. subsidiaries, as well as the shares of capital stock of its direct and indirect U.S. subsidiaries and certain of the capital stock of its first-tier non-U.S. subsidiaries.

Borrowings under the Revolver are limited to 85% of eligible accounts receivable, as defined, reduced by the amount of outstanding letters of credit and designated reserves. At January 1, 2006, these designated reserves were a minimum availability reserve of $5.0 million and a reserve for the Pure Solutions acquisition of $2.5 million. At January 1, 2006, the Company had outstanding borrowings of $32.3 million under the Revolver at interest rates ranging from 7.06% to 8.75% per annum (weighted average rate of 7.18%) and borrowing availability under the Revolver of $76.7 million for general corporate purposes. The principal balance of the Senior Term Loan on that date was $10.0 million with an interest rate of 7.56%.

The Second Lien Term Loan bears interest at LIBOR plus 7.5% or, at the Company’s option, the prime rate plus 6.5%. The Second Lien Term Loan is guaranteed by the Company and certain of its subsidiaries and is secured by a second priority security interest in substantially all of the assets of the Company and its U.S. subsidiaries, as well as the shares of capital stock of its direct and indirect U.S. subsidiaries and certain of the capital stock of its first-tier non-U.S. subsidiaries. The principal balance of the Second Lien Term Loan was $100.0 million as of January 1, 2006, at interest rates ranging from 12.0% to 12.06% per annum (weighted average rate of 12.04%).

The Company pays a fee on outstanding letters of credit equal to the LIBOR margin then applicable to the Revolver. As of January 1, 2006, outstanding letters of credit totaled $3.3 million and the fee was 2.50% annually.

Both the Senior Credit Agreement and Second Lien Term Loan Credit Agreement contain customary covenants and events of default, including the maintenance of a minimum EBITDA requirement, a fixed charge coverage ratio and a total debt to adjusted EBITDA ratio, as defined. As of January 1, 2006, COMSYS was in compliance with all covenant requirements. These agreements also place restrictions on the Company’s ability to enter into certain transactions without the approval of the lenders, such as the payment of dividends, disposition and acquisition of assets and the assumption of contingent obligations.

The Company has historically been subject to market risk on all or a part of its borrowings under bank credit lines, which have variable interest rates. Effective February 22, 2005, COMSYS entered into an interest rate swap and an interest rate cap. The swap agreement and cap agreement are contracts to effectively exchange variable interest rate payments for fixed rate payments over the life of the instrument. The notional amount is used to measure interest to be paid or received and does not represent the exposure to credit loss. The purpose of the swap and cap is to limit exposure to increases in interest rates on the notional amount of bank borrowings over the term of the swap and cap. The swap is based on a $20.0 million notional amount at a rate of 4.59% and the cap is based on a $20.0 million notional amount at a rate of 4.50%.

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

The interest rate swap and cap are recorded at fair value, based on an amount estimated by Merrill Lynch Capital, which represents the amount that Merrill Lynch Capital would have paid us at January 1, 2006 if the swap and cap had been terminated at that date. The combined net fair value at January 1, 2006 is $502,000, which is included in our consolidated balance sheet in noncurrent assets. Effective with the repayment of the Company’s debt on December 14, 2005, the expected cash flows for which the swap and cap were designated to hedge against were no longer probable. As a result, the swap and the cap are no longer designated as cash flow hedges for accounting purposes. Therefore, amounts previously recorded in accumulated other comprehensive income associated with changes in fair value of the hedges were reversed to interest expense. Changes in fair value of the swap and cap are recorded in the statement of operations subsequent to December 14, 2005. The Company recorded $502,000 as a reduction of interest expense in the fourth quarter of 2005.

Senior Subordinated Debt

The Senior Subordinated Notes were paid off on September 30, 2004 in connection with the merger. The Company repaid in cash $18.1 million of accrued interest and $42.3 million of principal on the notes. The remaining balance of $22.4 million was converted to shares of mandatorily redeemable preferred stock (the “Series A Preferred Stock”) (Note 10). The Company incurred a prepayment penalty of $1.1 million, which was satisfied by assigning to the noteholders a note receivable from the Company’s chief executive officer (Note 14). The prepayment penalty is included in the loss on early extinguishment of debt in the 2004 consolidated statement of operations.

Maturities of long-term debt for the five years succeeding January 1, 2006 and thereafter are as follows (in thousands):

2006	$5,000
2007	5,000
2008	—
2009	—
2010	132,273
Thereafter	—

Long-term debt	$142,273

7. Income Taxes

The components of the provision (benefit) for income taxes are as follows (in thousands):

	2005	2004	2003
Current:
Federal	$—	$(5,402)	$—
State	37	—	—
Foreign	185	—	—

	222	(5,402)	—

Deferred:
Federal	564	—	760
State	(3)	—	—
Foreign	—	—	—

	561	—	760

	$783	$(5,402)	$760

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

The differences between income taxes computed at the federal statutory income tax rate and the provision (benefit) for income taxes follows (in thousands):

	2005	2004	2003
Income tax expense (benefit) computed at the federal statutory income tax rate	$1,026	$(21,195)	$(5,340)
State income tax expense (benefit) net of federal benefit	427	(899)	(703)
Foreign income tax	185	—	—
Effect of preferred dividends and other permanent differences	2,290	16,984	(1,982)
Prior year deferred asset true-up	(5,874)	4,526	—
Tax benefit allocated to goodwill	564	—	—
Effect of increase (decrease) in valuation allowance	2,165	(4,818)	8,785

Provision (benefit) for income taxes	$783	$(5,402)	$760

The income tax benefit recorded in 2004 relates to a federal income tax refund of $5.4 million resulting from legislation that allowed the Company to carry back a portion of its 2001 net operating loss to prior years. The Company expects to receive an additional refund of approximately $5.8 million for 2002 net operating loss carrybacks. This refund results from a loss carryback to periods prior to the current ownership of the Company. The ability of the Company to receive the refund from the loss carryback is subject to certain regulatory and other approvals. Therefore, the Company will record the benefit of this refund when received.

The net current and noncurrent components of deferred income taxes reflected in the consolidated balance sheets are as follows (in thousands):

	January 1, 2006	January 2, 2005
Net current asset	$—	$—
Net noncurrent asset	3	—
Net noncurrent liability	—	—

Net asset	$3	$—

Deferred tax assets and liabilities were comprised of the following (in thousands):

	January 1, 2006	January 2, 2005
Deferred tax assets:
Goodwill and other intangibles	$22,081	$27,062
Accrued expenses and other reserves	5,613	9,378
Bad debt allowances	1,551	1,248
Accrued benefits	987	974
Net operating loss carryforwards	54,765	45,921
Other	1,820	241

Total deferred tax assets	86,817	84,824
Valuation allowance	(84,383)	(82,218)

Net deferred tax assets	2,434	2,606
Deferred tax liabilities:
Depreciation expense and property basis differences	(2,431)	(2,606)

Total deferred tax liabilities	(2,431)	(2,606)

Net deferred tax asset	$3	$—

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

At January 1, 2006, the Company had federal and state net operating loss carryforwards of approximately $134.5 million and $181.5 million, respectively. The federal net operating losses begin to expire in 2019 and the state net operating losses began to expire in 2005. On September 30, 2004, both Old COMSYS and Venturi experienced an ownership change as defined by the Internal Revenue Code. This subjects the utilization of the Company’s net operating loss carryforwards to an annual limitation, which may cause the carryforwards to expire before they are used. The Company has recorded a valuation allowance of approximately $84.4 million at January 1, 2006 against the net deferred tax assets as the Company has concluded that it is more likely than not that these deferred tax assets will not be realized. The increase in the valuation allowance is the result of increases in deferred tax assets, partially offset by a reduction of the valuation allowance due to pretax book income earned in 2005. Approximately $23.9 million of the valuation allowance is attributable to the deferred tax assets of the Venturi acquisition, for which any recognized tax benefits will be allocated to reduce goodwill or other noncurrent intangible assets ($564,000 was allocated to goodwill in 2005).

The Company has not provided federal income tax on the undistributed foreign earnings of its foreign subsidiaries as it is the Company’s intent to indefinitely reinvest such earnings in its foreign subsidiaries. Pretax income attributable to the Company’s United Kingdom subsidiary amounted to $345,000 in 2005.

8. Commitments and Contingencies

The Company leases various office space and equipment under noncancelable operating leases expiring through 2015. Certain leases include free rent periods, rent escalation clauses and renewal options. Rent expense is recorded on a straight-line basis over the term of the lease. Rent expense was $6.4 million, $5.8 million and $6.0 million for 2005, 2004 and 2003, respectively. Sublease income was $239,000, $200,000 and $272,000 for 2005, 2004 and 2003, respectively.

Future minimum annual payments for noncancelable operating leases in effect at January 1, 2006 are shown in the table below (in thousands):

Year ending:
2006	$6,984
2007	6,334
2008	5,010
2009	4,869
2010	2,741
Thereafter	7,881

33,819
Sublease income	(2,160)

$31,659

In connection with the merger and the sale of Venturi’s commercial staffing business, the Company placed $2.5 million of cash and 187,556 shares of its common stock in escrow pending the final determination of certain state tax and unclaimed property assessments. The Company has recorded liabilities for amounts management believes are adequate to resolve these matters, however, management cannot ascertain at this time what the final outcome of these assessments will be in the aggregate and it is reasonably possible that management’s estimates could change. The cash is included in restricted cash in the consolidated balance sheet.

The Company has entered into employment agreements with certain of its executives covering, among other things, base compensation, incentive bonus determinations and payments in the event of termination or a change in control of the Company.

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

9. Defined Contribution Plan

The Company maintains a voluntary defined contribution profit-sharing plan covering eligible employees as defined in the plan document. Participating employees may elect to defer and contribute a percentage of their compensation to the plan, not to exceed the dollar limit set by the Internal Revenue Code. For the year ended December 31, 2003, the maximum deferral amount was 15% of compensation, which was increased to 50% in 2004 and 2005, subject to limitations set by the Internal Revenue Code. The Company matches 25% of each employee’s eligible contribution up to a maximum of the first 6% of each employee’s compensation. The Company may, at its discretion, make an additional year-end matching contribution of up to 50%. Total expense under the plan amounted to approximately $1.1 million, $955,000 and $997,000 in 2005, 2004 and 2003, respectively.

During 1999, Venturi established a Supplemental Employee Retirement Plan (the “SERP”) for its then chief executive officer. When this officer retired in February 2000, the annual benefit payable under the SERP was fixed at $150,000 through March 2017. As of January 1, 2006, approximately $1.2 million was accrued for the SERP.

10. Stockholders’ Equity

Common Stock

In the merger, Old COMSYS shareholders exchanged their shares of common stock for shares of Venturi (now COMSYS) common stock. Each share of Old COMSYS outstanding immediately prior to the effective time of the merger was canceled and converted into the right to receive 0.0001 of a share of COMSYS common stock.

Additionally, in the merger each option to acquire shares of Old COMSYS common stock that was outstanding under the 1999 Plan (Note 13) immediately prior to the effective time of the merger remained outstanding and became exercisable for shares of COMSYS common stock at the rate of 0.0001 of a share for each share of Old COMSYS common stock. As of January 1, 2006, there were 1,954,504 shares of common stock reserved for stock option grants to members of management under the Company’s various stock incentive plans (Note 13).

In December 2005, the Company issued 3.0 million shares of its common stock in a public offering at $11.00 per share. Net proceeds were approximately $31.0 million, a portion of which were used to redeem all of the Company’s Series A Redeemable Preferred Stock as described below.

Warrants

With the merger, the Company assumed outstanding warrants to purchase 768,997 shares of Venturi (now COMSYS) common stock. The warrants were originally issued on April 14, 2003 in connection with the comprehensive financial restructuring with Venturi’s subordinated note holders. The warrants are exercisable in whole or in part over a 10-year period and the exercise price is $7.8025 per share. The warrants may be exercised

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

on a cashless basis at the option of the holder. The holders of the warrants are also entitled to participate in dividends declared on common stock as if the warrants were exercised for common stock. In connection with the purchase accounting for the merger, the warrants were recorded at fair value as determined by an independent valuation. At January 1, 2006, warrants to purchase 403,723 shares of COMSYS common stock were outstanding.

Mandatorily Redeemable Preferred Stock

Mandatorily redeemable non-voting preferred stock consisted of the following (in thousands):

	January 1, 2006	January 2, 2005
Series A-1 mandatorily redeemable preferred stock, par value $0.01, liquidation value $1,000; 40,000 shares authorized, 22,471 shares issued and outstanding	$—	$23,314

At the time of the merger with Venturi, Old COMSYS had the following classes of redeemable preferred stock outstanding.

Class C Preferred Stock

Dividends on Class C Preferred Stock accrued at the rate of 15.0% of the sum of the liquidation value and accumulated and unpaid dividends, compounded quarterly, and increasing by 0.25% each quarter up to a maximum rate of 17.5%. In connection with the merger, the Class C shares were exchanged for shares of COMSYS common stock valued at $82.2 million.

Class B Preferred Stock

Dividends on the non-voting Class B Preferred Stock accrued at the rate of 12.0% of the sum of the liquidation value and accumulated and unpaid dividends, compounded quarterly. In connection with the merger, these shares were exchanged for shares of COMSYS common stock valued at $7.0 million.

Class A Preferred Stock

Class A Preferred Stock was comprised of three classes: Class A-1, Class A-2 and Class A-3, which were different only in terms of liquidation preference. Dividends on the Class A Preferred Stock accrued at the rate of 10.0% of the sum of the liquidation value and accumulated and unpaid dividends, compounded quarterly. In connection with the merger, shares of Class A-1 and Class A-2 Preferred Stock were redeemed for cash in the aggregate amount of $255 and the Class A-3 shares were exchanged for shares of COMSYS common stock valued at $351,000.

Preferred Stock Issued and Redeemed in the Merger

At the merger date, the aggregate balance of the Senior Subordinated Notes, including accrued interest, amounted to $82.8 million. These notes were paid in full with $60.4 million in cash (Note 6) and the issuance to the noteholders of shares of new nonvoting Series A Preferred Stock in the amount of $22.4 million. Dividends on the Series A Preferred Stock accrued at the rate of 15.0% of the sum of the liquidation value ($1,000 per share) and accumulated and unpaid dividends, compounded annually. On December 28, 2005, the Company redeemed for cash all outstanding shares of Series A Preferred Stock, including accrued dividends, in the aggregate amount of $26.8 million.

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

In connection with the merger, all outstanding shares of Old COMSYS preferred stock were redeemed or exchanged for shares of Venturi (now COMSYS) common stock. The specific treatment of each class of preferred stock is as follows.

Each share of Class A-3 Preferred Stock outstanding immediately prior to the effective time of the merger was canceled and converted automatically into the right to receive 10.4397 shares of COMSYS common stock. The conversion of Class B Preferred Stock was based on its liquidation value, agreed for purposes of the merger agreement to be $53,726,164. Each dollar of the agreed upon liquidation value of Class B Preferred Stock (and each share of such preferred stock outstanding immediately prior to the effective time of the merger) was canceled and converted automatically into the right to receive 0.01165118 of a share of COMSYS common stock. Each share of Class C Preferred Stock outstanding immediately prior to the effective time of the merger was canceled and converted automatically into the right to receive 117.41923 shares of COMSYS common stock. Each share of Class D Preferred Stock outstanding immediately prior to the effective time of the merger was canceled and converted automatically into the right to receive 1,411.423 shares of COMSYS common stock. In connection with, but prior to, the merger, all outstanding shares of Class A-1, Class A-2 and Class E Preferred Stock were repurchased or redeemed.

Class E Preferred Stock

Effective January 1, 2004, Old COMSYS acquired from certain stockholders 341 outstanding shares of its common stock and 4,535 shares of Class A-1 Preferred Stock in exchange for 7,178 newly issued shares of nonvoting mandatorily redeemable Class E Preferred Stock. Dividends on the Class E Preferred Stock accrued at the rate of 5% of the sum of the liquidation value ($1,000 per share) and accumulated and unpaid dividends, compounded quarterly. The common stock and Class A-1 preferred stock exchanged in this transaction were originally purchased in exchange for cash and promissory notes held by the Company and secured by a pledge of the applicable shares. Immediately prior to the merger, all shares of Class E Preferred Stock were redeemed in exchange for the notes.

Class D Preferred Stock

Effective January 1, 2004, Old COMSYS adopted the 2004 Management Incentive Plan (the “Plan”). The Plan is structured as a stock issuance program under which eligible employees may receive shares of Old COMSYS nonvoting Class D Preferred Stock (liquidation value $1,000) in exchange for payment at the then current fair market value of these shares. Dividends on the Class D Preferred Stock were payable in an amount equal to 17.647% of dividends the Company declared and paid on its common or any other series of its preferred stock. The Class D Preferred Stock was redeemable at the rate of 17.647% of the redemption price paid to the holders of the Company’s Class C, B or A Preferred Stock.

Effective July 1, 2004, 1,000 shares of Class D Preferred Stock were issued by Old COMSYS under the Plan. Effective with the merger, these shares were exchanged for a total of 1,405,844 restricted shares of COMSYS common stock. One-third of these shares, or 468,615 shares, were vested at the closing of the merger. Another 468,615 shares vest in equal installments of 156,205 shares on January 1st of each of the years 2005, 2006 and 2007, and the remaining 468,614 shares vest in equal annual installments if specified earnings targets are met for fiscal years 2004, 2005 and 2006, in each case subject to earlier vesting as discussed below. The earnings targets were not met for 2004 or 2005. A total of 624,820 shares vested in fiscal 2004, resulting in stock based compensation expense of $7.0 million. The unamortized fair value of shares that vest automatically with the passage of time, which amounted to $1.8 million at January 1, 2006, is recorded in stockholders’ equity as deferred stock compensation. To the extent any of the shares subject to specified earnings targets vest, the

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Company will recognize the related stock based compensation expense. In 2007, any shares that do not vest will be repurchased by the Company for the amount of the participants’ original investment and ultimately purchased by or distributed to existing shareholders.

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

11. Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments is as follows:

a.	Accounts receivable and accounts payable—The carrying amounts of accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

b.	Revolving credit facility and term loans—The carrying value of borrowings under the Senior Credit Agreement and Term Loan Credit Agreement approximate fair value because the interest rates are variable and based on current market rates.

c.	Mandatorily redeemable preferred stock—The Company estimated that the carrying amount of this instrument approximated fair value at January 2, 2005.

12. Credit Risk

The Company believes its portfolio of accounts receivable is well diversified, which limits the risk associated with customer concentration. None of the Company’s customers represented more than 8.3% of its 2005 revenues. The Company continually evaluates the creditworthiness of its customers and monitors accounts on a periodic basis but typically does not require collateral. The Company’s allowance for doubtful accounts is based on an evaluation of the collectibility of specific accounts and on historical experience.

However, the Company does depend on several large customers for a significant portion of its revenues. The Company’s 15 largest customers represented approximately 40% of its revenues in 2005. Generally, COMSYS does not provide services to its customers under long-term contracts. If one or more of its large customers terminated an existing contract or substantially reduced the services they purchase from COMSYS, the Company’s revenues and results of operations would be adversely affected. In addition, large customers, including those with preferred supplier arrangements, increasingly have been seeking pricing discounts in exchange for higher volumes of business. Furthermore, COMSYS may be required to accept less favorable terms regarding risk allocation, including assuming obligations to indemnify its clients for damages sustained in connection with the provision of its services. These factors may potentially adversely affect the Company’s revenues and results of operations.

As of January 1, 2006, the Company does not have a concentration of available sources of labor or services that could, if suddenly eliminated, severely impact its operations.

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

The Company’s revenues are currently concentrated in the United States. A significant portion of the Company’s revenues is derived from services provided in major metropolitan areas. A terrorist attack, such as that of September 11, 2001, or other extraordinary events in any of these markets could have a material adverse effect on our revenues and profitability.

13. Stock Option Plans

On October 21, 1999, Old COMSYS adopted the 1999 Plan under which officers and other key employees were granted stock options at or above the fair market value of the stock on the date of the grant. The maximum aggregate amount of common stock with respect to which options could be granted was 190 shares. Under terms of the 1999 Plan, stock options vested over a five-year period from the date of grant and would expire after ten years. In the merger, effective September 30, 2004, each outstanding option under the 1999 Plan became exercisable, when vested, for 0.0001 of a share of Venturi (now COMSYS) common stock.

The activity in the 1999 Plan during 2005, 2004, and 2003 was as follows:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2002	107	$20,000.00
Granted	16	20,000.00
Exercised	—
Forfeited	(33)	20,000.00

Outstanding at December 31, 2003	90	20,000.00
Granted	—
Exercised	—
Forfeited	(23)	20,000.00

Outstanding at January 2, 2005	67	20,000.00
Granted	—
Exercised	—
Forfeited	(11)	20,000.00

Outstanding at January 1, 2006	56	20,000.00

Options exercisable at year-end:
2005	56	$20,000.00
2004	48	20,000.00
2003	46	20,000.00

The weighted-average remaining contractual life of options outstanding under the 1999 Plan at January 1, 2006 was five years.

In 2003, Venturi terminated its 1995 Stock Option Plan in connection with the financial restructuring. Only 2,873 stock options remained outstanding under the 1995 Stock Option Plan as of January 1, 2006, and these options have a weighted average exercise price of $231.20 per share and a weighted average remaining contractual life of three years. Although the 1995 Stock Option Plan has been terminated and no future option issuances will be made under it, these remaining outstanding stock options will continue to be exercisable in accordance with their terms. As a result of the merger, all outstanding options under the 1995 Stock Option Plan and all outstanding options granted prior to the merger under the 2003 Equity Plan vested and are exercisable.

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Venturi’s Board of Directors adopted the 2003 Equity Incentive Plan (the “2003 Equity Plan”) simultaneously with the completion of its 2003 financial restructuring. The 2003 Equity Plan authorizes grants of stock options, stock appreciation rights (or “SARs”), restricted stock, deferred stock awards and performance awards to key employees, directors and consultants for up to 794,835 shares of the Venturi’s common stock. At that time Venturi granted stock options for 503,400 shares to certain of its executive officers at exercise prices ranging from $7.8025 to $11.7025 per share. The initial stock option grants to these officers vested monthly at an annual rate of 25%, and each officer has four years following the termination of his employment to exercise vested stock options held as of the termination date. In addition, Venturi granted 1,000 stock options each to three directors at an exercise price of $7.8025. The exercise price for these stock options exceeded the estimated fair value of the underlying equity at the issuance date. In September 2003, Venturi granted an additional 169,700 options under the 2003 Equity Plan to key employees. These options have a term of 10 years and their weighted average remaining contractual life is eight years.

The activity in the 2003 Equity Plan from the merger date through January 1, 2006 was as follows:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at September 30, 2004	676,100	$9.06
Granted	100,000	8.55
Exercised	(52,900)	8.84
Forfeited	(16,900)	11.19

Outstanding at January 2, 2005	706,300	8.95
Granted	—
Exercised	(48,500)	9.11
Forfeited	(78,400)	8.80

Outstanding at January 1, 2006	579,400	8.96

Options exercisable at year-end:
2005	512,734	$9.02
2004	606,300	9.02

In connection with the merger, the Company’s board of directors adopted and the stockholders approved the 2004 Stock Incentive Plan. Under the 2004 Stock Incentive Plan, 1,159,669 shares of COMSYS common stock are reserved for issuance to the Company’s officers, employees, directors and consultants. As of January 1, 2006, options to purchase 420,000 shares of COMSYS common stock have been granted under this plan at an exercise prices ranging from $8.20 to $8.55 per share, which was the market value at the respective grant date. Of these options, 24,000 were granted to directors and were fully vested at the grant date. The remaining options vest over a three-year period from the date of grant and expire after ten years. The weighted average remaining contractual life of these options is nine years.

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

The activity in the 2004 Equity Plan from the merger date through January 1, 2006 was as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at September 30, 2004	—
Granted	420,000	$8.55
Exercised	—
Forfeited	—

Outstanding at January 2, 2005	420,000	8.55
Granted	—
Exercised	(9,993)	8.55
Forfeited	(75,500)	8.55

Outstanding at January 1, 2006	334,507	8.54

Options exercisable at year-end:
2005	120,859	$8.53
2004	24,000	8.46

14. Related Party Transactions

Executive Stock Holdings

In September 2001, the Company’s chairman and chief executive officer, Michael T. Willis, restructured his loan with a commercial bank, the proceeds of which had originally financed his investment in Old COMSYS. Effective September 25, 2001, Old COMSYS entered into an agreement with Mr. Willis whereby an Old COMSYS subsidiary advanced to Mr. Willis amounts equal to the monthly payments on his loan to the commercial bank, up to a maximum amount of $5.2 million. Advances were secured by his common and preferred shares of Old COMSYS stock. As of September 30, 2004, total advances amounted to $6.2 million, including an additional $1.2 million used to pay off his bank loan. This receivable was repaid effective September 30, 2004 with the redemption of Mr. Willis’ Class E Preferred Stock.

Old COMSYS advanced $1.0 million to Mr. Willis on April 5, 2002. Interest on the note accrued at a rate equal to the average rate on borrowings under the revolving credit agreement. Effective September 30, 2004, the note was assigned to the holders of Senior Subordinated Notes in satisfaction of the prepayment penalty (Note 6).

Additionally, on April 5, 2002, Old COMSYS purchased from Mr. Willis for $1.0 million an option to purchase certain real property. In connection with the merger, the Company waived its rights under this option and the write-off of the $1.0 million is included in other nonoperating expenses in the 2004 consolidated statement of operations.

Stockholders Notes Receivable

Effective January 1, 2004, the Company acquired from certain stockholders, including Mr. Willis and certain executives, 341 outstanding shares of its common stock and 4,535 shares of mandatorily redeemable Class A-1 preferred stock in exchange for 7,178 newly issued shares of nonvoting mandatorily redeemable Class E Preferred Stock (Note 10). Simultaneous with the share exchange, the original stockholder notes were cancelled and new notes were issued in amounts equal to the outstanding principal and interest due on the original notes. Interest on the new notes accrued at the rate of 5% compounded annually. In August 2004, all shares of Class E Preferred Stock were redeemed in exchange for the notes.

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

15. Summary of Quarterly Financial Information (Unaudited)

The following table sets forth quarterly financial information for each quarter in 2005 and 2004:

	2005
In thousands, except per share	First	Second	Third	Fourth
Revenues from services	$164,953	$162,185	$163,199	$171,320
Gross profit	37,587	37,538	39,913	41,386
Restructuring and integration costs	3,428	424	928	—
Stock based compensation expense	437	439	437	437
Operating income	3,733	5,081	6,778	6,628
Loss on early extinguishment of debt	—	—	—	2,227
Income tax expense	—	—	—	783
Net income (loss)	(206)	729	2,447	(821)
Basic earnings (loss) per share	$(0.01)	$0.05	$0.16	$(0.05)
Diluted earnings (loss) per share	(0.01)	0.05	0.15	(0.05)
Weighted average basic shares outstanding	15,332	15,418	15,505	15,713
Weighted average diluted shares outstanding	15,332	16,154	15,933	15,713

	2004
In thousands, except per share	First	Second	Third	Fourth(1)
Revenues from services	$88,858	$90,538	$94,831	$162,786
Gross profit	20,855	21,610	22,871	40,203
Restructuring and integration costs	—	—	—	10,322
Stock based compensation expense	—	—	5,269	1,729
Operating income (loss)	231	2,896	(5,238)	(3,612)
Loss on early extinguishment of debt	—	—	2,986	—
Income tax benefit	—	—	5,402	—
Net loss	(15,018)	(12,701)	(19,704)	(7,732)
Basic and diluted loss per share(2)	$(6,155.41)	$(5,205.33)	$(8,075.41)	$(0.51)
Weighted average basic and diluted shares outstanding(2)	2.4	2.4	2.4	15,279

(1)	Includes the consolidated results of Old COMSYS and Venturi subsequent to the merger date. The contribution to the fourth quarter of fiscal 2004 from Venturi’s operations includes $66.1 million in revenues, $16.5 million in gross profit and $2.2 million in operating income.
(2)	The earnings per share data and weighted average number of shares outstanding have been retroactively restated to reflect the exchange ratio of 0.0001 of a share of our common stock for each share of Old COMSYS common stock outstanding immediately prior to the merger as if such exchange had occurred at the beginning of each of the periods presented.

16. Subsequent Event

Margaret G. Reed, a former officer of the Company, resigned in January 2006. Subject to Ms. Reed’s execution of a release agreement, Ms. Reed is entitled to severance payments over a 12-month period totaling $256,000 and to certain other specified benefits. Also subject to the execution of such release, our Compensation Committee approved the payment of additional severance in the amount of $100,000 to Ms. Reed also payable over the same 12-month period. Ms. Reed’s unvested restricted shares will be repurchased by COMSYS in the amount of Ms. Reed’s original investment.

COMSYS IT Partners, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Effective February 2, 2006, Michael T. Willis resigned as the Company’s Chairman and Chief Executive Officer. COMSYS entered into a resignation agreement with Mr. Willis pursuant to which the Company has agreed to pay Mr. Willis cash severance payments over a 24-month period in the aggregate amount of $1.15 million, consulting fees of $105,000, an expense allowance of $8,250 per month for 12 months and up to $1,000 per month to reimburse him for the cost of health benefits until he reaches the age of 65 or such time as another employer provides benefits. The agreement also provides that in addition to the 282,703 vested shares of common stock that Mr. Willis currently holds under the Company’s 2004 Management Incentive Plan, 204,109 unvested shares of restricted common stock held by Mr. Willis will vest if the average closing price of COMSYS common stock over any consecutive 30-day period ending on or before December 31, 2006 equals or exceeds $18.67 per share. If these shares do not vest they will be repurchased by COMSYS in the amount of Mr. Willis’ original investment.

The Company will record a $1.8 million charge in its 2006 first quarter statement of operations related to described above severance benefits.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of COMSYS IT Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on October 4, 2004).

3.2	Amended and Restated Bylaws of COMSYS IT Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the SEC on October 4, 2004).

3.3	First Amendment to the Amended and Restated Bylaws of COMSYS IT Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on May 4, 2005).

4.1	Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old COMSYS Holdings stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Form 8-A/A filed with the SEC on November 2, 2004).

4.2	Amendment No. 1 to Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old COMSYS Holdings stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed with the SEC on May 6, 2005).

4.3	Amended and Restated Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old Venturi stockholders party thereto (incorporated by reference to Exhibit 4.3 to the Form 8-A/A filed with the SEC on November 2, 2004).

4.4	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old Venturi stockholders party thereto (incorporated by reference to Exhibit 4.4 to the Form 10-Q filed with the SEC on May 6, 2005).

4.5	Voting Agreement, dated as of September 30, 2004, by and among the Registrant and the stockholders party thereto (incorporated by reference to Exhibit 2.4 to the Form 8-K filed with the SEC on October 4, 2004).

4.6	Voting Agreement, dated as of September 30, 2004, between the Registrant and MatlinPatterson Global Opportunities Partners, L.P. (incorporated by reference to Exhibit 2.5 to the Form 8-K filed with the SEC on October 4, 2004).

4.7*	Common Stock Purchase Warrant dated as of April 14, 2003, issued by the Company in favor of BNP Paribas (incorporated by reference to Exhibit 99.16 to the Form 8-K filed with the SEC on April 25, 2003).

4.8	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.6 to the Form 10-K filed with the SEC on April 1, 2005).

10.1	Credit Agreement dated as of December 14, 2005, among COMSYS Services LLC, COMSYS Information Technology Services, Inc. and Pure Solutions, Inc., as borrowers, COMSYS IT Partners, Inc. and PFI LLC, as guarantors, COMSYS Services, acting in its capacity as borrowing agent and funds administrator for the borrowers, Merrill Lynch Capital, as administrative agent, a lender, sole bookrunner and sole lead arranger, ING Capital LLC, as co-documentation agent and as a lender, Allied Irish Banks PLC, as co-documentation agent and as a lender, GMAC Commercial Finance LLC, as syndication agent and as a lender, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 15, 2005).

10.2	Guaranty, dated as of December 14, 2005, among COMSYS IT Partners, Inc. and PFI LLC, as guarantors, in favor of Merrill Lynch Capital, in its capacity as administrative agent (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on December 15, 2005).

Exhibit Number	Description
10.3	Term Loan Credit Agreement, dated as of December 14, 2005, among COMSYS Services LLC, COMSYS Information Technology Services, Inc. and Pure Solutions, Inc., as borrowers, COMSYS IT Partners, Inc. and PFI LLC as guarantors, Merrill Lynch Capital, as administrative agent, NexBank, SSB, as collateral agent and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on December 15, 2005).

10.4	Holdings Guaranty, dated as of December 14, 2005, among COMSYS IT Partners, Inc. and PFI LLC, as guarantors, in favor of Merrill Lynch Capital, in its capacity as administrative agent, and NexBank, SSB, in its capacity as collateral agent (incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the SEC on December 15, 2005).

10.5+	2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed with the SEC on November 9, 2004).

10.6+	2003 Equity Incentive Plan (incorporated by reference to Annex C to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on June 24, 2003).

10.7+	Old COMSYS 2004 Management Incentive Plan (incorporated by reference to Exhibit 10.10 to the Form 10-K filed with the SEC on April 1, 2005).

10.8+	Separation Agreement dated January 24, 2005 between the Company and Tom Stafford (incorporated by reference to Exhibit 10.14 to the Form 10-K filed with the SEC on April 1, 2005).

10.9+	Amended and Restated Employment Agreement dated December 30, 2003, between COMSYS Information Technology Services, Inc. and Michael T. Willis (incorporated by reference to Exhibit 10.15 to the Form 10-K filed with the SEC on April 1, 2005).

10.10+	First Amendment dated November 28, 2005 to Amended and Restated Employment Agreement between COMSYS Information Technology Services, Inc. and Michael T. Willis (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 2, 2005).

10.11+	Resignation Agreement and Release dated February 2, 2006 between COMSYS Information Technology Services, Inc. and Michael T. Willis (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 3, 2006).

10.12+	Amended and Restated Employment Agreement dated December 9, 2005 between COMSYS IT Partners, Inc. and Joseph C. Tusa, Jr. (incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on December 14, 2005).

10.13+	Employment Agreement dated May 2, 2001 between COMSYS Information Technology Services, Inc. and Margaret G. Reed (incorporated by reference to Exhibit 10.17 to the Form 10-K filed with the SEC on April 1, 2005).

10.14+	First Amendment to Employment Agreement dated March 2, 2004 between COMSYS Information Technology Services, Inc. and Margaret G. Reed (incorporated by reference to Exhibit 10.18 to the Form 10-K filed with the SEC on April 1, 2005).

10.15+	Employment Agreement dated July 16, 2004 between COMSYS Information Technology Services, Inc. and David L. Kerr (incorporated by reference to Exhibit 10.19 to the Form 10-K filed with the SEC on April 1, 2005).

10.16+	Employment Agreement dated April 14, 2003 between Personnel Group of America, Inc. and Michael H. Barker (incorporated by reference to Exhibit 99.12 to the Form 8-K filed with the SEC on April 25, 2003).

10.17+	Amendment to Employment Agreement dated October 1, 2004 between COMSYS IT Partners, Inc. and Michael H. Barker (incorporated by reference to Exhibit 10.21 to the Form 10-K filed with the SEC on April 1, 2005).

Exhibit Number	Description
10.18**+	Employment Agreement dated as of January 3, 2006 between COMSYS IT Partners, Inc. and Ken R. Bramlett, Jr.

10.19+	Form of Indemnification Agreement between COMSYS IT Partners, Inc. and each of the Company’s directors and executive officers (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 4, 2005).

14.1	Code of Business Conducts and Ethics for COMSYS IT Partners, Inc. (incorporated by reference to Exhibit 14.1 to the Form 8-K filed with the SEC on May 4, 2005).

21.1**	List of Subsidiaries of the Company.

23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1**	Power of Attorney (included on signature page).

31.1**	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2**	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32**	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	This exhibit is substantially identical to Common Stock Purchase Warrants issued by the Company on the same date to each of Bank of America, N.A. and Bank One, N.A., and to Common Stock Purchase Warrants, reflecting a transfer of a portion of such Common Stock Purchase Warrants, issued by the Company (i) as of the same date to each of Inland Partners, L.P., Links Partners L.P., MatlinPatterson Global Opportunities Partners L.P. and R2 Investments, LDC and (ii) on August 6, 2003 to Mellon HBV SPV LLC.