Form 10-K/A
period 2006-01-01
COMSYS IT PARTNERS INC
filed 2006-05-01
CIK 948850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of July 1, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was $83,207,257. For the purpose of calculating this amount only, all stockholders with more than 10% of the total voting power, all directors and all executive officers have been treated as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant does not have any non-voting common stock. The number of shares of the registrant’s common stock outstanding as of April 25, 2006, was 18,755,437.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to amend Items 10, 11, 12, 13 and 14 of Part III of our Annual Report on Form 10-K for the fiscal year ended January 1, 2005, which we originally filed with the Securities and Exchange Commission, or the SEC, on March 17, 2006. Because our proxy statement will not be filed by May 1, 2006, the 120th day after the end of our last fiscal year, parts of the definitive proxy statement will not be incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of our Annual Report on Form10-K as originally intended. This Amendment also includes the information that would otherwise be required to be disclosed in a Current Report on Form 8-K, which is set forth under Item 9B of Part II hereof.

In addition, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we are including with this Amendment No. 1 on Form 10-K/A the certifications under Rule 13a-14(a) and Rule 13a-14(b) of the Exchange Act, which certifications have been re-executed by our Chief Executive Officer and Chief Financial Officer, respectively, as of the date of, and are refiled as part of, this Amendment No. 1 as Exhibits 31.1, 31.2 and 32. We have also corrected a typographical error contained in Exhibits 31.1 and 31.2 that were originally filed as part of our Annual Report on Form 10-K to insert in the lead-in to paragraph 4 the phrase “and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)),” which was inadvertently omitted from such exhibits.

This Amendment No. 1 does not reflect events occurring after the filing of our Annual Report on Form 10-K or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment No. 1, this Amendment No. 1 continues to speak as of the date of the Annual Report, and does not modify, amend or update in any way the financial statements or any other item or disclosures in our Annual Report on Form 10-K.

Unless otherwise indicated or the context otherwise requires, all references in this report to “COMSYS,” the “Company,” “us,” “our,” “our company” or “we” are to COMSYS IT Partners, Inc., a Delaware corporation formed in July 1995, and its consolidated subsidiaries. Except as otherwise specified, references to “Old COMSYS” are to COMSYS Holding, Inc., its subsidiaries and their respective predecessors prior to its merger with VTP, Inc., a wholly owned subsidiary of Venturi Partners, Inc., on September 30, 2004, which we refer to as the merger. Venturi Partners, Inc. was the surviving entity in the merger and changed its name to “COMSYS IT Partners, Inc.” Since former Old COMSYS stockholders owned a majority of our common stock upon consummation of the merger, Old COMSYS is deemed the acquirer of Venturi for accounting and financial reporting purposes. References to “Venturi” are to Venturi Partners, Inc., its subsidiaries and their respective predecessors prior to the merger, except those subsidiaries relating to Venturi’s commercial staffing business, which were sold on September 30, 2004.

PART II

ITEM 9B. OTHER INFORMATION

Nasdaq Marketplace Rule 4350(d)(2)(A) requires that the audit committee of any listed company be comprised of three directors who are independent under the Nasdaq listing standards. Our Audit Committee currently consists of two directors both of whom are independent under the Nasdaq listing standards, with one vacancy created by the resignation of Christopher R. Pechock from our Board. Under the Nasdaq listing standards, we have until the 2006 Annual Meeting of Stockholders to fill this vacancy, which we intend to do at that time. On May 1, 2006, we provided notice to Nasdaq regarding the vacancy on our Audit Committee and our intent to add a third independent director to our Audit Committee at the time of our 2006 Annual Meeting of Stockholders.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of April 27, 2006 regarding the directors and executive officers of COMSYS:

Name	Age	Position
Larry L. Enterline(1)	53	Chief Executive Officer and Director
Michael H. Barker	51	Executive Vice President—Field Operations
Ken R. Bramlett, Jr.(2)	46	Senior Vice President, General Counsel and Corporate Secretary
David L. Kerr	53	Senior Vice President—Corporate Development
Joseph C. Tusa, Jr.	47	Senior Vice President, Chief Financial Officer and Assistant Secretary
Frederick W. Eubank II(4)(6)	42	Director
Ted A. Gardner(3)(4)(6)	48	Director
Victor E. Mandel(5)	41	Director
Courtney R. McCarthy(3)	30	Director Nominee
Kevin M. McNamara(5)	50	Director
Arthur C. Roselle(4)	35	Director
Elias J. Sabo(4)(6)	35	Director

(1)	Mr. Enterline rejoined our company in February 2006, and replaced Michael T. Willis, who resigned as Chairman of the Board, Chief Executive Officer and President at that time.
(2)	Mr. Bramlett rejoined our company in January 2006, and replaced Margaret G. Reed, who resigned as Senior Vice President, General Counsel and Corporate Secretary at that time.
(3)	Mr. Gardner has advised us that he will not stand for reelection to our Board of Directors at the 2006 Annual Meeting of Stockholders. Our Governance and Nominating Committee has nominated Courtney R. McCarthy to serve as a director of our company and she is expected to replace Mr. Gardner on the Board following the 2006 Annual Meeting of Stockholders.
(4)	Member of Governance and Nominating Committee.
(5)	Member of Audit Committee.
(6)	Member of Compensation Committee.

Larry L. Enterline. Mr. Enterline was re-appointed as our Chief Executive Officer effective February 2, 2006. Mr. Enterline had previously served as our Chief Executive Officer from December 2000, when our company was known as Venturi Partners, Inc., until September 30, 2004, when we completed our merger with COMSYS Holding, Inc. He has served as a member of our Board since December 2000 and served as Chairman of the Board from December 2000 until the merger. Prior to joining our company, Mr. Enterline served in a number of senior management positions at Scientific-Atlanta, Inc. from 1989 to 2000, the last of which was Corporate Senior Vice President for Worldwide Sales and Service. He also held management positions in the marketing, sales, engineering and products areas with Bailey Controls Company and Reliance Electric Company from 1974 to 1989. Mr. Enterline also serves on the boards of directors of Raptor Networks Technology Inc., and Concurrent Computer Corporation.

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

Ken R. Bramlett, Jr. Mr. Bramlett was re-appointed as our Senior Vice President, General Counsel and Corporate Secretary effective January 3, 2006. Mr. Bramlett had previously served in a number of senior management positions with our company from 1996, when our company was known as Venturi Partners, Inc., until September 30, 2004, when we completed our merger with COMSYS Holding, Inc. His last position prior to the merger was Senior Vice President, General Counsel and Secretary. Prior to rejoining our company, Mr. Bramlett was a partner in the business law department of Kennedy Covington Lobdell & Hickman LLP, a Charlotte, North Carolina law firm, from March 2005 to December 2005. Mr. Bramlett also serves on the boards of directors of World Acceptance Corporation and Raptor Networks Technology, Inc.

David L. Kerr. Mr. Kerr has served as our Senior Vice President—Corporate Development since the completion of the merger in September 2004. Prior to the merger, Mr. Kerr had served as Senior Vice President—Corporate Development of Old COMSYS since July 2004. Mr. Kerr joined Old COMSYS in October 1999 and served as its Chief Financial Officer and a Senior Vice President until December 2001. Old COMSYS retained Mr. Kerr as an independent consultant from January 2002 to July 2004, during which time Old COMSYS sought his advice and counsel on a number of business matters related to the IT staffing industry including corporate development, mergers and acquisitions, divestitures, sales operations and financial transactions. Prior to joining Old COMSYS, Mr. Kerr was the Founder, Principal Officer, Shareholder and Managing Director of Omni Ventures LLC and Omni Securities LLC. Mr. Kerr was previously a partner with KPMG where he specialized in merger and acquisition transactions.

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

Frederick W. Eubank II. Mr. Eubank has served as a director since the completion of the merger in September 2004. Mr. Eubank joined Wachovia Capital Partners (formerly First Union Capital Partners), an affiliate of Wachovia Investors and Wachovia Corporation, in 1989 and currently serves as its Chief Investment Officer. Prior to joining Wachovia Capital Partners, Mr. Eubank was a member of Wachovia’s specialized industries group. Mr. Eubank earned his undergraduate degree from The Calloway School of Business at Wake Forest University and his M.B.A. from The Fuqua School of Business at Duke University. Mr. Eubank currently serves on the board of directors of CapitalSource Inc.

Ted A. Gardner. Mr. Gardner has served as a director since the completion of the merger in September 2004. He had served on the board of directors of Old COMSYS since 1999. Mr. Gardner has served as Managing Partner of Silverhawk Capital Partners since June 2005. Mr. Gardner served as a Managing Partner of Wachovia Capital Partners and a Senior Vice President of Wachovia from 1990 until 2003 and continues to be associated with Wachovia Investors in an advisory role. Previously, Mr. Gardner served as a Vice President of Kidder, Peabody & Company Incorporated in New York. Mr. Gardner currently serves on the boards of directors of Kinder Morgan, Inc. and Encore Acquisition Company.

Victor E. Mandel. Mr. Mandel has served as a director since April 2003. Since 2001, Mr. Mandel has served as founder and Managing Member of Criterion Capital Management, an investment company. From May 1999 to November 2000, Mr. Mandel was Executive Vice President-Finance and Development of Snyder Communications, Inc., with operating responsibility for its publicly traded division Circle.com. From June 1991 to May 1999, Mr. Mandel was a Vice President in the Investment Research department at Goldman Sachs & Co. covering emerging growth companies.

Courtney R. McCarthy. Our Governance and Nominating Committee has nominated Ms. McCarthy for election to the Board of Directors at the 2006 Annual Meeting. Ms. McCarthy has served as a Board observer since the completion of the merger in September 2004. Ms. McCarthy joined Wachovia Capital Partners in 2000, where she currently serves as a Vice President, focusing on the investment in the financial services and healthcare industries. From 1997 to 2000, Ms. McCarthy served as an associate and analyst in Wachovia’s Leveraged Capital Group where she focused on mezzanine and equity investments and on “one-stop” financings for leveraged transactions.

Kevin M. McNamara. Mr. McNamara has served as a director since the completion of the merger in September 2004. Since December 2004, Mr. McNamara has served as Chairman of the Board and Interim Chief Executive Officer of ProxyMed, Inc. He also currently serves as Chief Financial Officer of HCCA International, Inc., a healthcare management and recruitment company, and Newquest Holdings, Inc. From November 1999 until February 2001, Mr. McNamara served as Chief Executive Officer and a director of Private Business, Inc., a provider of electronic commerce solutions that help community banks provide accounts receivable financing to their small business customers. From 1996 to 1999, Mr. McNamara served as Senior Vice President and Chief Financial Officer of Envoy Corporation. Before joining Envoy, he served as president of NaBanco Merchant Services Corporation, then one of the world’s largest merchant credit card processors. Mr. McNamara holds a B.S. in Accounting from Virginia Commonwealth University and an M.B.A. from the University of Richmond and is a Certified Public Accountant. Mr. McNamara also serves on the boards of directors of ProxyMed, Inc. and Luminex Corporation.

Arthur C. Roselle. Mr. Roselle has served as a director since the completion of the merger in September 2004. Mr. Roselle joined Wachovia Capital Partners in 1999, where he currently serves as a Partner, and his investing efforts are focused on the growth industrial and business services industries. Prior to joining Wachovia Capital Partners, Mr. Roselle was an Executive Vice President of R-H Capital Partners, L.P. and Vice President of the Robinson-Humphrey Company. Mr. Roselle earned his undergraduate degree and a Master’s of Science degree in Mathematics from the University of Virginia. Mr. Roselle currently serves on the boards of directors of NEP Supershooters, NewWave Communications and Worldstrides Holdings.

Elias J. Sabo. Mr. Sabo has served as a director since April 2003. Since 1998, Mr. Sabo has served as a founding partner at The Compass Group International LLC. Prior to joining Compass, Mr. Sabo worked in the acquisition department for Colony Capital, a Los Angeles-based real estate private equity firm, from 1992 to 1996 and as a healthcare investment banker for CIBC World Markets (formerly Oppenheimer & Co.) from 1996 to 1998.

Our Board of Directors

Our Board of Directors currently has seven members. We began 2005 with nine directors, but one, Christopher R. Pechock, resigned during that year and a second, Michael T. Willis, our former Chief Executive Officer, resigned in early 2006. As a result the Board currently has two vacancies. In addition, one of our current directors, Mr. Gardner, has advised that he does not intend to stand for reelection to the Board at the 2006 Annual Meeting of Stockholders. Our Nominating and Governance Committee has nominated Courtney R. McCarthy to take Mr. Gardner’s seat. Ms. McCarthy’s biography is set forth above.

Our directors generally serve one-year terms from the time of their election until the next annual meeting of stockholders or until their successors are duly elected and qualified. In connection with the merger in September 2004, we entered into a voting agreement, which provided the parties with certain rights regarding the nominations of directors. The nomination procedure is set forth in our amended and restated bylaws, as amended, and is described in more detail below under “Nominating Process for Directors.”

Our Board of Directors has determined that Messrs. Eubank, Gardner, Mandel, McNamara, Roselle and Sabo, comprising the majority of our directors, are independent under the Nasdaq listing standards.

Committees of the Board of Directors

Our Board of Directors has the following committees:

Governance and Nominating Committee

Our Governance and Nominating Committee currently consists of Messrs. Eubank, Gardner, Roselle and Sabo, with one vacancy created by Mr. Pechock’s resignation. Our Board has determined that each current member of the Governance and Nominating Committee is independent for purposes of serving on such committee under the Nasdaq listing standards.

Audit Committee

Our Audit Committee currently consists of Messrs. Mandel and McNamara, with one vacancy created by Mr. Pechock’s resignation. Under the Nasdaq listing standards, we are required to fill this vacancy not later than the 2006 Annual Meeting of Stockholders, which we intend to do. Mr. McNamara serves as the Chairman of the Audit Committee. Our Board has determined that each current member of the Audit Committee is independent for purposes of serving on the Audit Committee under the Nasdaq listing standards and applicable federal law. Our Board has also determined that each current member of the Audit Committee is financially literate under the Nasdaq listing standards, and that at least one member, Mr. McNamara, is an audit committee financial expert as defined by the SEC.

Compensation Committee

Our Compensation Committee currently consists of Messrs. Eubank, Gardner and Sabo. Mr. Gardner serves as the Chairman of the Compensation Committee. Our Board has determined that each current member of the Compensation Committee is independent for purposes of serving on such committee under the Nasdaq listing standards.

Our Board has also determined that each current member of the Compensation Committee is an “outside director” in accordance with Section 162(m) of the Internal Revenue Code. Our Board has also determined that Messrs. Eubank, Gardner and Sabo currently qualify as “non-employee directors” in accordance with Rule 16b-3 of the Exchange Act.

Nominating Process for Directors

The Governance and Nominating Committee and Corporate Governance Policy

The Governance and Nominating Committee of our Board of Directors is currently comprised of four non-employee directors (one Group A directors and three Group B directors), all of whom have been determined by our Board to be independent under Nasdaq listing standards and our Corporate Governance Policy. We currently have one vacancy on the Governance and Nominating Committee created by Mr. Pechock’s resignation, who served on such committee as a Group A director. The general nominating process, and nominating procedures provided by our charter and bylaws, as well as the requirements of the voting agreement, are described in more detail below.

Subject to the provisions of our charter, bylaws and the voting agreement described below, the Governance and Nominating Committee identifies individuals who are qualified to become members of the Board and, on behalf of the Board, selects and recommends director candidates to be submitted for election at the Annual Meeting in accordance with our Corporate Governance Policy. Our Corporate Governance Policy outlines the criteria for Board membership. These criteria reflect the Board’s belief that all directors should have the highest personal and professional integrity and, as a general rule, should be persons who have demonstrated exceptional ability, diligence and judgment. In addition, the policy requires that at least a majority of the Board consist of independent directors. The Governance and Nominating Committee will also take into account the nature and time involved in an individual’s service on other boards (considering, among other factors, the specific board committees on which he or she sits) in evaluating the individual’s suitability for the Board. Directors should also be willing and able to devote the required amount of time to company business. The Governance and Nominating Committee has not developed or recommended to the Board any specific criteria for Board membership to complement these general criteria.

Our Charter and Bylaws

Our charter, which became effective on September 30, 2004 at the effective time of the merger, provides that for the first three years after the merger, directors may be nominated only pursuant to the voting agreement described below or in accordance with Section 3.2 of our bylaws, which also became effective upon the completion of the merger. Section 3.2 provides that nominations may be made:

•	on behalf of our Board by the Governance and Nominating Committee in accordance with Section 3.2;

•	pursuant to any agreement of ours under which a party has a contractual right to nominate a director; and

•	by any stockholder who is a stockholder as of the record date of any meeting who complies with the advance notice requirements of Section 3.2 of our bylaws, which stockholder nomination process is described in more detail under the heading “Nominations by Stockholders” set forth below.

Under Section 3.2 of our bylaws, during the first three years following the merger, the Governance and Nominating Committee is to consist of five directors who are independent directors eligible to serve on such Committee under applicable rules of Nasdaq (or if our common stock is not traded on Nasdaq, the principal securities exchange or market on which shares of our common stock are listed or approved for trading), which we refer to in this document as “independent directors.” If there are three or more Group B directors who are independent directors, then three of the five members of the Governance and Nominating Committee must be Group B directors. If there are fewer than three Group B directors who are independent directors, then the Governance and Nominating Committee will include the number of Group B directors who are independent directors. If there are two or more Group A directors who are independent directors, then two of the five members of the Governance and Nominating Committee must be Group A directors. If there is only one Group A director who is an independent director, then that Group A director will serve on the Governance and Nominating Committee. The Group B directors serving on the Governance and Nominating Committee will make up a subcommittee referred to as the “Group B subcommittee,” and the Group A directors serving on the Governance and Nominating Committee will make up a separate subcommittee referred to as the “Group A subcommittee.”

Section 3.2 of our bylaws gives the Group A subcommittee and the Group B subcommittee the right to recommend to the Governance and Nominating Committee a number of nominees, based on the size of the Board of Directors. However, the number of nominees that the Group B subcommittee is entitled to recommend for election at any annual meeting will be reduced by the number of nominees designated for election at that annual meeting under the voting agreement described below.

Subject to applicable fiduciary duties, the Governance and Nominating Committee will recommend to the stockholders the nominees recommended by the Group A subcommittee and the Group B subcommittee. Individuals recommended by the Group A subcommittee, if elected to the Board of Directors, are deemed to be Group A directors. Individuals recommended by the Group B subcommittee or designated as a nominee pursuant to the voting agreement described below, if elected to the Board of Directors, are deemed to be Group B directors.

The Group A subcommittee is delegated the exclusive authority to fill any vacancy caused by the death, resignation or removal of any Group A director and, subject to the limits on the number of nominees the Group A subcommittee can nominate based on the size of the Board of Directors, vacancies resulting from an increase in the size of the Board of Directors. The Group B subcommittee has the right to fill any vacancy caused by the death, resignation or removal of any Group B director and, subject to the limits on the number of nominees the Group B subcommittee can nominate based on the size of the Board of Directors, vacancies resulting from an increase in the size of the Board of Directors.

If either the Group A subcommittee or the Group B subcommittee fails to recommend the maximum number of nominees permitted or to fill any vacancy that it has the delegated authority to fill, the Governance and Nominating Committee may nominate the number of nominees or vacancies permitted to be recommended or filled by the applicable subcommittee but not recommended or filled by that subcommittee. In such a case, any director so nominated or elected by the Governance and Nominating Committee will not be deemed a Group A or Group B director and need not satisfy the qualification requirements for Group A or Group B directors discussed below.

Each of the Group A subcommittee and the Group B subcommittee is to be dissolved if for a period of 30 days there are no Group A directors or Group B directors, respectively, who are independent directors. Upon dissolution of any subcommittee, the Governance and Nominating Committee will have the authority to recommend nominees or elect directors to fill vacancies to the extent formerly delegated to that subcommittee, subject to any contractual right we have given to others to designate directors, including under the voting agreement described below.

The Group A subcommittee may not recommend a nominee or elect a director to fill a vacancy unless, after giving effect to the election of such person, there would be at least:

•	three Group A directors who are independent directors;

•	two Group A directors who would be considered “independent” for the purposes of serving on the Audit Committee of the Board of Directors under the rules of Nasdaq (or if our common stock is not traded on Nasdaq, the principal securities exchange or market on which our common stock is then listed or approved for trading) and who are willing to serve on the Audit Committee; and

•	one Group A director who is an “audit committee financial expert” as set forth in Item 401 of Regulation S-K of the SEC.

The Group B subcommittee may not recommend a nominee or elect a director to fill a vacancy unless, after giving effect to the election of such person, there would be at least three Group B directors who are independent directors or, if the size of the Board of Directors is 11, 12 or 13, four independent directors. One of the Group B directors must be considered “independent” for purposes of serving on the Audit Committee, as described above, and must be willing to serve on the Audit Committee.

Our bylaws also provide that Group B directors will constitute a majority of the Compensation Committee and such Committee will have at least one Group A director during the first three years after the merger.

Voting Agreement

At the effective time of the merger, Wachovia Investors, Inc. beneficially owned 47.3% of our outstanding common stock, MatlinPatterson Global Opportunities Partners, L.P. beneficially owned 9.4% of our outstanding common stock and Inland Partners, L.P. and Links Partners, L.P. collectively beneficially owned 9.5% of our outstanding common stock. Pursuant to the terms of the voting agreement entered into at the time of the merger with certain of our stockholders, Wachovia Investors has the right to recommend to the nominating committee of our Board four to six nominees to be elected to our Board, depending on the size of the Board, during the first three years after the merger. Each stockholder party to the voting agreement is required to vote its shares of our common stock in favor of such nominees. Although MatlinPatterson is not a party to the voting agreement, MatlinPatterson has separately agreed to vote all of its shares of our common stock in favor of the directors nominated by our Governance and Nominating Committee during the first three years after the merger. Certain parties to the voting agreement also have the conditional right to designate observers to attend meetings of our

Board of Directors. After the expiration of this three-year period, the stockholders that are parties to the voting agreement and owned more than 10% of our outstanding stock at the effective time of the merger will have the right to designate nominees for election to the Board if they then own 10% or more of our common stock.

Nominations by Stockholders

Our bylaws permit stockholders to nominate directors for election at an annual stockholders meeting whether or not such nominee is submitted to and evaluated by the Governance and Nominating Committee. To nominate a director using this process, the stockholder must follow procedures set forth in our bylaws. Those procedures require a stockholder to notify our corporate secretary of a proposed nominee not less than 90 days nor more than 120 days prior to the anniversary date of the immediately preceding Annual Meeting of Stockholders. Notwithstanding the foregoing, if the Annual Meeting is called for a date that is not within 45 days before or after such anniversary date, notice by the stockholder to be timely must be received (i) not less than 90 days before the meeting or 10 days following the day on which public announcement of the date of the annual meeting was first made by our company (ii) nor more than 120 days prior to the meeting. The notice to the corporate secretary should include the following:

•	The nominee’s name, age and business and residence addresses;

•	The nominee’s principal occupation or employment;

•	The class or series and number of shares of our capital stock, if any, owned beneficially or of record by the nominee;

•	The name and address of the stockholder as they appear on our books and the name and address of the beneficial owner, if any, on whose behalf the nomination is made;

•	The class or series and number of shares of our capital stock owned by the stockholder beneficially and of record;

•	A description of all arrangements or understandings among the stockholder, the beneficial owner, if any, on whose behalf the nomination is made, and the nominee;

•	A representation that the stockholder intends to appear in person or by proxy at the meeting to nominate the candidate specified in the notice; and

•	Any other information regarding the nominee, stockholder and the beneficial owner, if any, on whose behalf the nomination is made, that would be required to be included in a proxy statement relating to the election of directors.

Subject to the provisions of our charter, bylaws and the voting agreement discussed above, the Governance and Nominating Committee will consider director candidates recommended by stockholders. If a stockholder wishes to recommend a director for nomination by the Governance and Nominating Committee, the stockholder should follow the same procedures set forth above for nominations to be made directly by the stockholder. In addition, the stockholder should provide such other information as it may deem relevant to the Committee’s evaluation. Candidates recommended by our stockholders are evaluated on the same basis as candidates recommended by our directors, Chief Executive Officer, other executive officers, third party search firms or other sources. For more details regarding the nomination process, please refer to the voting agreements and our charter and bylaws, which are filed as Exhibits 2.4, 2.5, 3.1 and 3.2 to our Current Report on Form 8-K filed with the SEC on October 4, 2004, and our Corporate Governance Policy, which is posted on our website.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics designed to help directors and employees resolve ethical issues and to help us conduct our business in accordance with all applicable laws, rules and regulations and with the highest ethical standards. Our Code of Business Conduct and Ethics applies to all directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and all other executive officers. We also expect the consultants we retain to abide by our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics sets forth our policies with respect to public disclosure of company information, our financial statements and records, compliance with laws, rules and regulations, insider trading, conflicts of interest, corporate opportunities, fair dealing, confidentiality, equal employment opportunity and harassment, protection and proper use of our assets and employee complaint procedures. The Code of Business Conduct and Ethics is posted on our website at www.comsys.com under the “Corporate Governance” caption. Any amendment to, or a waiver from, a provision of our Code of Business Conduct and Ethics applying to our principal executive officer, principal accounting officer or controller (or persons performing similar functions) and requiring to be disclosed by the relevant rules and regulations of the SEC will be posted on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of the forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations of our officers and directors, all Section 16(a) reports for fiscal 2005 applicable to our officers and directors and such other persons were filed on a timely basis. An option grant to Michael H. Barker on September 30, 2004 was inadvertently reported late on a Form 4. His Form 4 reporting such transaction was filed with the SEC in February of 2006.

ITEM 11. EXECUTIVE COMPENSATION

The Compensation Committee of our Board of Directors is charged with administering our company’s executive compensation programs. Our Compensation Committee evaluates the performance, and based on such evaluation sets the compensation, of our Chief Executive Officer and other executive officers, and administers our equity compensation plans. Set forth below is the Compensation Committee’s report on its actions and policies with regard to the compensation of our Chief Executive Officer and our other executive officers generally for our fiscal year ended January 1, 2006.

Compensation Committee Report on Executive Compensation

General

The Compensation Committee is responsible for reviewing and approving the compensation plans for our executive officers. The Compensation Committee believes that compensation of executive officers should be fair to both the employee and the stockholders, externally competitive and designed to align the interests of executive officers with the interests of the stockholders. The compensation program for executive officers is designed to set compensation based on the attainment of financial and other performance objectives, to establish compensation levels that will enable us to attract and retain talented individuals and to motivate them to achieve our business objectives.

The compensation programs consist of three principal components. These components are (i) base salary, (ii) incentive bonus awards made under these officers’ employment agreements and incentive bonus plan and (iii) equity-based compensation.

Base Salary: To Attract and Retain Management Talent

Base salaries are designed to help attract and retain management talent. To ensure that salary ranges are competitive in the overall marketplace, salary ranges are periodically compared to the salaries paid for comparable positions by peers and with other companies of comparable size. Our general objective is to consider the sustained performance of our executive officers in establishing base salaries. Among the factors considered are length of service, individual performance, scope of responsibilities and successful management of administrative or financial functions or operating divisions. In addition, the Compensation Committee recognized the challenges of combining the companies in connection with the merger and the importance of efficient management of the combined company. The assessment of management performance focuses on both qualitative factors (such as leadership and management qualities) and quantitative factors (such as growth of revenues, operating earnings, cash flow, earnings per share and the containment of expenses).

The Chief Executive Officer historically has evaluated the overall performance of our executive officers, including those officers named in the Summary Compensation Table, and made recommendations for base salary adjustments to the Compensation Committee. Financial and business goals and objectives are typically discussed with key executives, and periodic meetings of key executives are held to discuss business strategies, financial and business performance, budgeting matters and strategic planning matters. An executive’s overall evaluation is a combination of a qualitative review by the chief executive officer and a review of the extent to which pre-established business and financial objectives have been obtained.

The following individuals served as our executive officers in 2005: (i) Michael T. Willis—Chief Executive Officer and President, (ii) Michael H. Barker—Executive Vice President—Field Operations, (iii) David L. Kerr—Senior Vice President—Corporate Development, (iv) Margaret G. Reed—Senior Vice President, General Counsel and Corporate Secretary, and (v) Joseph C. Tusa, Jr.—Senior Vice President—Chief Financial Officer and Assistant Secretary. Each such individual was and, except for Mr. Willis and Ms. Reed who resigned from their respective positions with our company at the beginning of 2006, continues to be party to an employment agreement with us. The base salaries for each of these individuals in 2005 were determined as provided in their respective employment agreements, subject to such annual increases as were determined by the Compensation Committee.

In connection with Mr. Willis’ and Ms. Reed’s resignations, their respective employment agreements were terminated. Mr. Willis entered into a resignation agreement and release with us, which is described, along with Ms. Reed’s severance payments, under the “Severance Agreements” caption below. Larry L. Enterline, our Chief Executive Officer prior to the merger, was reappointed as our Chief Executive Officer, to replace Mr. Willis, and Ken R. Bramlett, Jr., our General Counsel prior to the merger, was reappointed as our Senior Vice President, General Counsel and Corporate Secretary, to replace Ms. Reed. On February 9, 2006, the Compensation Committee approved a $500,000 annual base salary for Mr. Enterline and intends to determine other material terms of his compensation in the near future. In January 2006, we also entered into an employment agreement with Mr. Bramlett. The terms of each employment agreement are described in more detail under the caption “Employment Agreements” below.

Incentive Bonus Awards: To Reward Excellent Year-to-Year Performance

The Compensation Committee believes that annual bonuses motivate executives and reward them for good performance. Historically, our Chief Executive Officer and other executive officers were eligible to earn annual incentive bonuses under their employment agreements and the incentive bonus plan. Annual incentive bonuses were linked to the achievement of certain financial goals established by the Compensation Committee in the annual incentive plan.

Under the COMSYS 2005 Annual Incentive Plan, our Chief Executive Officer and other executive officers were eligible to receive an annual bonus based on our achievement of EBITDA targets approved by the Compensation Committee. The plan set forth the bonus targets for the Chief Executive Officer and each other executive officer and specified the percentage of bonus targets payable to such executives upon achieving specified EBITDA targets.

As discussed below under the heading “Employment Agreements,” Mr. Willis was eligible for an annual bonus ranging from 40% to 200% of the annual bonus target (set at $250,000 for 2005) based upon the achievement of EBITDA targets established by the Compensation Committee. Mr. Tusa, Mr. Kerr and Ms. Reed were each eligible for an annual bonus, ranging from 50% to 200% of one-half of such executive’s annual base salary, also referred to as their bonus target, based upon the achievement of EBITDA targets established by the Compensation Committee. Except for Mr. Willis, each additional 5% incremental increase over the maximum established EBITDA target would have resulted in an additional 5% incremental increase in the bonus target for these executives. No incentive was provided in any event unless a minimum of 90% of the EBITDA plan was achieved.

Mr. Barker’s incentive bonus for 2005 was specified in the amendment to his employment agreement, which was executed in connection with the merger and is discussed in more detail under the “Employment Agreements” caption below. It was the higher of (i) an amount based on the same formula and EBITDA targets used for Mr. Tusa, Mr. Kerr and Ms. Reed in 2005 and (ii) $100,000.

Due in part to the circumstances associated with the merger, our company did not meet the EBITDA targets established by the Compensation Committee for fiscal 2005. Mr. Barker earned the $100,000 minimum incentive provided in his employment agreement, but at the Compensation Committee’s request Mr. Barker agreed to accept 12,500 restricted shares of our common stock in lieu thereof. See “—Summary Compensation Table.” Neither Mr. Willis nor Ms. Reed received bonuses for their performance in 2005, and, under the terms of the 2005 Annual Incentive Plan and/or their respective employment agreements, no other executive officers are entitled to receive bonuses for 2005. See “—Summary Compensation Table.” Notwithstanding the foregoing, the Committee believes that the substantial completion of the merger integration in 2005, the completion of several refinancing transactions and the completion of our public equity offering in December were significant achievements for our company in 2005 and will consider whether to award discretionary bonuses consisting of grants of restricted stock to Mr. Tusa and Mr. Kerr at its May 2006 meeting.

Equity Based Compensation: To Promote Long Term Growth and Stockholder Value

One of the Compensation Committee’s goals is to include equity-based compensation as a meaningful portion of our executive officers’ compensation generally. Through the granting of equity awards, we seek to align the interests of executive officers more closely with those of our stockholders by motivating and rewarding actions that lead to long-term value creation for stockholders. In addition, we recognize that equity awards are a necessary part of a competitive compensation program, which, as discussed above, is designed to attract and retain qualified executives.

In 2004, prior to the merger, we rewarded our executive officers with discretionary compensation awards in the form of incentive stock options and non-qualified stock options granted under our 2003 Equity Incentive Plan, which replaced our 1995 Equity Participation Plan. Our 1995 Equity Participation Plan was terminated in connection with our financial restructuring in 2003, and most of our employees and directors forfeited their options issued under that plan. In 2004, options to purchase 100,000 shares of our common stock were granted to Mr. Barker under our 2003 Equity Incentive Plan following the completion of the merger. Options granted prior to the merger (other than options granted in lieu of cash bonuses) generally vested over a four-year period in order to encourage the executives and other key employees receiving them to remain in our employ and to foster a long-term perspective. However, options granted to the executives prior to the merger became fully vested and immediately exercisable at the effective time of the merger.

Equity compensation for Mr. Willis and other executive officers formerly with Old COMSYS in 2004 consisted of awards under the Old COMSYS 2004 Management Incentive Plan. In connection with the merger, the shares of Old COMSYS’ Class D Preferred Stock awarded under the Old COMSYS 2004 Management Incentive Plan and outstanding immediately prior to the effective time of the merger were cancelled and converted automatically into the right to receive an aggregate of 1,405,844 shares of our common stock subject to vesting and certain other restrictions. Approximately 2% of such shares were placed in escrow to secure certain obligations under the merger agreement. Mr. Willis, Mr. Tusa, Mr. Kerr and Ms. Reed received 688,864, 182,760, 182,760 and 168,701 shares of common stock, respectively, of which 13,785, 3,657, 3,657 and 3,376 shares, respectively, were placed in escrow as described above. As of January 1, 2006, 55.56% of these restricted shares had vested.

In connection with the merger, our Board adopted the 2004 Stock Incentive Plan, which was approved by our stockholders on September 27, 2004 and became effective as of September 30, 2004. Because of the size of the 2004 grants, our Compensation Committee approved no additional grants of equity compensation to our executive officers in 2005.

Section 162(m) of the Internal Revenue Code

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction to public companies for compensation of more than $1 million paid in any year (not including amounts deferred) to a corporation’s Chief Executive Officer and the four other most highly compensated executive officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Compensation Committee’s general policy is to structure long-term and incentive compensation programs to preserve the tax deductibility of compensation paid to our executive officers including under the executive incentive plan. However, base salaries and other non-performance based compensation as defined in Section 162(m) in excess of $1 million paid to these executive officers in any year would not qualify for deductibility under Section 162(m).

THE COMPENSATION COMMITTEE

Ted A. Gardner, Chairman

Frederick W. Eubank II

Elias J. Sabo

The Compensation Committee Report and the disclosure regarding the independence of the members of the Compensation Committee should not be deemed to be “soliciting material” or to be “filed” with the SEC nor deemed incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into the filing.

Director Compensation

Directors who are employed by us or our principal stockholders receive no additional compensation for serving on our Board of Directors. We refer to our directors who are neither employed by us nor by our principal stockholders as outside directors. Compensation for our outside directors consists of equity and cash as described below. Our outside directors currently are Ted A. Gardner, Victor E. Mandel and Kevin M. McNamara.

Equity Compensation

Outside directors who join our Board of Directors receive stock options to purchase 6,000 shares of our common stock on the date they join the Board at an exercise price determined on such date, and subsequent annual option grants of 3,000 shares of our common stock on the date of each annual meeting of stockholders, commencing with the 2006 Annual Meeting. Our outside directors may elect to receive restricted stock in lieu of stock options.

Cash Compensation

We also pay our outside directors an annual retainer of $25,000, plus fees of $2,000 per meeting of the Board of Directors attended in person and $1,000 per meeting of the Board attended by telephone or other electronic means. All directors are also entitled to reimbursement of expenses. Outside directors serving in specified committee positions also receive the following additional annual retainers:

Chairman of the Audit Committee	$10,000
Chairman of the Compensation Committee	$5,000

Each committee member receives $2,000 for each meeting of a committee of the Board attended in person and $1,000 for each meeting of a committee of the Board attended by telephone or other electronic means.

Our outside director fees are payable in cash or, at the election of each director, which is made on an annual basis, in shares of restricted stock determined by the current market price of the stock at the time of each cash payment.

Compensation Committee Interlocks and Insider Participation

No current member of our Compensation Committee has ever been an officer or employee of ours. None of our executive officers serves, or has served during the past fiscal year, as a member of the board of directors or compensation committee of any other company that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Liability Insurance and Indemnification Agreements

We provide liability insurance for our current directors and officers, and, pursuant to the merger agreement, maintain liability insurance for actions of both our and Old COMSYS’ former officers and directors that took place prior to the merger. We also have contractual indemnification arrangements with our directors and officers under which we agree, in certain circumstances, to compensate them for costs and liabilities incurred in actions brought against them while acting as directors or officers of our company.

Compensation Tables

SUMMARY COMPENSATION TABLE

The following table provides information concerning total compensation earned for our Chief Executive Officer during fiscal 2005 and the four other most highly paid executive officers of our company.

						Long-Term Compensation
		Annual Compensation				Awards			Payouts
Name and Principal Position	Year	Salary	Bonus(1)		Other Annual Compensation	Restricted Stock Award		Shares Underlying Options/SARs Granted	Long- Term Incentive Payout		All Other Compensation
Michael T. Willis(2)(3)	2005	$478,125	$—		$—	—		—		$—	$33,389	(4)
Chief Executive Officer,	2004	100,079	200,000		—	—	(5)	—		—	6,991	(4)
President and Chairman of	2003	—	—		—	—		—		—	—
the Board of Directors

Michael H. Barker(6)	2005	$312,000		$(7)	$—	12,500	(7)	—		$—	$19,863	(8)
Executive Vice President—	2004	260,200	280,000		—	—		100,000		—	15,100	(8)
Field Operations	2003	240,000	21,600		—	—		90,000		—	24,000	(8)

Joseph C. Tusa, Jr.(2)	2005	$293,583	$115,000	(9)(10)	$—	—	(10)		$		$5,611	(11)
Senior Vice President,	2004	71,625	—		—	—	(5)	—		—	581	(12)
Chief Financial Officer	2003	—	—		—	—		—		—	—
and Assistant Secretary

David L. Kerr(2)	2005	$281,800	$—	(10)	$—	—	(10)		$		$6,240	(12)
Senior Vice President—	2004	68,750	100,000		—	—	(5)	—		—	1,550	(12)
Corporate Development	2003	—	—		—	—		—		—	—

Margaret G. Reed(2)(13)	2005	$254,392	$—		$—	—		—		$—	$6,851	(12)
Senior Vice President,	2004	62,500	150,000		—	—	(5)	—		—	796	(12)
General Counsel and	2003	—	—		—	—		—		—	—
Corporate Secretary

(1)	Except as provided in a separate footnote, bonus amounts include bonuses earned in the fiscal year specified in the table and do not include bonuses paid in such year, but earned in the preceding year.
(2)	Mr. Willis, Mr. Tusa, Mr. Kerr and Ms. Reed were appointed as executive officers of our company in September 2004 in connection with the merger, and information with respect to their 2004 compensation is provided beginning September 30, 2004.
(3)	Mr. Willis resigned from his employment with our company and from our Board in February 2006. See “—Severance Agreements.”
(4)	Includes an auto allowance and reimbursements for health benefits and country club dues in the years presented (except that the 2004 amount was for the period from September 30, 2004 through the end of fiscal 2004). The amount for 2005 also includes a matching contribution to the applicable 401(k) plan of $1,338.
(5)	Excludes shares of Old COMSYS’ Class D Preferred Stock awarded under the Old COMSYS 2004 Management Incentive Plan. In connection with the merger, each share of Old COMSYS’ Class D Preferred Stock awarded under the management incentive plan and outstanding immediately prior to the effective time of the merger was cancelled and converted automatically into the right to receive 1,405,844 shares of our common stock subject to vesting and certain other restrictions, of which approximately 2% was placed in escrow to secure certain obligations under the merger agreement. Mr. Willis, Mr. Tusa, Mr. Kerr and Mr. Reed received 688,864, 182,760, 182,760 and 168,701 restricted shares, respectively, of which 13,785, 3,657, 3,657 and 3,376 shares, respectively, were placed in escrow as described above. As of January 1, 2006, 55.56% of these restricted shares had vested.
(6)	Mr. Barker served as President of our Division Operations prior to the merger and was appointed to serve as our Executive Vice President—Field Operations in September 2004 in connection with the merger.
(7)	Mr. Barker was contractually entitled to a bonus of not less than $100,000 for his performance in 2005. At the Compensation Committee’s request Mr. Barker agreed to accept 12,500 restricted shares of our common stock in lieu thereof. These shares vest at the rate of 33 1/3% each year over the three-year period beginning on the grant date.
(8)	Includes an auto allowance and reimbursements for country club dues in the years presented and, for 2003 only, an allocation to our non-qualified profit sharing plan for Mr. Barker of $9,840. These amounts exclude $91,765 paid to Mr. Barker in 2004 in connection with the termination of our non-qualified profit sharing plan. See “Benefit Plans—Non-Qualified Profit Sharing Plan.” The amount for 2005 also includes a matching contribution to the applicable 401(k) plan of $3,083.
(9)	Mr. Tusa received a special bonus of $115,000 in 2005 under a bonus plan established by the Compensation Committee in connection with the integration of Old COMSYS and Venturi.
(10)	The Compensation Committee will consider whether to award discretionary bonuses consisting of grants of restricted stock to Mr. Tusa and Mr. Kerr for their performance in 2005 at its May 2006 meeting.
(11)	Includes an auto allowance for a portion of the month of December (after the execution of Mr. Tusa’s new employment agreement), reimbursement of club dues and a matching contribution to the applicable 401(k) plan of $3,083.
(12)	Includes reimbursement of club dues. For Ms. Reed, the amount for 2005 also includes a matching contribution to the applicable 401(k) plan of $3,083.
(13)	Ms. Reed resigned from all positions she held with our company in January 2006. See “—Severance Agreements.”

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No equity awards were made to the named executive officers during fiscal 2005.

AGGREGATED OPTION EXERCISES IN LAST

FISCAL YEAR AND YEAR-END OPTION VALUES

The following table provides certain information concerning option exercises and unexercised options held as of December 30, 2005.

Name	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at January 1, 2006		Value of Unexercised In-the-Money Options at January 1, 2006
			Exercisable	Unexercisable	Exercisable	Unexercisable
Michael T. Willis	—	$—	—	—	$—	$—
Michael H. Barker	—	$—	106,667	83,333	$236,668	$208,333
Joseph C. Tusa, Jr.	—	$—	—	—	$—	$—
David L. Kerr	—	$—	—	—	$—	$—
Margaret G. Reed	—	$—	—	—	$—	$—

Employment Agreements

Michael H. Barker, who remained with us following the merger as our Executive Vice President—Field Operations, has an employment agreement with us dated as of April 13, 2003. This employment agreement provides for an annual base salary of $320,000, which may be adjusted as determined by the Compensation Committee. Mr. Barker is eligible to participate in the Old COMSYS 2004 Annual Incentive Plan. Under this incentive plan, Mr. Barker is eligible for an annual bonus, ranging from 50% to 200% of one-half of such executive’s annual base salary, also referred to as the bonus target, based upon the achievement of certain EBITDA targets established by the Compensation Committee. Each additional 5% incremental increase over the maximum established EBITDA target will result in an additional 5% incremental increase in the bonus target. No incentive is provided unless a minimum of 90% of the EBITDA plan is achieved.

For 2005, Mr. Barker was entitled to receive a minimum performance bonus of $100,000 under an amendment to his employment agreement that was executed in connection with the closing of the merger. At the Compensation Committee’s request Mr. Barker agreed to accept 12,500 restricted shares of our common stock in lieu thereof. These shares vest at the rate of 33 1/3% each year over the three-year period beginning on the grant date.

The employment agreement with Mr. Barker provides for severance equal to one year of his base salary and a pro rata bonus upon termination (including non-renewal) without cause. The employment agreement also includes a restriction on competition for a period of two years following termination of Mr. Barker’s employment.

Joseph C. Tusa, Jr. has an amended and restated employment agreement with us dated as of December 9, 2005. This employment agreement provides for an annual base salary of $296,500, which may be adjusted as determined by the Compensation Committee. Mr. Tusa is eligible to participate in the incentive bonus plan provided to similarly situated executives. Under the incentive plan, Mr. Tusa is eligible for an annual bonus, ranging from 50% to 200% of one-half of his annual base salary, also referred to as the bonus target, based upon the achievement of certain EBITDA targets established by the Compensation Committee. Each additional 5% incremental increase over the maximum established EBITDA target will result in an additional 5% incremental increase in the bonus target. No incentive is provided unless a minimum of 90% of the EBITDA plan is achieved. In the event that we do not renew Mr. Tusa’s employment agreement, he is terminated other than for cause, he resigns for good reason, or his employment is terminated due to death or disability, Mr. Tusa will receive severance equal to 150% of his base compensation, plus an amount equal to the average bonus earned by Mr. Tusa for the two years prior his termination, payable in a lump sum or, in certain circumstances, over a 24-month period. Mr. Tusa would also be entitled to receive continued insurance and benefits for a 24 month period following such a termination. Also under the terms of the agreement, in the event of a change of control of our company, Mr. Tusa would be entitled to receive an additional severance benefit of 50% of his base compensation. The agreement includes a restriction on competition for a period of two years following termination of Mr. Tusa’s employment.

David L. Kerr has an employment agreement with COMSYS Information Technology Services, Inc., dated as of July 16, 2004. This employment agreement provides for an annual base salary of $284,600, which may be adjusted as determined by the Compensation Committee. Mr. Kerr is eligible to participate in the incentive bonus plan provided to similarly situated executives. Under the incentive plan, Mr. Kerr is eligible for an annual bonus, ranging from 50% to 200% of one-half of such executive’s annual base salary, also referred to as the bonus target, based upon the achievement of certain EBITDA targets established by the Compensation Committee. Each additional 5% incremental increase over the maximum established EBITDA target will result in an additional 5% incremental increase in the bonus target. No incentive is provided unless a minimum of 90% of the EBITDA plan is achieved. Mr. Kerr’s agreement provides for severance equal to one year’s base compensation, provided that the executive is terminated without cause. Each agreement includes a restriction on competition for a period of two years following termination of the executive’s employment.

Ken R. Bramlett has an employment agreement with us, dated as of January 3, 2006. The employment agreement provides for an annual base salary of $270,000, which may be adjusted as determined by the Compensation Committee. Mr. Bramlett is eligible to participate in the incentive bonus plan provided to similarly situated executives. Under the incentive plan, Mr. Bramlett is eligible for an annual bonus, ranging from 50% to 200% of one-half of his annual base salary, also referred to as the bonus target, based upon the achievement of certain EBITDA targets established by the Compensation Committee. Each additional 5% incremental increase over the maximum established EBITDA target will result in an additional 5% incremental increase in the bonus target. No incentive is provided unless a minimum of 90% of the EBITDA plan is achieved. In the event that we do not renew Mr. Bramlett’s employment agreement, he is terminated other than for cause, he resigns for good reason, or his employment is terminated due to death or disability, Mr. Bramlett will receive severance equal to 150% of his base salary, plus an amount equal to the average bonus earned by Mr. Bramlett for the two years prior his termination, payable in a lump sum or, in certain circumstances, over a 24 month period. Mr. Bramlett would also be entitled to receive continued insurance and benefits for a 24 month period following such a termination. Under the terms of the agreement, in the event of a change of control of our company, Mr. Bramlett would be entitled to receive an additional severance benefit of 50% of his base salary. The agreement includes a restriction on competition for a period of two years following termination of Mr. Bramlett’s employment. In connection with his employment Mr. Bramlett also received options to purchase an aggregate of 66,000 shares of our common stock at an exercise price of $11.05 per share. One-third of these options vests on each anniversary of the date of grant, with all such options fully vesting on January 3, 2009.

Severance Agreements

In connection with Michael T. Willis’ resignation, we entered into a resignation agreement and release, dated as of February 2, 2006, with Mr. Willis in which he, among other things, agreed to provide certain consulting services to us until April 30, 2006 and we agreed to make the following cash payments to Mr. Willis:

•	$1,000,000 of severance, half of which was paid in February 2006 with the balance to be paid thereafter in 48 equal installments over a two-year period. In addition;

•	An additional one time severance payment of $150,000 on December 31, 2006; and

•	Fees for Mr. Willis’ consulting services of $105,000, payable on July 31, 2006.

We also agreed to provide Mr. Willis an expense allowance of $100,000 to reimburse him for his expenses associated with his resignation, which amount is being paid in arrears in monthly payments of $8,250 commencing February 28, 2006. We also agreed to reimburse the cost of Mr. Willis’ health insurance coverage, in an amount not to exceed $1,000 per month, until the earlier of (a) his 65th birthday and (b) the date he becomes eligible for medical insurance coverage under a new or subsequent employer’s plan.

The resignation agreement provides that in addition to the 282,703 vested shares of common stock that Mr. Willis currently holds under our Old COMSYS 2004 Management Incentive Plan, an additional 204,109 shares of restricted common stock held by Mr. Willis will vest if, and only if, the average closing price for our common stock over any consecutive 30-day period ending on or before December 31, 2006 equals or exceeds $18.67 per share, as adjusted for any stock splits, stock dividends or combination of shares.

Under the resignation agreement, Mr. Willis released us, our subsidiaries and affiliates and certain others from any and all claims he may have against us or them up to the date of his resignation. Although the resignation agreement superseded and canceled all prior agreements with Mr. Willis with respect to the subject matter, Mr. Willis will remain subject to certain non-solicitation and non-disclosure obligations although he will not be subject to certain non-competition restrictions. In the event that Mr. Willis materially violates any of the provisions of the resignation agreement, he will forfeit all unpaid cash payments described above.

In connection with the execution of the Resignation Agreement, Wachovia Investors, Inc., our largest stockholder with beneficial ownership of 39.0% of our outstanding common stock, agreed to amend the terms of a $1.0 million note made by Mr. Willis and held by Wachovia. The amendment, among other things, reduced the interest rate on the note from a variable floating rate to 5%, extended the maturity date from December 31, 2006 to December 31, 2010, and provided for various repayment options, including discounts and forgiveness of certain payment obligations under specified circumstances.

Margaret G. Reed, our former general counsel, resigned in January 2006. Subject to Ms. Reed’s execution of a release agreement, Ms. Reed is entitled to severance payments totaling $256,000 and to certain other specified benefits. Also subject to the execution of such release, our Compensation Committee approved the payment of additional severance in the amount of $100,000 to Ms. Reed. Ms. Reed’s unvested restricted shares were repurchased by us in the amount of Ms. Reed’s original investment.

Description of Benefit Plans

2004 Stock Incentive Plan

In connection with the merger, our Board of Directors adopted the 2004 Stock Incentive Plan, which was approved by our stockholders on September 27, 2004 and became effective as of the effective time of the merger. As of April 2, 2006, options to purchase 587,167 shares of our common stock were outstanding and 17,500 shares of our restricted stock were granted under the 2004 Stock Incentive Plan. As of April 2, 2006, 545,009 shares of our common stock remain authorized for issuance and are reserved for future grants under this plan. The weighted average exercise price of the options outstanding under this plan is $9.64 per share. No awards were granted to the named executive officers under the 2004 Stock Incentive Plan in 2005.

2003 Equity Incentive Plan

Our 2003 Equity Incentive Plan was approved by our stockholders on July 24, 2003. As of April 2, 2006, options to purchase 643,400 shares of our common stock with a weighted average exercise price of $8.94 were outstanding under our 2003 Equity Incentive Plan and 18,735 shares of our common stock were available for future grants under our 2003 Equity Incentive Plan. No awards were granted to the named executive officers under the 2003 Equity Incentive Plan in 2005.

1995 Equity Participation Plan

Our 1995 Equity Participation Plan was terminated in connection with our financial restructuring in 2003, and most of our employees and directors forfeited their options issued under that plan. As of April 2, 2006, options to purchase 2,836 shares of our common stock were outstanding under the 1995 Equity Participation Plan. The weighted average exercise price of these options is $232.95.

Old COMSYS 2004 Annual Incentive Plan

Under the Old COMSYS 2004 Annual Incentive Plan, our Chief Executive Officer and other executive officers were eligible to receive an annual bonus based on the achievement of EBITDA targets approved by the Compensation Committee. The plan sets forth the bonus targets for the Chief Executive Officer and each other executive officer and specifies the percentage of bonus targets payable to such executives upon achieving specified EBITDA targets. As provided in his employment agreement, Mr. Willis, our CEO in 2005, was eligible for a bonus in 2005 ranging from 40% to 200% of the annual bonus target (set at $250,000 for 2005) based upon the achievement of EBITDA targets established by the Compensation Committee. Mr. Tusa and Mr. Kerr and Ms. Reed, our General Counsel in 2005, were each eligible for an annual bonus, ranging from 50% to 200% of one-half of such executive’s annual base salary, also referred to as their bonus target, based upon the achievement of EBITDA targets established by the Compensation Committee. Except for Mr. Willis, each additional 5% incremental increase over the maximum established EBITDA target would have resulted in an additional 5% incremental increase in the bonus target for these executives. No incentive bonus would have been provided unless a minimum of 90% of the EBITDA plan was achieved. The EBITDA target for 2005 was not achieved, and as a result no bonuses were paid to the named executive officers under the Old COMSYS 2004 Annual Incentive Plan for 2005 performance.

Old COMSYS 2004 Management Incentive Plan

Effective January 1, 2004, Old COMSYS adopted the 2004 Management Incentive Plan. The plan was structured as a stock issuance program under which eligible employees were awarded shares of Old COMSYS nonvoting Class D Preferred Stock (liquidation value $1,000). Dividends on the Class D Preferred Stock were payable in an amount equal to 17.647% of dividends Old COMSYS declared and paid on its common or any other series of its preferred stock. The Class D Preferred Stock was redeemable at the rate of 17.647% of the redemption price paid to the holders of Old COMSYS’ Class C, B or A Preferred Stock. Effective July 1, 2004, 1,000 shares of Old COMSYS Class D Preferred Stock were issued under the management incentive plan. At the effective time of the merger, these shares were exchanged for a total of 1,405,844 restricted shares of our common stock. Approximately one-third of these shares were vested at the closing of the merger. An additional 22.2% of these shares had vested by January 1, 2006. Of the remaining unvested shares, 11.1% vests on December 31, 2006 and 33.3% were scheduled to vest in equal annual installments if specified earnings targets were met for fiscal years 2004, 2005 and 2006. Although the earnings target was not met for 2004 or 2005, these restricted shares remain subject to vesting as described below.

Upon the occurrence of certain events, including the sale or transfer of more than 50% of our assets, a merger or consolidation in which we are not the surviving corporation, the liquidation or dissolution of our company, a “change in ownership” (as defined in the plan) or the completion of an equity offering resulting in gross proceeds of $35.0 million, referred to as the qualified offering, all outstanding shares of restricted stock will immediately vest in full, other than the 33.3% of the shares for which vesting is subject to the satisfaction of the annual earnings targets. The shares subject to specified earnings targets are also subject to immediate vesting, however, if the aggregate value of the securities issued in the merger to the stockholders of Old COMSYS exceed $175 million over a 30-day period beginning after the qualified offering and ending on or prior to December 31, 2006.

401(k) Plans

We maintain the COMSYS 401(k) Plan covering eligible employees of our company and its subsidiaries, as defined in the plan document. This plan is a voluntary defined contribution profit-sharing plan. Participating employees can elect to defer and contribute a percentage of their compensation to the applicable plan, not to exceed the dollar limit set by the Internal Revenue Code. The maximum deferral amount is 50% and we match 25% of each employee’s eligible contribution up to a maximum of the first 6% of each employee’s compensation. Matching contributions vest after three years of service. We contributed $1.1 million of matching contributions in the aggregate to this plan in fiscal 2005.

We also maintain the Venturi Partners, Inc. 401(k) Plan. Beginning January 1, 2005, no new contributions were permitted under this plan, which covered eligible employees of both Venturi Staffing Partners, Inc. and executive officers of Venturi Partners, Inc. prior to the merger. We are in the process of terminating this plan. Participating employees were allowed to elect to defer and contribute a percentage of their compensation to the plan, not to exceed the dollar limit set by the Internal Revenue Code, and the maximum deferral amount was 75%. Venturi suspended the matching program in 2003.

During 1999, we established a Supplemental Employee Retirement Plan, or the SERP, for our then chief executive officer. When this officer retired in February 2000, the annual benefit payable under the SERP was fixed at $150,000. As of January 1, 2006, approximately $1,191,757 million had been accrued under the SERP.

Stock Performance Graph

The following graph compares the cumulative total return on our common stock for the five fiscal years ended January 1, 2006 with the cumulative total return of the S&P 400 Index and a peer group index we selected. Our current peer group consists of six public companies that specialize in providing IT and other staffing services in the United States. All cumulative returns assume the investment of $100 in each of our common stock, the S&P 400 Index, and our peer group index on December 29, 2000, the last trading day before January 1, 2001, the beginning of our fifth preceding fiscal year, and assume the reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG COMSYS IT PARTNERS, INC.,

THE S&P MIDCAP 400 INDEX AND A PEER GROUP

	12/29/00	12/30/01	12/29/02	12/28/03	1/2/05	1/2/06
COMSYS IT Partners, Inc.	100.00	52.15	8.59	26.10	23.70	26.19
S & P Midcap 400 Index	100.00	99.39	84.97	115.24	134.23	151.08
Peer Group(1)	100.00	129.72	105.64	163.44	172.60	194.10

(1)	The following companies currently comprise our peer group: Spherion Corp., MPS Group, Inc., Kforce Inc., Computer Horizons Corp., Analysts International Corporation and CDI Corp.

The Stock Performance Graph and the related information should not be deemed to be “soliciting material” or to be “filed” with the SEC nor deemed incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into the filing.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

We currently have options outstanding under the 1995 Equity Participation Plan, the 2003 Equity Incentive Plan and the 2004 Stock Incentive Plan. Each of these plans was approved by our stockholders. The 1995 Equity Participation Plan was terminated in connection with our financial restructuring in 2003. The following table provides information about the common stock that may be issued under these plans as of January 1, 2006:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants(1)	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders(2)	916,780	$9.51	758,404
Equity compensation plans not approved by security holders	None	None	None

Total	916,780	$9.51	758,404

(1)	No warrants were outstanding under these plans as of January 1, 2006.
(2)	Does not include options to purchase 56 shares of our common stock outstanding under the Old COMSYS 1999 Stock Option Plan. The 1999 Stock Option Plan was terminated in connection with the merger. At the effective time of the merger, each option to acquire shares of Old COMSYS common stock that was outstanding under the Old COMSYS 1999 Stock Option Plan immediately prior to the effective time of the merger remained outstanding and became exercisable for shares of our common stock at the rate of 0.0001 of a share for each share of Old COMSYS common stock, and the exercise price per share was adjusted in accordance with the conversion ratio referenced above to $20,000 per share.

Beneficial Ownership

The following table sets forth certain information regarding the beneficial ownership as of April 2, 2006 of shares of our common stock by each person or entity known to us to be a beneficial owner of 5% or more of our common stock.

MAJOR STOCKHOLDERS TABLE

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number		Percent(1)
Wachovia Investors, Inc.	7,310,395	(2)	39.0%
301 South College Street, 12th Floor Charlotte, North Carolina 28288

Links Partners, L.P. and Inland Partners, L.P. et. al	1,569,576	(3)	8.3%
61 Wilton Avenue, 2nd Floor Westport, Connecticut 06880

MatlinPatterson Global Opportunities Partners L.P., MatlinPatterson Global Opportunities B L.P. and MatlinPatterson Global Opportunities Partners (Bermuda) L.P., et. al	1,458,499	(4)	7.7%
520 Madison Avenue New York, New York 10022

Amalgamated Gadget, L.P	1,335,860	(5)	7.1%
City Center Tower II 301 Commerce Street, Suite 2975 Fort Worth, Texas 76102

Old Trafford Investment Pte Ltd	1,160,653	(6)	6.2%
168 Robinson Road #37-01 Capital Tower Singapore 068912

Zazove Associates, LLC.	1,125,899	(7)	6.0%
940 Southwood Boulevard, Suite 200 Incline Village, NV 89451

(1)	These calculations are based on an aggregate of 18,755,437 shares issued and outstanding as of April 2, 2006. Warrants and options to purchase shares held by a person that are exercisable or become exercisable within the 60-day period after April 2, 2006 are deemed to be outstanding for the purpose of calculating the percentage of outstanding shares owned by that person but are not deemed to be outstanding for the purpose of calculating the percentage owned by any other person.
(2)	This amount includes 146,296 shares currently being held in escrow to secure certain obligations under the merger agreement. Pursuant to an option agreement dated July 19, 2004 by and among Wachovia Investors, Inc., J.P. Morgan Direct Corporate Finance Institutional Investors LLC, J.P. Morgan Direct Corporate Finance Private Investors LLC, GTCR Fund VI, L.P. and Old Trafford Investment Pte. Ltd, Wachovia Investors granted the other parties to the agreement the right to purchase a maximum of 1,651,399 shares of common stock from Wachovia Investors at a price of $13.90 per share. Prior to the merger, Wachovia Investors was a major stockholder of Old COMSYS and an affiliate was a lender to Old COMSYS.
(3)

The amount and nature of the shares beneficially owned are based on a Schedule 13D amendment filed on August 18, 2005 by Links Partners, L.P., Inland Partners, L.P., Coryton Management Ltd., Arthur Coady, Elias Sabo and Joe Massoud. Links Partners and Inland Partners have reported shared voting and dispositive powers with respect to 784,515 and 785,061 shares, respectively. All other parties reporting in this amendment have reported shared voting and dispositive powers with respect to all shares reported. The number of shares of common stock shown in the table also includes 85,242 shares subject to warrants that are currently exercisable.

(4)	The amount and nature of the shares beneficially owned are based on a Schedule 13D amendment filed on November 30, 2005 filed by MatlinPatterson Global Opportunities Partners L.P., MatlinPatterson Global Opportunities Partners (Bermuda) L.P., MatlinPatterson Global Opportunities Partners B, L.P., MatlinPatterson Global Advisers LLC, MatlinPatterson Global Partners LLC, MatlinPatterson Asset Management LLC, MatlinPatterson LLC, Mark R. Patterson and David J. Matlin. All of these parties except MatlinPatterson Global Opportunities Partners (Bermuda) L.P. and MatlinPatterson Global Opportunities Partners B, L.P. have reported to us shared voting and dispositive powers with respect to all shares reported. The number of shares of common stock shown in the table includes 78,169 shares subject to warrants that are currently exercisable.
(5)	The amount and nature of the shares beneficially owned are based on a Schedule 13G amendment filed on February 7, 2006. This amount includes 163,411 shares of common stock issuable upon exercise of warrants, all of which are currently exercisable. Amalgamated Gadget, L.P., an investment manager for R2 Investments, LDC, has sole voting and dispositive power over the reported shares and R2 Investments LDC has no beneficial ownership of such shares. R2 Investments, LDC was a senior secured lender under Venturi Partners, Inc.’s credit facility, which was paid off on September 30, 2004. Amalgamated Gadget, L.P. is controlled by Scepter Holdings, Inc., its general partner, and Geoffrey Raynor, the President and the sole shareholder of Scepter Holdings, Inc. Scepter Holdings, Inc. and Geoffrey Raynor may be deemed to be the beneficial owners of the reported shares.
(6)	The amount and nature of the shares beneficially owned are based on a Schedule 13G amendment filed on February 15, 2006 filed by Old Trafford Investment Pte Ltd, GIC Special Investment Pte Ltd, Government of Singapore Investment Corporation Pte Ltd and Government of Singapore. All of these parties have reported shared voting and dispositive powers with respect to all shares reported. This stockholder has an option to purchase up to 830,654 additional shares of common stock pursuant to the Option Agreement referenced in Note 2 above.
(7)	The amount and nature of the shares beneficially owned are based on a Schedule 13G amendment filed on January 25, 2006. Zazove Associates, LLC is an investment manager and has discretionary authority with regard to certain accounts that hold our common stock. No such account managed by Zazove Associates, LLC holds an interest greater than 5% of our common stock. Zazove Associates, LLC has sole power to dispose, or to direct the disposition of, and sole power to vote, or to direct the vote of, 713,233 shares.

Holdings of Officers and Directors

The following table sets forth the number of shares of common stock beneficially owned on April 2, 2006, by each of our directors and our nominee for director, by each named executive officer and by all directors and executive officers as a group:

	Common Stock
Name	Number of Shares(1)		Percent of Class(2)
Michael T. Willis	486,812	(3)	2.6%
Joseph C. Tusa, Jr.	182,760	(4)	1.0%
David L. Kerr	182,760	(4)	1.0%
Michael H. Barker	120,426	(5)	*
Margaret G. Reed	93,723	(6)	*
Ken R. Bramlett	74,000	(7)	*
Larry L. Enterline	240,000	(8)	*
Frederick W. Eubank II	—		*
Ted A. Gardner	6,000		*
Victor E. Mandel	7,000		*
Kevin M. McNamara	6,000		*
Courtney R. McCarthy	—		*
Arthur C. Roselle	—		*
Elias J. Sabo	1,569,576	(9)	8.3%
Directors and Executive Officers as a Group (11 persons)	2,388,522	(10)	12.4%

*	Less than 1%.
(1)	These amounts include the following shares subject to stock options that are exercisable within 60 days of April 2, 2006: Mr. Enterline—236,000; Mr. Barker—106,667; Mr. Bramlett—64,000, Mr. Mandel—7,000; and Mr. McNamara—6,000.
(2)	These calculations are based on an aggregate of 18,755,437 shares issued and outstanding as of April 2, 2006. Warrants and options to purchase shares held by a person that are exercisable or become exercisable within the 60-day period after April 2, 2006 are deemed to be outstanding for the purpose of calculating the percentage of outstanding shares owned by that person but are not deemed to be outstanding for the purpose of calculating the percentage owned by any other person.
(3)	This amount includes 282,703 shares of restricted stock issued under the Old COMSYS 2004 Management Incentive Plan that are currently vested (including 7,658 shares currently being held in escrow to secure certain obligations under the merger agreement) and 204,109 shares that will vest if, and only if, the average closing price for our common stock over any consecutive 30-day period ending on or before December 31, 2006 equals or exceeds $18.67 per share, as adjusted for any stock splits, stock dividends or combination of shares. Mr. Willis resigned as our Chief Executive Officer and President and from our Board of Directors in February 2006.
(4)	These amounts represent shares of restricted stock outstanding under the Old COMSYS 2004 Management Incentive Plan, of which shares 55.56% are currently vested for each of these named executive officers, and include 3,657 shares from each of them that are currently being held in escrow to secure certain obligations under the merger agreement.
(5)	This amount includes 12,500 shares of restricted stock granted to Mr. Barker in February 2006 in lieu of his 2005 performance bonus. These shares vest at the rate of 33 1/3% each year over the three-year period beginning on the grant date.
(6)	This amount represents shares of restricted stock issued under the Old COMSYS 2004 Management Incentive Plan, and includes 3,376 shares that are currently being held in escrow to secure certain obligations under the merger agreement. Ms. Reed resigned from her position as our Senior Vice President, General Counsel and Corporate Secretary in January 2006.

(7)	This amount excludes options to purchase 66,000 shares of our common stock, none of which are exercisable within 60 days of April 2, 2006.
(8)	Mr. Enterline was re-appointed as our Chief Executive Officer effective February 2, 2006 and also serves as one of our directors.
(9)	The amount and nature of the shares beneficially owned are based on a Schedule 13D amendment filed on August 18, 2005 by Links Partners, L.P., Inland Partners, L.P., Coryton Management Ltd., Arthur Coady, Elias Sabo and I. Joseph Massoud. Links Partners and Inland Partners have reported shared voting and dispositive powers with respect to 784,515 and 785,060 shares, respectively. All other parties reporting in this amendment have reported shared voting and dispositive powers with respect to all shares reported. The number of shares of common stock shown in the table also includes 85,242 shares subject to warrants that are currently exercisable.
(10)	This amount excludes an aggregate of 580,535 shares of restricted stock held by Mr. Willis and Ms. Reed, each a named executive officer who resigned from our company in January 2006. See Notes 2 and 5 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Voting Agreement, Charter and Bylaws

At the effective time of the merger, Wachovia Investors, Inc. beneficially owned 47.3% of our outstanding common stock, MatlinPatterson Global Opportunities Partners, L.P. beneficially owned 9.4% of our outstanding common stock and Inland/Links beneficially owned 9.5% of our outstanding common stock. Pursuant to the terms of the voting agreement entered into at the time of the merger with certain of our stockholders, Wachovia Investors, Inc. has the right to recommend to the Governance and Nominating Committee of our Board four to six nominees to be elected to our Board of Directors, depending on the size of the Board, during the first three years after the merger, and each stockholder party to the voting agreement agreed to vote its shares of our common stock in favor of such nominees. Currently, Wachovia Investors, Inc. has the ability to designate four candidates to our Board of Directors, as our Board of Directors is set at nine members. Although MatlinPatterson is not a party to the voting agreement, MatlinPatterson has separately agreed to vote all of its shares of our common stock in favor of the directors nominated by our Governance and Nominating Committee during the first three years after the merger. Certain parties to the voting agreement also have the conditional right to designate observers to attend meetings of our Board of Directors. After the expiration of this three-year period, the stockholders that are parties to the voting agreement and owned more than 10% of our outstanding stock at the effective time of the merger will have the right to designate nominees for election to the Board if they then own 10% or more of our common stock.

In addition, our charter and bylaws, effective as of the effective time of the merger, provide for the designation of nominees for election as directors. During the three-year period following the merger, our Group B directors serving on our Governance and Nominating Committee have the right to designate a majority of the nominees for election to our Board of Directors to the extent such nominees are not designated pursuant to the voting agreement discussed above, and our Group A directors on the Committee have the right to designate the remaining directors.

Registration Rights Agreements

In connection with the merger, we filed a “shelf” registration statement with the SEC pursuant to a registration rights agreement we had with a number of our large stockholders. This shelf registration statement, which was declared effective by the SEC on July 20, 2005, was filed on Form S-3 and generally permits delayed or continuous offerings of all of our common stock issued to stockholders in the merger. Under the registration rights agreement, which we amended as of April 1, 2005, our obligation to keep this registration statement effective terminates 18 months after it was declared effective by the SEC or, if earlier, when all of the common stock covered by the registration statement has been sold.

Under this registration rights agreement, the stockholders are entitled to an unlimited number of additional shelf registrations, except that we are not obligated to effect any shelf registration within 120 days after the effective date of a previous registration statement (other than registrations on Form S-4 for exchange offers and Form S-8 for employee benefit plans, or forms for similar purposes).

In addition, under the registration rights agreement, Wachovia Investors, Inc. and any of its permitted transferees are entitled to demand a total of three registrations, and another group of institutional stockholders of Old COMSYS (and their permitted transferees) are entitled to demand one registration.

If we receive a request for a demand registration and our Board of Directors determines that it would be in the best interest of our company to have an underwritten primary registration of our securities, we may satisfy the demand registration by having a primary registration of our common stock for our own account, so long as we offer the stockholders party to the registration rights agreement “piggyback” rights to join in our registration.

We are obligated to pay all expenses incurred in connection with registrations pursued under the terms of the registration rights agreement, whether or not these registrations are completed. The selling stockholders are obligated to pay all underwriting discounts and commissions with respect to the shares they are selling for their own accounts. Under the registration rights agreement, we also agreed to indemnify the stockholders and their affiliated and controlling parties for violations of federal and state securities laws and regulations, including material misstatements and omissions in the offering documents with respect to any registration, except with respect to any information furnished in writing to us by a stockholder expressly for use in the registration statement or any holder’s failure to deliver a prospectus timely supplied by us that corrected a previous material misstatement or omission. In the event indemnification is unavailable to a party, or insufficient to hold the party harmless, we have further agreed to contribute to the losses incurred by the party.

Also in connection with the merger, we made conforming amendments to our existing registration rights agreement with the holders of our common stock and warrants received in connection with our April 2003 restructuring, as further amended effective April 1, 2005. Under this agreement, we are obligated to register approximately 5,785,000 shares of our common stock. The holders of such registration rights also participated in our shelf registration that was declared effective by the SEC on July 20, 2005.

Severance Agreements and Related Arrangements

A description of certain severance agreements and related arrangements with Michael T. Willis and Margaret G. Reed, our former executive officers, who resigned at the beginning of fiscal 2005, is set forth under the caption “Executive Compensation—Severance Agreements.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers LLP served as our independent auditor and provided audit services for fiscal years 2003 and 2004 until its dismissal on October 21, 2004, effective upon completion of services related to the review of our Form 10-Q for the quarter ended September 26, 2004. At that time, we engaged Ernst & Young LLP to serve as our independent auditor. Ernst & Young also served as our independent auditor and provided the services described below in fiscal 2005. Prior to this engagement, Ernst & Young LLP served as the independent registered public accounting firm for Old COMSYS. Our Audit Committee participated in and approved the decision to change our independent registered public accounting firm. During our two most recent fiscal years and any subsequent interim periods preceding PricewaterhouseCoopers LLP’s dismissal, there were no disagreements between us and PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Audit services of PricewaterhouseCoopers LLP for fiscal 2004 (until its dismissal in October 2004) included audits of our consolidated financial statements and services related to periodic filings made with the SEC.

Additionally, until its dismissal, PricewaterhouseCoopers LLP provided certain services related to the consolidated quarterly reports and annual and other periodic reports and other services as described below. Since its engagement in October 2004, Ernst & Young LLP has provided certain services related to the audits of our consolidated financial statements our periodic filings made with the SEC, services related to our registration statements on Form S-3 and S-8 and other services as described below.

Auditor’s Fees for 2004 and 2005

PricewaterhouseCoopers LLP’s fees billed for professional services totaled $969,223 for 2004 and $0 for 2005. PricewaterhouseCoopers LLP’s fees billed for professional services were as follows:

•	Audit Services—fees for audit services, which relate to the fiscal year consolidated audit (for 2003 only), the review of the financial statements included in our quarterly reports on Form 10-Q for the first three fiscal quarters of 2004, and the services that are normally provided by the independent auditors in connection with our statutory and regulatory filings, were $256,047 in 2004 and $0 in 2005.

•	Audit-Related Services—fees for audit-related services, consisting of audits in connection with proposed or consummated acquisitions or dispositions or restructuring advisory services, including the merger in fiscal 2004, executive compensation, accounting consultations and related services, were $480,889 in 2004 and $0 in 2005.

•	Tax Services—fees for tax services, consisting of tax compliance services and tax planning and advisory services, were $232,287 in 2004 and $0 in 2005.

The Audit Committee pre-approved all of the fees listed above. The Audit Committee has considered whether the non-audit services provided to us by PricewaterhouseCoopers LLP impaired the independence of PricewaterhouseCoopers LLP and concluded that they did not.

Since its engagement in October 2004, Ernst & Young LLP’s fees billed for professional services totaled $651,272 for 2004 (see Note 1 below) and $1,501,721 for 2005. Ernst & Young’s LLP’s fees billed for professional services were as follows:

•	Audit Services—fees for audit services, which relate to the fiscal year consolidated audits for 2004 and 2005, the review of the financial statements included in our quarterly reports on Form 10-Q for the third quarter 2004 and the first three fiscal quarters of 2005 and related earnings releases, various registration statements filed by us with the SEC and other documents issued in connection with securities offerings in 2004 and 2005, and other services that are normally provided by the independent auditors in connection with our statutory and regulatory filings, were $648,572 for 2004 (see Note 1 below) and $1,198,437 for 2005.

•	Audit-Related Services—fees for audit-related services, consisting of assurance and related services in connection with acquisitions were $2,700 in 2004 and $69,425 in 2005.

•	Tax Services—fees for tax services, consisting of tax compliance services and tax planning and advisory services, were $0 in 2004 and $233,859 in 2005.

(1)	Our definitive proxy statement filed with the SEC on May 2, 2005 in connection with the 2005 Annual Meeting of Stockholders stated that Ernst & Young LLP’s fees billed for professional services totaled $214,200 for 2004, which consisted of $211,500 billed for 2004 audit fees and $2,700 billed in 2004 for audit-related fees. The previously disclosed amounts did not include an aggregate of $437,072 of audit fees for 2004 that were billed by Ernst & Young LLP or processed by us subsequent to our filing of the 2005 proxy statement.

The Audit Committee has considered whether the non-audit services provided to us by Ernst & Young LLP impaired the independence of Ernst & Young LLP and concluded that they did not.

Pre-Approval Policy

The Audit Committee has adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by the independent auditors to us. The policy (a) identifies the guiding principles that must be considered by the Audit Committee in approving services to ensure that independent auditors’ independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. Under the policy, all services to be provided by our independent auditors must be pre-approved by the Audit Committee. The Audit Committee pre-approved all of the fees listed above that we incurred for services rendered by our independent auditors in fiscal 2004 and 2005.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Annual Report on Form 10-K/A:

3.	Exhibits. The exhibits identified in the accompanying Exhibit Index are filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2006	COMSYS IT PARTNERS, INC.

	By:	/s/ JOSEPH C. TUSA, JR.
	Name:	Joseph C. Tusa, Jr.
	Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities indicated on May 1, 2006:

Signature	Title

* Larry L. Enterline	Chief Executive Officer and Director (principal executive officer)

/s/ JOSEPH C. TUSA, JR. Joseph C. Tusa, Jr.	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

* Frederick W. Eubank II	Director

* Ted A. Gardner	Director

Victor E. Mandel	Director

Kevin M. McNamara	Director

* Arthur C. Roselle	Director

* Elias J. Sabo	Director

*By:	/s/ JOSEPH C. TUSA, JR.
Joseph C. Tusa, Jr. Attorney-in-Fact

S-1

INDEX TO EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

E-1