Form 10-Q
period 2006-04-02
COMSYS IT PARTNERS INC
filed 2006-05-12
CIK 948850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒

The number of shares of the registrant’s common stock outstanding as of May 8, 2006, was 18,755,437.

i

PART I

ITEM 1. FINANCIAL STATEMENTS

COMSYS IT Partners, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended April 2, 2006 and April 3, 2005

(Unaudited)

	Three months ended
	April 2, 2006	April 3, 2005
	(In thousands, except per share data)
Revenues from services	$178,592	$164,953
Cost of services	136,520	127,366

Gross profit	42,072	37,587

Operating costs and expenses:
Selling, general and administrative	33,509	27,518
Restructuring and integration costs	—	3,428
Stock based compensation	729	437
Depreciation and amortization	2,172	2,471

	36,410	33,854

Operating income	5,662	3,733
Interest expense	3,957	4,026
Other income, net	(124)	(87)

Income (loss) before income taxes	1,829	(206)
Income tax expense	150	—

Net income (loss)	$1,679	$(206)

Basic earnings (loss) per common share	$0.09	$(0.01)
Diluted earnings (loss) per common share	0.09	(0.01)

Weighted average basic and diluted shares outstanding:
Basic	18,550	15,332
Diluted	18,804	15,332

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries

Consolidated Balance Sheets

At April 2, 2006 and January 1, 2006

	April 2, 2006	January 1, 2006
	(Unaudited)
	(In thousands, except shares and par value)
Assets
Current assets:
Cash	$1,329	$3,099
Accounts receivable, net of allowance of $5,053 and $4,427, respectively	188,007	170,686
Prepaid expenses and other	3,601	3,364

Total current assets	192,937	177,149
Fixed assets, net	14,434	14,976
Goodwill	153,905	154,322
Other intangible assets, net	10,714	11,262
Deferred financing costs, net	4,379	4,655
Restricted cash	2,785	2,939
Other	2,124	1,618

Total assets	$381,278	$366,921

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$114,571	$108,432
Payroll and related taxes	23,266	22,600
Current maturities of long-term debt	5,000	5,000
Interest payable	969	933
Other	15,045	15,667

Total current liabilities	158,851	152,632
Senior credit facility	43,107	37,273
Second lien term loan	100,000	100,000
Other noncurrent liabilities	5,812	5,920

Total liabilities	307,770	295,825

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01; 95,000,000 shares authorized; 18,755,437 and 18,737,937 shares outstanding at April 2, 2006 and January 1, 2006, respectively	188	187
Common stock warrants	2,815	2,815
Deferred stock compensation	—	(1,749)
Accumulated other comprehensive loss	(59)	(65)
Additional paid-in capital	200,970	201,993
Accumulated deficit	(130,406)	(132,085)

Total stockholders’ equity	73,508	71,096

Total liabilities and stockholders’ equity	$381,278	$366,921

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended April 2, 2006 and April 3, 2005

(Unaudited)

	Three months ended
	April 2, 2006	April 3, 2005
	(In thousands)
Cash flows from operating activities
Net income (loss)	$1,679	$(206)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,172	2,471
Provision for doubtful accounts	643	651
Stock based compensation	729	437
Amortization of deferred financing costs	277	275
Noncash interest expense, net	—	842
Increase in fair value of derivative instruments	(396)	—
Loss on sale of assets	6	—
Changes in operating assets and liabilities:
Accounts receivable	(17,954)	(14,124)
Prepaid expenses and other	516	1,014
Accounts payable	6,129	6,691
Payroll and related taxes	93	(4,290)
Other	(555)	2

Net cash used in operating activities	(6,661)	(6,237)

Cash flows from investing activities
Capital expenditures	(1,088)	(1,984)
Cash paid for acquisitions	—	(51)
Change in other noncurrent assets	139	27

Net cash used in investing activities	(949)	(2,008)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net	7,084	10,169
Repayments of long-term debt	(1,250)	(1,875)
Exercise of stock options	—	149
Cash paid for stock issuance costs	(3)	—
Cash paid for financing costs	—	(39)

Net cash provided by financing activities	5,831	8,404

Effect of exchange rates on cash	9	—

Net increase (decrease) in cash	(1,770)	159
Cash, beginning of period	3,099	710

Cash, end of period	$1,329	$869

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. General

The unaudited consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature that, in the opinion of management, are necessary to present fairly the results of operations of COMSYS IT Partners, Inc. and its subsidiaries (collectively, the “Company”) for the interim periods presented. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2006. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

On September 30, 2004, COMSYS Holding, Inc. (“COMSYS Holding”) completed a merger transaction with Venturi Partners, Inc. (“Venturi”), a publicly held IT and commercial staffing company in which COMSYS Holding merged with a subsidiary of Venturi (the “merger”). At the effective time of the merger, Venturi changed its name to COMSYS IT Partners, Inc. and issued new shares of its common stock to stockholders of COMSYS Holding, resulting in former COMSYS Holding stockholders owning approximately 55.4% of Venturi’s outstanding common stock on a fully diluted basis. Since former COMSYS Holding stockholders owned a majority of the Company’s outstanding common stock upon consummation of the merger, COMSYS Holding was deemed the acquiring company for accounting and financial reporting purposes. References to “Old COMSYS” are to COMSYS Holding and its consolidated subsidiaries prior to the merger, and references to “COMSYS” or “the Company” are to COMSYS IT Partners, Inc. and its consolidated subsidiaries after the merger. References to “Venturi” are to Venturi and its consolidated subsidiaries prior to the merger.

Following the merger, COMSYS adopted the fiscal accounting periods of Venturi. As a result, the Company’s fiscal year ends on the Sunday closest to December 31st and its first three fiscal quarters are 13 calendar weeks each (and each also ends on a Sunday).

On October 31, 2005, COMSYS purchased all of the outstanding stock of Pure Solutions, Inc. (“Pure Solutions”), an information technology services company with operations in northern California, and this acquisition was not material to the Company’s business. The purchase price was comprised of a $7.5 million cash payment at closing plus up to $7.5 million of earnout payments over three years. In connection with the purchase, the Company recorded a customer base intangible asset in the amount of $6.6 million, which was valued using a discounted cash flow analysis. The fair value of Pure Solutions’ net identifiable assets exceeded the initial purchase price by $1.1 million, and this amount was recorded as a liability at the date of purchase. The earnout payments, if any, will be recorded first to the liability and then to goodwill. The operations of Pure Solutions are included in the consolidated statement of operations for periods subsequent to the purchase.

Certain reclassifications of prior year’s balances have been made to conform to the current period presentation.

2. Stock Based Compensation

At April 2, 2006, the Company had two types of stock based employee compensation: stock options and restricted stock. Prior to January 2, 2006, the Company accounted for these awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No stock based compensation expense related to stock options was recorded in periods prior to January 2, 2006, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 2, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (b) compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The straight-line recognition method is used to recognize compensation expense associated with share based payments that are subject to graded vesting based on service conditions. Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on January 2, 2006, the Company’s income before income taxes and net income for the three months ended April 2, 2006 is $284,000 lower than if it had continued to account for share based compensation

COMSYS IT Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

under Opinion 25. Basic and diluted earnings per share for the three months ended April 2, 2006 would have been $0.11 and $0.10, respectively, if the Company had not adopted SFAS 123(R), compared to basic and diluted earnings per share of $0.09.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans in the prior year period. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods.

April 3, 2005
(In thousands)
Net loss attributable to common stockholders as reported	$(206)
Add stock based compensation included in reported net loss, net of tax effect	437
Deduct stock based compensation determined under fair value based method for all awards, net of tax effect	(673)

Pro forma net loss	$(442)

Basic and diluted net loss per share, as reported	$(0.01)
Basic and diluted pro forma net loss per share	(0.03)

On October 21, 1999, COMSYS Holding adopted a stock incentive plan (the “1999 Plan”) under which officers and other key employees were granted stock options at or above the fair market value of the stock on the date of the grant. Under the terms of the 1999 Plan, stock options vested over a five-year period from the date of grant and would expire after ten years. In the merger, effective September 30, 2004, each outstanding option under the 1999 Plan became exercisable, when vested, for 0.0001 of a share of Venturi (now COMSYS) common stock. No future grants will be made under this plan and, as of April 2, 2006, there were 55 options outstanding relating to previous grants made prior to the merger.

In 2003, Venturi terminated its 1995 Stock Option Plan (the “1995 Plan”). Only 2,828 stock options remained outstanding under the 1995 Plan as of April 2, 2006. Although the 1995 Plan has been terminated and no future option issuances will be made under it, these remaining outstanding stock options will continue to be exercisable in accordance with their terms. As a result of the merger, all outstanding options under the 1995 Plan are exercisable.

In 2003, Venturi adopted the 2003 Equity Incentive Plan (the “2003 Equity Plan”). At that time Venturi granted stock options for 503,400 shares to certain of its executive officers. The initial stock option grants to these officers were scheduled to vest monthly at an annual rate of 25%, but all vested in their entirety on the closing of the merger. In September 2003, Venturi granted an additional 169,700 options under the 2003 Equity Plan to key employees. These options have a term of 10 years. No future grants will be made under this plan and, as of April 2, 2006, there were 643,400 options outstanding under this plan of which 576,734 were vested.

In connection with the merger, the Company’s board of directors adopted and the stockholders approved the 2004 Stock Incentive Plan (the “2004 Equity Plan”). Under the 2004 Equity Plan, 1,159,669 shares of COMSYS common stock were reserved for issuance to the Company’s officers, employees, directors and consultants. As of April 2, 2006, options to purchase 587,167 shares of COMSYS common stock were outstanding under this plan with exercise prices ranging from $8.20 to $11.98 per share, representing the market value of the Company’s common stock at the original grant date. Options granted under this plan generally vest over a three-year period from the date of grant and expire after ten years.

As of April 2, 2006, 562,509 shares of our common stock remain available for issuance under the 2004 Equity Plan.

COMSYS IT Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A summary of option activity under the plans for the three months ended April 2, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2006	980,836	$10.60
Granted	256,000	11.07
Exercised	—	—
Forfeited	(3,386)	9.88

Balance at April 2, 2006	1,233,450	$10.68	8.1	$2,159

Exercisable at April 2, 2006	699,802	$11.39	7.4	$1,509
Vested or expected to vest (as of April 2, 2006)	1,156,798	$10.74	8.0	$2,074

The fair value of options granted in the first quarter of 2006 was estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table. Due to the limited number of option exercises following the merger, the expected term was estimated as the approximate midpoint between the vesting term and the contractual term; this represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury rates in effect at the date of grant with maturity dates approximately equal to the expected life of the option at the grant date. Due to the limited trading history of the Company’s common stock following the merger, the expected volatility assumption was based on an analysis of the actual realized historical volatility of the common stock of the Company as well as that of its peers. There were no options granted in the first quarter of 2005.

April 2, 2006
Expected life	6 years
Risk-free interest rate	4.375%
Expected volatility	45%
Dividend yield	—

The weighted-average grant-date fair value of options granted during the first quarter of fiscal 2006 was $5.47. Cash received from option exercises during the first quarter of 2005 was $149,000 and is included in financing activities in the accompanying consolidated statements of cash flows. The total intrinsic value of options exercised during the first quarter of 2005 was $62,000. There were no options exercised in the first quarter of 2006. The Company has historically used newly issued shares to satisfy share option exercises and expects to continue to do so in future periods.

Restricted stock awards are grants that entitle the holder to shares of common stock as the award vests. The Company measures the fair value of restricted shares based upon the closing market price of the Company’s common stock as of the date of grant. Restricted stock awards that vest in accordance with service conditions are amortized over their applicable vesting period using the straight-line method.

Effective January 1, 2004, COMSYS Holding adopted the 2004 Management Incentive Plan (the “Plan”). The Plan was structured as a stock issuance program under which eligible employees might receive shares of COMSYS Holding nonvoting Class D Preferred Stock in exchange for payment at the then current fair market value of these shares.

Effective July 1, 2004, 1,000 shares of Class D Preferred Stock were issued by COMSYS Holding under the Plan. Effective with the merger, these shares were exchanged for a total of 1,405,844 restricted shares of COMSYS common stock. One-third of these shares, or 468,615 shares, were vested at the merger date. Another 468,615 shares vest in equal installments of 156,205 shares on January 1st of each of the years 2005, 2006 and 2007, and the remaining 468,614 shares

COMSYS IT Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

vest in equal annual installments if specified earnings targets are met for fiscal years 2004, 2005 and 2006, in each case subject to earlier vesting as discussed below. The earnings targets were not met for 2004 or 2005 and are not expected to be met for 2006 and, accordingly, no compensation expense has been recognized to date on these shares. A total of 624,820 and 156,205 shares vested in fiscal 2004 and fiscal 2005, respectively, resulting in stock based compensation expense of $7.0 million and $1.8 million in each respective period. The compensation expense associated with the 156,205 shares that will vest on January 1, 2007 totals $1.8 million and is being recognized in fiscal 2006 on a straight-line basis. To the extent any of the shares subject to specified earnings targets vest, the Company will recognize the related stock based compensation expense. In 2007, any shares that do not vest will be repurchased by the Company for the amount of the participants’ original investment and ultimately purchased by or distributed to certain existing stockholders which would result either in additional stock based compensation expense or a deemed dividend (see Note 8). The Company and the Compensation Committee of its Board of Directors are discussing potential revisions to this Plan. If certain Plan modifications are made, additional stock based compensation expense or dividends may be required to be recorded.

Upon the occurrence of certain events, including the sale or transfer of more than 50% of the Company’s assets, a merger or consolidation in which the Company is not the surviving corporation, the liquidation or dissolution of the Company, a “change in ownership” (as defined) or the completion of an equity offering resulting in gross proceeds of $35 million (a “Qualified Offering”), all outstanding shares of restricted stock will immediately vest in full other than shares the vesting of which is subject to the satisfaction of specified earnings targets. The shares subject to specified earnings targets are also subject to immediate vesting if the aggregate value of the securities issued in the merger to the stockholders of COMSYS Holding exceeds $175 million over a 30-day period beginning after a Qualified Offering and ending on or prior to December 31, 2006.

The following activity has occurred in 2006 related to restricted stock. There were no shares issued in the first quarter of 2005.

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested balance at January 1, 2006	312,410	$11.20
Granted	17,500	$11.60
Vested	—
Forfeited	—

Nonvested balance at April 2, 2006	329,910	$11.22

The shares issued in the first quarter of 2006 are subject to a three-year vesting requirement and the compensation expense associated with these shares is amortized using the straight-line method.

As of April 2, 2006, there was $3.7 million of total unrecognized compensation costs related to non-vested option and restricted stock awards granted under the plans, which are expected to be recognized over a weighted-average period of 1.7 years. No options or restricted shares vested during the first quarter of 2006.

3. Income Taxes

As of April 2, 2006, COMSYS had $83.6 million in net deferred tax assets and had recorded a valuation allowance against those assets as the Company has concluded that it is more likely than not that these deferred tax assets will not be realized. The decrease in the valuation allowance from January 1, 2006 resulted primarily from a reduction due to pretax book income earned in 2006. Approximately $23.8 million of the valuation allowance is attributable to the deferred tax assets of the Venturi acquisition, for which any recognized tax benefits will be allocated to reduce goodwill or other noncurrent intangible assets. Income tax expense for the first quarter of 2006 includes the utilization of acquired net deferred tax assets from the Venturi acquisition ($129,000) and a provision for foreign income taxes related to our United Kingdom operations ($21,000).

COMSYS IT Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company has not provided federal income tax on the undistributed foreign earnings of its foreign subsidiaries as it is the Company’s intent to indefinitely reinvest such earnings in its foreign subsidiaries. Pretax income attributable to the Company’s United Kingdom subsidiary amounted to $71,000 in the three months ended April 2, 2006.

4. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.

Dilutive securities include 403,723 warrants to purchase the Company’s common stock. The warrant holders are entitled to participate in dividends declared on common stock as if the warrants were exercised for common stock.

The computation of basic and diluted earnings (loss) per share is as follows:

	Three months ended
	April 2, 2006	April 3 2005
	(In thousands, except share data and per share amounts)
Net income (loss) attributable to common stockholders	$1,642	$(206)
Net income attributable to warrant holders	37	—

Total	1,679	(206)

Weighted average common shares outstanding	18,550	15,332
Add: dilutive stock options and warrants	254	—

Diluted weighted average common shares outstanding	18,804	15,332

Basic and diluted earnings (loss) per common share	$0.09	$(0.01)

For the three months ended April 2, 2006, 838,572 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. For the three-month period ended April 3, 2005, all options and warrants in the aggregate amount of 1,855,942 were excluded from the computation of net loss per share because their effect was antidilutive.

5. Restructuring and Other Charges

In connection with the merger in 2004, the Company recorded reserves amounting to $17.2 million for severance payouts and the costs to eliminate duplicate office space. Of this amount, $12.5 million was related to the termination of Venturi employees and leases and was included in the purchase price allocation in accordance with EITF 95-3, and $4.7 million was related primarily to Old COMSYS terminated employees and leases and was charged to integration and restructuring expense. In planning for the merger, the Company also began to plan for the integration and restructuring of its business. Shortly after the merger, approximately 185 employees of the two companies were notified that their positions were being eliminated as the overhead structures of the companies were combined. Certain costs of implementing this plan are included in the reported amount of goodwill.

In July 2005, the Company announced to its employees that it was reorganizing its management team in the process of continued integration of Venturi’s operations into COMSYS. This reorganization resulted in the elimination of approximately 20 staff positions and, as a result, the Company recorded an additional restructuring charge of $750,000 in the third quarter of 2005 for severance payouts.

COMSYS IT Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of the liability for integration and restructuring costs for the three months ended April 2, 2006:

	Employee severance	Lease costs	Total
	(In thousands)
Balance, January 1, 2006	$512	$2,463	$2,975
Cash payments	(342)	(179)	(521)

Balance, April 2, 2006	$170	$2,284	$2,454

Of the remaining balance at April 2, 2006, COMSYS expects to pay approximately $1.0 million in the subsequent 12 months and the balance, which consists primarily of lease payments, over the following approximately four years.

6. Long-Term Debt

Long-term debt consisted of the following:

	April 2, 2006	January 1, 2006
	(In thousands)
Debt outstanding under credit facilities:
Senior credit facility—revolver	$39,357	$32,273
Senior credit facility—senior term loan	8,750	10,000
Second lien term loan	100,000	100,000

	148,107	142,273
Less current maturities	5,000	5,000

Long-term obligations, excluding current maturities	$143,107	$137,273

On December 14, 2005, the Company and its U.S. subsidiaries entered into a senior credit agreement with Merrill Lynch Capital and a syndicate of lenders. The senior credit agreement provides for a two-year term loan of $10.0 million, which was funded on December 14, 2005, and which is scheduled to be repaid in eight equal quarterly principal installments commencing on March 31, 2006, and a revolving credit facility of up to $120.0 million, maturing on March 31, 2010. At the same time, the Company and its U.S. subsidiaries borrowed $100.0 million under a second lien term loan credit agreement with Merrill Lynch Capital and a syndicate of lenders, which matures on October 31, 2010. The Company made one scheduled payment of $1.25 million on the term loan during the first quarter.

Loans under the revolver bear interest at LIBOR plus a margin that can range from 2.25% to 2.50% or, at the Company’s option, the prime rate plus a margin that can range from 1.25% to 1.50%, each depending on the Company’s total debt to adjusted EBITDA ratio. The senior term loan bears interest at LIBOR plus a margin that can range from 2.75% to 3.00% or, at the Company’s option, the prime rate plus a margin that can range from 1.75% to 2.00%, each depending upon the Company’s total debt to adjusted EBITDA ratio. The Company pays a quarterly commitment fee of 0.5% per annum of the unused portion of the revolver. The Company and certain of its subsidiaries guarantee the loans and other obligations under the senior credit agreement. The obligations under the senior credit agreement are secured by a perfected first priority security interest in substantially all of the assets of the Company and its U.S. subsidiaries, as well as the shares of capital stock of its direct and indirect U.S. subsidiaries and certain of the capital stock of its first-tier non-U.S. subsidiaries.

Borrowings under the revolver are limited to 85% of eligible accounts receivable, as defined, reduced by the amount of outstanding letters of credit and designated reserves. At April 2, 2006, these designated reserves were a minimum availability reserve of $5.0 million and a reserve for the Pure Solutions acquisition of $2.5 million. At April 2, 2006, the Company had outstanding borrowings of $39.4 million under the revolver at interest rates ranging from 7.47% to 9.25% per annum (weighted average rate of 7.89%) and borrowing availability under the revolver of $69.9 million for general corporate purposes. The principal balance of the senior term loan on that date was $8.75 million with an interest rate of 7.97%.

The second lien term loan bears interest at LIBOR plus 7.5% or, at the Company’s option, the prime rate plus 6.5%. The second lien term loan is guaranteed by the Company and certain of its subsidiaries and is secured by a second priority security interest in substantially all of the assets of the Company and its U.S. subsidiaries, as well as the shares of capital stock of its direct and indirect U.S. subsidiaries and certain of the capital stock of its first-tier non-U.S. subsidiaries. The principal balance of the second lien term loan was $100.0 million as of April 2, 2006, at interest rates ranging from 12.25% to 12.47% per annum (weighted average rate of 12.38%).

COMSYS IT Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company pays a fee on outstanding letters of credit equal to the LIBOR margin then applicable to the revolver. As of April 2, 2006, outstanding letters of credit totaled $3.3 million and the fee was 2.50% annually.

Each of the senior credit agreement and the second lien term loan agreement contain customary covenants for facilities of such type, including among other things, covenants that restrict the Company’s ability to make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. The financial covenants include a minimum fixed charge coverage ratio and maximum total leverage ratio. Each of the senior credit agreement and the second lien term loan agreement provides for mandatory prepayments under certain circumstances. As of April 2, 2006, COMSYS was in compliance with all covenant requirements and believes that it will be able to comply with these covenants throughout 2006.

Each of the senior credit agreement and the second lien term loan agreement contains various events of default, including failure to pay principal and interest when due, breach of covenants, materially incorrect representations, default under other agreements, bankruptcy or insolvency, the occurrence of specified ERISA events, entry of enforceable judgments against the Company in excess of $2.0 million not stayed, and the occurrence of a change of control. If an event of default occurs, all commitments under the revolver may be terminated and all of the Company’s obligations under the senior credit agreement and the second lien term loan agreement could be accelerated by the lenders, causing all loans outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable. In the case of bankruptcy or insolvency, acceleration of obligations under these credit facilities is automatic.

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

The interest rate swap and cap are recorded at fair value, based on an amount estimated by Merrill Lynch Capital, which represents the amount that Merrill Lynch Capital would have paid us at April 2, 2006 if the swap and cap had been terminated at that date. The combined net fair value at April 2, 2006 is approximately $898,000, which is included in our consolidated balance sheet in noncurrent assets. Effective with the repayment of the Company’s debt under its previous credit facilities on December 14, 2005, the expected cash flows for which the swap and cap were designated to hedge against were no longer probable. As a result, the swap and the cap are no longer designated as cash flow hedges for accounting purposes. Therefore, amounts previously recorded in accumulated other comprehensive income associated with changes in fair value of the derivative instruments were reversed to interest expense. Changes in fair value of the swap and cap are recorded in the statement of operations subsequent to December 14, 2005. The Company recorded $396,000 as a reduction of interest expense in the first quarter of 2006.

7. Commitments and Contingencies

The Company leases various office space and equipment under noncancelable operating leases expiring through 2015. The Company has also entered into employment agreements with certain of its executives covering, among other things, base compensation, incentive bonus determinations and payments in the event of termination or a change in control of the Company.

In connection with the merger and the sale of Venturi’s commercial staffing business, the Company placed $2.5 million of cash and 187,556 shares of its common stock in escrow pending the final determination of certain state tax and unclaimed property assessments. The Company has recorded liabilities for amounts management believes are adequate to resolve these matters; however, management cannot ascertain at this time what the final outcome of these assessments will be in the aggregate and it is reasonably possible that management’s estimates could change. The cash is included in restricted cash in the consolidated balance sheet.

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

COMSYS IT Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

8. Officer Resignations

Margaret G. Reed, a former officer of the Company, resigned in January 2006. Subject to Ms. Reed’s execution of a release agreement, Ms. Reed is entitled to severance payments totaling $256,000 and to certain other specified benefits. Also subject to the execution of such release, our Compensation Committee approved the payment of additional severance in the amount of $100,000 to Ms. Reed. Ms. Reed’s unvested restricted shares will be repurchased by COMSYS at a price equal to the amount of Ms. Reed’s original investment and ultimately will be purchased by or distributed to certain existing stockholders.

Effective February 2, 2006, Michael T. Willis resigned as the Company’s Chairman and Chief Executive Officer. COMSYS entered into a resignation agreement with Mr. Willis pursuant to which the Company has agreed to pay Mr. Willis cash severance payments over a 24-month period in the aggregate amount of $1.15 million, consulting fees of $105,000, an expense allowance of $8,250 per month for 12 months and up to $1,000 per month to reimburse him for the cost of health benefits until he reaches the age of 65 or such time as another employer provides benefits. The agreement also provides that in addition to the 282,703 vested shares of common stock that Mr. Willis currently holds under the Company’s 2004 Management Incentive Plan, 204,109 unvested shares of restricted common stock held by Mr. Willis will vest if the average closing price of COMSYS common stock over any consecutive 30-day period ending on or before December 31, 2006 equals or exceeds $18.67 per share. Mr. Willis’ other unvested shares and these shares (to the extent that these shares do not vest) will be repurchased by COMSYS at a price equal to the amount of Mr. Willis’ original investment and ultimately will be purchased by or distributed to certain existing stockholders.

The Company recorded a $1.9 million charge in its 2006 first quarter statement of operations related to the severance benefits described above.

9. Comprehensive Income

The following sets forth the amount of comprehensive income recorded by the Company for the periods indicated.

	Three months ended
	April 2, 2006	April 3 2005
	(In thousands)
Net income (loss)	$1,679	$(206)
Foreign currency translation adjustments	6	—
Net unrealized gain on change in fair values of derivative instruments	—	319

Total comprehensive income	$1,685	$113

10. Subsequent Event

On May 1, 2006, COMSYS received a federal income tax refund of $6.4 million (including interest) resulting from legislation that allowed the Company to carry back a portion of its 2002 net operating loss to prior years. The refund results from a loss carryback to periods prior to the current ownership of the Company.

The ability of the Company to receive this refund was subject to certain regulatory and other approvals; therefore COMSYS did not record the benefit of this refund until received. Regulatory approvals were obtained in April 2006 and so the refund will be included in income for the second quarter of 2006. The Company applied the proceeds of this refund to repay its senior term loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere in this report, as well our audited consolidated financial statements and related notes appearing in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this report and in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

Introduction

We are a leading information technology, or IT, services company that provides a full range of specialized staffing and project implementation services and products. The staffing services we provide allow our clients to focus their resources on their core businesses rather than on recruiting, training and managing IT professionals. We contract with our customers to provide both short- and long-term IT staffing services at client locations throughout the United States. Our consultants assist our clients with a wide range of services, including project management, website development and integration, application programming and development, client/server development, systems software architecture and design, systems engineering and systems integration.

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

The Merger

On September 30, 2004, Old COMSYS completed a merger transaction with Venturi, a publicly traded IT and commercial staffing company, in which COMSYS Holding, Inc. was merged with a wholly owned subsidiary of Venturi. At the effective time of the merger, we changed our name to COMSYS IT Partners, Inc. and issued new shares of our common stock to the stockholders of COMSYS Holding, resulting in such stockholders owning approximately 55.4% of our outstanding common stock on a fully diluted basis. Since former COMSYS Holding stockholders owned a majority of our outstanding common stock upon consummation of the merger, COMSYS Holding was deemed the acquiring company for accounting and financial reporting purposes.

The key elements of the integration of the legacy businesses of Old COMSYS and Venturi are complete, resulting in:

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

Results of Operations

The following table sets forth the percentage relationship to revenues of certain items included in our unaudited consolidated statements of operations:

	Three months ended
	April 2, 2006	April 3, 2005
Revenues	100.0%	100.0%
Cost of services	76.4	77.2

Gross profit	23.6	22.8
Selling, general and administrative expenses	18.8	16.6
Restructuring and integration costs	—	2.1
Stock based compensation expense	0.4	0.3
Depreciation and amortization	1.2	1.5

Operating income	3.2	2.3
Interest expense and other expenses, net	2.2	2.4
Income tax expense	0.1	—

Net income (loss)	0.9%	(0.1)%

Billable headcount at end of period	5,014	4,794

(1)	In connection with the merger, we adopted Venturi’s fiscal accounting periods. Accordingly, our first fiscal quarters for 2006 and 2005 ended on April 2, 2006 and April 3, 2005, respectively.

Quarter Ended April 2, 2006 Versus Quarter Ended April 3, 2005.

We earned operating income of $5.7 million and net income of $1.7 million in the first quarter of 2006 compared to operating income of $3.7 million and a net loss of $206,000 in the first quarter of 2005. The increase in operating income was due primarily to a general improvement in our operating results, which was driven by an increase in billable hours and average gross margin spreads, a decrease in restructuring and integration costs and the inclusion of operating income earned by Pure Solutions, Inc. (“Pure Solutions”), an information technology services company that we purchased in October 2005. These positive additions were offset in part by $1.9 million of severance costs accrued in the first quarter of 2006 in connection with the departures of two former officers and an increase of $292,000 of stock based compensation expense, due primarily to the adoption of SFAS 123(R).

Revenues. Revenues for the first quarter of 2006 and the first quarter of 2005 were $178.6 million and $165.0 million, respectively, representing an increase of 8.3%. The increase for the first quarter of 2006 was due to improvements in headcount and bill rates and revenues recorded by Pure Solutions. Billable headcount was 5,014 as of April 2, 2006 compared to billable headcount of 4,794 as of April 3, 2005. In addition, fee revenues from our vendor management services increased 100% to $5.4 million for the three months ended April 2, 2006 compared to $2.7 million for the three months ended April 3, 2005. This increase was due to the addition of new clients under management and an increase in the volume of managed spending in our existing vendor management programs.

Our staffing revenue growth was driven by our clients in the telecommunications industry sector. Revenues from the telecommunications sector increased by $7.2 million, or 32.3%, in the first quarter of 2006 compared to the first quarter of 2005 and accounted for 16.6% of our revenues in the first quarter of 2006 compared to 13.7% of revenues in the first quarter of 2005. Revenues from the financial services sector decreased over the same period by $1.6 million, or 3.0%, but represented our most significant industry sector at 28.2% of revenues in the first quarter of 2006.

Cost of Services. Cost of services for the first quarter of 2006 and first quarter of 2005 were $136.5 million and $127.4 million, respectively, representing an increase of 7.2%. The increase for the first quarter of 2006 was primarily the result of the growth in revenues. Cost of services as a percentage of revenue decreased to 76.4% in the first quarter of 2006 from

77.2% in the first quarter of 2005. The decrease in cost of services as a percentage of revenue was primarily due to the proportionate growth in fee income from our vendor management activities and our ability to obtain higher margins on certain current consultant placements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the first quarter of 2006 and 2005 were $33.5 million and $27.5 million, respectively, representing an increase of 21.8%. As a percentage of revenue, selling, general and administrative expenses increased to 18.8% in the first quarter of 2006 from 16.6% in the first quarter of 2005. Although we would typically expect these expenses to decline as a percentage of revenues as revenues increase, included in current year expenses were severance benefits of $1.9 million related to the resignation of two of our senior executives in the first quarter of 2006 (see Note 8 to the consolidated financial statements included elsewhere in this report) and certain investments we made in new staff positions to expand our sales efforts. The remaining increase was due primarily to the acquisition of Pure Solutions, an increase in sales commissions related to our revenue growth and professional fees related to compliance with the Sarbanes-Oxley Act of 2002. We expect to obtain operating leverage from this component of our cost structure if our revenues continue to increase.

Restructuring and Integration Costs. We did not incur restructuring and integration costs in the current year period because the key elements of our merger related activities were completed in 2005. For the three months ended April 3, 2005, we recorded restructuring and integration costs of $3.4 million, which represented services provided by third parties to integrate back office systems and transition costs related to duplicative leases.

The following is an analysis of the restructuring reserve for the quarter ended April 2, 2006.

	Employee severance	Lease costs	Total
	(In thousands)
Balance, January 1, 2006	$512	$2,463	$2,975
Cash payments	(342)	(179)	(521)

Balance, April 2, 2006	$170	$2,284	$2,454

Stock Based Compensation. Stock based compensation expense in the first quarter of 2006 and the first quarter of 2005 was $729,000 and $437,000, respectively. The increase was primarily due to our adoption of SFAS No. 123(R), Share Based Payment, as of January 2, 2006, which requires that we record compensation expense related to employee stock options in addition to previously recorded compensation related to restricted stock awards. Prior to January 1, 2006, we accounted for stock based compensation under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and therefore recorded no expense related to awards of stock options. See Note 2 to the consolidated financial statements included elsewhere in this report. Total compensation cost related to nonvested awards not yet recognized as expense as of April 2, 2006 was approximately $3.7 million, which will be expensed over a weighted average period of 1.7 years in future periods.

Depreciation and Amortization. Depreciation and amortization expense consists primarily of the depreciation of our fixed assets and amortization of our customer base intangible assets. For the first quarter of 2006 and the first quarter of 2005, depreciation and amortization expense was $2.2 million and $2.5 million, respectively, representing a decrease of 12.1%. This decline was due primarily to certain intangible assets becoming fully amortized subsequent to April 3, 2005, offset in part by amortization of a customer base intangible asset recorded with the purchase of Pure Solutions.

Interest Expense. Interest expense was $4.0 million in the first quarter of 2006 and 2005. Interest expense in the first quarter of 2005 included dividends on our mandatorily redeemable preferred stock in the amount of $843,000. This stock was redeemed in full in December 2005 with proceeds from the sale of our common stock. Net interest expense on borrowings under our credit facilities was $4.0 million in the first quarter of 2006 compared to $3.2 million in the first quarter of 2005. The increase was due to higher interest rates on our variable rate debt and an increase in borrowings under higher rate term loans. Interest expense in the current period was reduced by the change in the fair value of our interest rate swap and cap in the amount of $396,000. See “Liquidity and Capital Resources—Overview.”

Provision for Income Taxes. As of April 2, 2006, we had $83.6 million in net deferred tax assets and had recorded a valuation allowance against those assets as we concluded that it is more likely than not that these deferred tax assets will not be realized. Approximately $23.8 million of the valuation allowance is attributable to the deferred tax assets of the merger, for which any recognized tax benefits will be allocated to reduce goodwill or other noncurrent intangible assets. Income tax expense for the first quarter of 2006 includes the utilization of acquired net deferred tax assets from the merger ($129,000) and a provision for income taxes related to our United Kingdom operation ($21,000).

Liquidity and Capital Resources

Overview

We have historically financed our operations through internally generated funds, the issuance of preferred stock and borrowings under our credit facilities. At April 2, 2006, we had net working capital of $34.1 million compared to net working capital of $24.5 million at January 1, 2006.

On December 14, 2005, we and our U.S. subsidiaries entered into a senior credit agreement with Merrill Lynch Capital and a syndicate of lenders. The senior credit agreement provides for a two-year term loan of $10.0 million, which was funded on December 14, 2005, and which is scheduled to be repaid in eight equal quarterly principal installments commencing on March 31, 2006, and a revolving credit facility of up to $120.0 million, maturing on March 31, 2010. At the same time, we and our U.S. subsidiaries borrowed $100.0 million under a second lien term loan credit agreement with Merrill Lynch Capital and a syndicate of lenders, which matures on October 31, 2010.

Loans under the revolver bear interest at LIBOR plus a margin that can range from 2.25% to 2.50% or, at our option, the prime rate plus a margin that can range from 1.25% to 1.50%, each depending on our total debt to adjusted EBITDA ratio. The senior term loan bears interest at LIBOR plus a margin that can range from 2.75% to 3.00% or, at our option, the prime rate plus a margin that can range from 1.75% to 2.00%, each depending upon our total debt to adjusted EBITDA ratio. We pay a quarterly commitment fee of 0.5% per annum of the unused portion of the revolver. We and certain of our subsidiaries guarantee the loans and other obligations under the senior credit agreement. The obligations under the senior credit agreement and the related guaranties are secured by a perfected first priority security interest in substantially all of the assets of the Company and our U.S. subsidiaries, as well as the shares of capital stock of our direct and indirect U.S. subsidiaries and certain of the capital stock of our first-tier non-U.S. subsidiaries.

Borrowings under the revolver are limited to 85% of eligible accounts receivable, as defined, reduced by the amount of outstanding letters of credit and designated reserves. At April 2, 2006, these designated reserves were comprised of a minimum availability reserve of $5.0 million and a reserve for the Pure Solutions acquisition of $2.5 million. At April 2, 2006, we had outstanding borrowings under the revolver of $39.4 million at interest rates ranging from 7.47% to 9.25% per annum (weighted average rate of 7.89%) and borrowing availability of $69.9 million for general corporate purposes.

The principal balance of the senior term loan on April 2, 2006 was $8.75 million with an interest rate of 7.97%. We made a scheduled $1.25 million principal repayment on the term loan in the first quarter. After the end of the quarter we received a $6.4 million tax refund and made further repayments on the term loan with all of these sums as well. As of May 8, 2006, we had a remaining principal balance on the term loan of $2.4 million.

The second lien term loan bears interest at LIBOR plus 7.5% or, at our option, the prime rate plus 6.5%. The second lien term loan is guaranteed by the Company and certain of our subsidiaries and, together with the guaranties, is secured by a second priority security interest in substantially all of the assets of the Company and our U.S. subsidiaries, as well as the shares of capital stock of our direct and indirect U.S. subsidiaries and certain of the capital stock of our first-tier non-U.S. subsidiaries. The principal balance of the second lien term loan was $100.0 million as of April 2, 2006, at interest rates ranging from 12.25% to 12.47% per annum (weighted average rate of 12.38%).

We pay a fee on outstanding letters of credit equal to the LIBOR margin then applicable to the revolver. As of April 2, 2006, outstanding letters of credit totaled $3.3 million and the fee was 2.50% annually.

Each of the senior credit agreement and the second lien term loan agreement contain customary covenants for facilities of such type, including among other things, covenants that restrict our ability to make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. The financial covenants include a minimum fixed charge coverage ratio and maximum total leverage ratio. Each of the senior credit agreement and the second lien term loan agreement provides for mandatory prepayments under certain circumstances.

Each of the senior credit agreement and the second lien term loan agreement contains various events of default, including failure to pay principal and interest when due, breach of covenants, materially incorrect representations, default under other agreements, bankruptcy or insolvency, the occurrence of specified ERISA events, entry of enforceable judgments against us in excess of $2.0 million not stayed, and the occurrence of a change of control. If an event of default occurs, all commitments under the revolver may be terminated and all of our obligations under the senior credit agreement and the second lien term loan agreement could be accelerated by the lenders, causing all loans outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable. In the case of bankruptcy or insolvency, acceleration of our obligations under these credit facilities is automatic.

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

The interest rate swap and cap are recorded at fair value, based on an amount estimated by Merrill Lynch Capital, which represents the amount that Merrill Lynch Capital would have paid us at April 2, 2006 if the swap and cap had been terminated at that date. The combined net fair value at April 2, 2006 is approximately $898,000, which is included in our consolidated balance sheet in noncurrent assets. Effective with the repayment of our debt under our previous credit facilities on December 14, 2005, the expected cash flows that the swap and cap were designated to hedge against were no longer probable. As a result, the swap and the cap are no longer designated as cash flow hedges for accounting purposes. As a result, amounts previously recorded in accumulated other comprehensive income associated with changes in fair value of the derivative instruments were reversed to interest expense. Changes in fair value of the swap and cap are recorded in the statement of operations subsequent to December 14, 2005. We recorded $396,000 as a reduction of interest expense in the first quarter of 2006.

The following table summarizes our cash flow activity for the periods indicated:

	Three months ended
	April 2, 2006	April 3, 2005
	(In thousands)
Net cash used in operating activities	$(6,661)	$(6,237)
Net cash used in investing activities	(949)	(2,008)
Net cash provided by financing activities	5,831	8,404
Effect of exchange rates on cash	9	—

Net increase (decrease) in cash	$(1,770)	$159

Cash used in operating activities in the first quarter of 2006 was $6.7 million compared to $6.2 million in the prior year period. We generally experience negative cash flows from operations in the first quarter of the year because: (i) payroll taxes are higher in the first quarter until employees reach their annual limits; (ii) annual incentive bonuses for prior year performance are paid in the first quarter; and (iii) we pay certain annual customer rebates in the first quarter of each year. Additionally, cash payments for severance and rent on vacated office space amounted to $1.0 million and $1.8 million in the first quarter of 2006 and 2005, respectively. Cash flows from operating activities are also affected by the timing of cash receipts and disbursements and working capital requirements related to the growth in revenue. Our accounts receivable balance increased by $17.3 million from January 1, 2006 to April 2, 2006, due primarily to the growth in revenues and an increase in managed spending under our vendor management programs.

Cash used in investing activities in the first quarter of 2006 was $949,000 compared to $2.0 million in the 2005 period. Our cash flows associated with investing activities in both the current and prior year periods were comprised primarily of capital expenditures related to software enhancements to our PeopleSoft system, hardware for our internal information systems and leasehold improvements. Capital expenditures in fiscal year 2006 are currently expected to range from approximately $4.0 million to $6.0 million. We anticipate that our capital expenditure requirements for at least the next 12 months will be satisfied through a combination of cash flow from operations and borrowings under the revolver.

Cash provided by financing activities in the first quarters of 2006 and 2005 was $5.8 million and $8.4 million, respectively, representing primarily net borrowings under our credit facilities to fund operating and investing activities.

Pursuant to the terms of the revolver, we maintain a zero balance in our primary domestic cash accounts. Any excess cash in our accounts is swept on a daily basis and applied to repay borrowings under the revolver, and any cash needs are satisfied through borrowings under the revolver. Cash recorded on our consolidated balance sheet at April 2, 2006 and January 1, 2006 in the amount of $1.3 million and $3.1 million, respectively, represents cash balances at our United Kingdom and Pure Solutions subsidiaries.

We expect that our working capital requirements in the next 12 months will be satisfied through internally generated funds and borrowings under our credit facilities.

Debt Compliance

Our ability to continue operating is largely dependent upon our ability to maintain compliance with the financial covenants of our credit facilities. Both the senior credit agreement and second lien term loan credit agreement contain customary covenants and events of default, including the maintenance of a fixed charge coverage ratio and a total debt to adjusted EBITDA ratio, as defined. As of April 2, 2006, we were in compliance with all covenant requirements and we believe that we will be able to comply with these covenants throughout 2006. These agreements also place restrictions on our ability to enter into certain transactions without the approval of the lenders, such as the payment of dividends, disposition and acquisition of assets and the assumption of contingent obligations.

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

Recoverability of Goodwill and Other Intangible Assets

COMSYS assesses recoverability of goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires goodwill and other intangible assets with indefinite lives to be tested annually for impairment, unless an event occurs or circumstances change during the year that reduce or may reduce the fair value of the reporting unit below its book value, in which event an impairment charge may be required during the year. The annual test requires estimates and judgments by management to determine valuations for each reporting unit. Although we believe our assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially affect our reported financial results. Different assumptions related to future cash flows, operating margins, growth rates and discount rates could result in an impairment charge, which would be recognized as a noncash charge to operating income and a reduction in asset values on the balance sheet. Total goodwill amounted to $153.9 million at April 2, 2006 and $154.3 million at January 1, 2006.

Our intangible assets other than goodwill represent customer bases and are amortized over the respective estimated life of the customer base, ranging from two to eight years. At April 2, 2006 and January 1, 2006, net intangible assets were $10.7 million and $11.3 million, respectively. In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, we evaluate the recoverability and estimated useful lives of such assets. The estimated future undiscounted cash flows associated with the assets are compared to the assets’ carrying amount to determine if a write-down to fair value is necessary. We believe that all of our long-lived assets are fully realizable as of April 2, 2006.

Collectibility of Accounts Receivable

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain allowances for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. For 2006 and 2005, we also considered the impact on collections of the integration of the Old COMSYS and Venturi back office systems. Further, we monitor current economic trends that might impact the level of credit losses in the future. Since we cannot predict with certainty future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. Additional allowances may be required if the economy or the financial condition of our customers deteriorates. If we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which we made such a determination. As of April 2, 2006 and January 1, 2006, the allowance for uncollectible accounts receivable was $5.1 million and $4.4 million, respectively.

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

Derivatives

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), requires that the Company record its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting. The Company accounts for its derivative instruments that are not designated as hedges at fair value with changes in fair value recorded in earnings. The Company does not enter into derivative instruments for speculation or trading purposes.

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in interest expense when the hedged transactions are interest cash flows associated with floating rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other income or expense in current earnings during the period of change.

Stock Based Compensation

We account for stock based compensation in accordance with SFAS 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share based awards at the grant date requires judgment in estimating certain valuation model assumptions, including stock price volatility, dividends and risk free interest rates. In addition, judgment is also required in estimating the amount of share based awards that are expected to be forfeited. Stock based compensation expense was $729,000 and $437,000 for the three months ended April 2, 2006 and April 3, 2005, respectively.

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

Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or that the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in this section and elsewhere in this report, as well as in the “Risk Factors” section included in our most recent Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

The interest rate swap and cap are recorded at fair value, based on an amount estimated by Merrill Lynch Capital, which represents the amount that Merrill Lynch Capital would have paid us at April 2, 2006 if the swap and cap had been terminated at that date. The combined net fair value at April 2, 2006 was approximately $898,000, which is included in our consolidated balance sheet in noncurrent assets. Effective with the repayment of our debt on December 14, 2005, the expected cash flows that the swap and cap were designated to hedge against were no longer probable. As a result, the swap and the cap are no longer designated as cash flow hedges for accounting purposes. As a result, amounts previously recorded in accumulated other comprehensive income associated with changes in fair value of the hedges were reversed to interest expense. Changes in fair value of the swap and cap are recorded in the statement of operations subsequent to December 14, 2005. The Company recorded $396,000 as a reduction of interest expense in the first quarter of 2006.

Outstanding debt under our senior and term loan credit agreements at April 2, 2006 was $148.1 million. Interest on these borrowings is based on the prime rate or LIBOR plus a variable margin. Based on the outstanding balance at April 2, 2006, a change of 1% in the interest rate would cause a change in net interest expense of approximately $1.1 million on an annual basis.

ITEM 4. CONTROLS AND PROCEDURES

Our management has established and maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of April 2, 2006, our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Following the merger of Venturi and Old COMSYS on September 30, 2004, as part of our integration of the two businesses, we began the process of transitioning Old COMSYS’ back office information system to Venturi’s PeopleSoft system and consolidating Venturi’s disparate back office operations, including payroll, billing, accounts payable, collections and financial reporting, to Old COMSYS’ shared services center located in Phoenix, Arizona. There has been no change in our internal control over financial reporting during the quarter ended April 2, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K in response to Item 1A. to Part I of Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Each exhibit identified below is filed as part of this report. Exhibits designated with an “*” are filed as an exhibit to this Quarterly Report on Form 10-Q. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements. The exhibit designated with a “#” is substantially identical to the Common Stock Purchase Warrant issued by us on the same date to Bank One, N.A., and to Common Stock Purchase Warrants, reflecting a transfer of a portion of such Common Stock Purchase Warrants, issued by us, as of the same date, to each of Inland Partners, L.P., Links Partners L.P., MatlinPatterson Global Opportunities Partners L.P. and R2 Investments, LDC. Exhibits previously filed as indicated below are incorporated by reference.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of COMSYS IT Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on October 4, 2004).

3.2	Amended and Restated Bylaws of COMSYS IT Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the SEC on October 4, 2004).

3.3	First Amendment to the Amended and Restated Bylaws of COMSYS IT Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on May 4, 2005).

4.1	Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old COMSYS Holdings stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Form 8-A/A filed with the SEC on November 2, 2004).

4.2	Amendment No. 1 to Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old COMSYS Holdings stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed with the SEC on May 6, 2005).

4.3	Amended and Restated Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old Venturi stockholders party thereto (incorporated by reference to Exhibit 4.3 to the Form 8-A/A filed with the SEC on November 2, 2004).

4.4	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old Venturi stockholders party thereto (incorporated by reference to Exhibit 4.4 to the Form 10-Q filed with the SEC on May 6, 2005).

4.5	Voting Agreement, dated as of September 30, 2004, by and among the Registrant and the stockholders party thereto (incorporated by reference to Exhibit 2.4 to the Form 8-K filed with the SEC on October 4, 2004).

4.6	Voting Agreement, dated as of September 30, 2004, between the Registrant and MatlinPatterson Global Opportunities Partners, L.P. (incorporated by reference to Exhibit 2.5 to the Form 8-K filed with the SEC on October 4, 2004).

4.7#	Common Stock Purchase Warrant dated as of April 14, 2003, issued by the Company in favor of BNP Paribas (incorporated by reference to Exhibit 99.16 to the Form 8-K filed with the SEC on April 25, 2003).

4.8	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.6 to the Form 10-K filed with the SEC on April 1, 2005).

10.1+	Resignation Agreement and Release dated February 2, 2006 between COMSYS Information Technology Services, Inc. and Michael T. Willis (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 3, 2006).

10.2+	Employment Agreement dated as of January 3, 2006 between COMSYS IT Partners, Inc. and Ken R. Bramlett, Jr. (incorporated by reference to Exhibit 10.18 to the Form 10-K filed with the SEC on March 17, 2006).

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2006	COMSYS IT PARTNERS, INC.

	By:	/s/ LARRY L. ENTERLINE
	Name:	Larry L. Enterline
	Title:	Chief Executive Officer

Date: May 12, 2006	By:	/s/ JOSEPH C. TUSA, JR.
	Name:	Joseph C. Tusa, Jr.
	Title:	Senior Vice President and Chief Financial Officer

S-1