Form 10-Q
period 2006-07-02
COMSYS IT PARTNERS INC
filed 2006-08-07
CIK 948850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2006.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 000-27792

COMSYS IT PARTNERS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-1930691 (I.R.S. employer Identification number)
4400 Post Oak Parkway, Suite 1800
Houston, TX 77027
(Address, including zip code, of principal executive offices)
(713) 386-1400
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     The number of shares of the registrant’s common stock outstanding as of August 1, 2006, was 18,855,272.

PART I
ITEM 1. FINANCIAL STATEMENTS
COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months and Six Months Ended July 2, 2006 and July 3, 2005
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Revenues from services	$187,609	$162,185	$366,201	$327,138
Cost of services	141,736	124,647	278,256	252,013

Gross profit	45,873	37,538	87,945	75,125

Operating expenses:
Selling, general and administrative	34,283	29,518	68,521	57,473
Restructuring and integration costs	—	424	—	3,852
Depreciation and amortization	2,167	2,515	4,339	4,986

Total operating expenses	36,450	32,457	72,860	66,311

Operating income	9,423	5,081	15,085	8,814
Interest expense, net	3,573	4,348	7,530	8,374
Other (income) expense, net	(170)	4	(294)	(83)

Income before income taxes	6,020	729	7,849	523
Income tax benefit	5,342	—	5,192	—

Net income	$11,362	$729	$13,041	$523

Basic earnings per common share	$0.60	$0.05	$0.69	$0.03
Diluted earnings per common share	$0.60	$0.05	$0.69	$0.03

Weighted average common shares outstanding:
Basic	18,562	15,418	18,556	15,375
Diluted	18,920	16,154	18,862	15,956
See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Balance Sheets
At July 2, 2006 and January 1, 2006
(In thousands, except per share data)

	July 2,	January 1,
	2006	2006
	(Unaudited)
Assets
Current assets:
Cash	$1,511	$3,099
Accounts receivable, net of allowance of $4,317 and $4,427, respectively	194,060	170,321
Prepaid expenses and other	3,850	3,729

Total current assets	199,421	177,149
Fixed assets, net	13,760	14,976
Goodwill	153,737	154,322
Intangible assets, net	10,188	11,262
Deferred financing costs, net	4,109	4,655
Restricted cash	2,764	2,939
Other assets	2,266	1,618

Total assets	$386,245	$366,921

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$115,021	$108,432
Payroll and related taxes	28,218	22,600
Current maturities of long-term debt	1,370	5,000
Interest payable	991	933
Other	14,005	15,667

Total current liabilities	159,605	152,632
Long-term debt	134,599	137,273
Other non-current liabilities	5,578	5,920

Total liabilities	299,782	295,825

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01; 95,000 shares authorized; 18,855 and 18,738 shares outstanding at July 2, 2006 and January 1, 2006, respectively	188	187
Common stock warrants	2,270	2,815
Deferred stock compensation	—	(1,749)
Accumulated other comprehensive loss	(7)	(65)
Additional paid-in capital	203,056	201,993
Accumulated deficit	(119,044)	(132,085)

Total stockholders’ equity	86,463	71,096

Total liabilities and stockholders’ equity	$386,245	$366,921

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended July 2, 2006 and July 3, 2005
(In thousands)
(Unaudited)

	Six months ended
	July 2,	July 3,
	2006	2005
Cash flows from operating activities
Net income	$13,041	$523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,339	4,986
Provision for doubtful accounts	1,408	1,230
Stock based compensation	1,679	876
Amortization of deferred financing costs	550	548
Noncash interest expense, net	—	1,685
Increase in fair value of derivative instruments	(699)	—
Other noncash gains, net	(101)	—
Changes in operating assets and liabilities:
Accounts receivable	(25,003)	(17,967)
Prepaid expenses and other	863	2,124
Accounts payable	6,461	10,965
Payroll and related taxes	5,136	(1,606)
Other	(335)	(2,174)

Net cash provided by operating activities	7,339	1,190

Cash flows from investing activities
Capital expenditures	(2,057)	(3,914)
Cash paid for acquisitions	(1,250)	(348)
Change in other noncurrent assets	8	(20)

Net cash used in investing activities	(3,299)	(4,282)

Cash flows from financing activities
Borrowings under revolving credit facility, net	1,640	6,672
Repayments of long-term debt	(7,944)	(3,750)
Exercise of stock options and warrants	624	384
Cash paid for stock issuance costs	(35)	—
Cash paid for financing costs	—	(40)

Net cash provided by (used in) financing activities	(5,715)	3,266

Effect of exchange rates on cash	87	—

Net increase (decrease) in cash	(1,588)	174
Cash, beginning of period	3,099	710

Cash, end of period	$1,511	$884

Supplemental cash flow information
Interest paid	$8,253	$5,991
Interest received	632	15
Income tax refund	5,799	—
See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. General
     The unaudited consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature that, in the opinion of management, are necessary to present fairly the results of operations of COMSYS IT Partners, Inc. and its subsidiaries (collectively, the “Company”) for the interim periods presented. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 1, 2006 and related Form 10-K/A, in each case as filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.
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
     On October 31, 2005, COMSYS purchased all of the outstanding stock of Pure Solutions, Inc. (“Pure Solutions”), an information technology services company with operations in northern California; this acquisition was not material to the Company’s business. The purchase price was comprised of a $7.5 million cash payment at closing plus up to $7.5 million of earnout payments over three years. In connection with the purchase, the Company recorded a customer base intangible asset in the amount of $6.6 million, which was valued using a discounted cash flow analysis. The fair value of Pure Solutions’ net identifiable assets exceeded the initial purchase price by $1.1 million, and this amount was recorded as a liability at the date of purchase. In June 2006, COMSYS made an earnout payment of $1.25 million, of which $1.1 million was charged to the liability with the remainder to goodwill. Future earnout payments, if any, will be recorded to goodwill. The operations of Pure Solutions are included in the consolidated statement of operations for periods subsequent to the purchase.
     Certain reclassifications of prior year’s balances have been made to conform to the current period presentation.
2. Stock Based Compensation
     At July 2, 2006, the Company had two types of stock based employee compensation: stock options and restricted stock. Prior to January 2, 2006, the Company accounted for these awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No stock based compensation expense related to stock options was recorded in periods prior to January 2, 2006, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 2, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the modified-prospective transition method. Under that transition method, compensation cost recognized in the first six months of 2006 included: (a) compensation cost for all share based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The straight-line recognition method is used to recognize compensation expense associated with share based payments that are subject to graded vesting based on service conditions. Results for prior periods have not been restated.

COMSYS IT Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
     As a result of adopting SFAS 123(R) on January 2, 2006, the Company’s income before income taxes and net income for the three months ended July 2, 2006 were $0.4 million lower than if it had continued to account for share based compensation under Opinion 25. Basic and diluted earnings per share for the three months ended July 2, 2006 were each $0.02 lower than if the Company had continued to account for stock based compensation under Opinion 25. For the six months ended July 2, 2006, the adoption of SFAS 123(R) resulted in a $0.6 million reduction in income before taxes and net income and both basic and diluted earnings per share were lower by $0.03.
     The following table illustrates the effect on net income and net income per share during the periods presented as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans in the prior year period. For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods.

	Three months ended	Six months ended
	July 3, 2005	July 3, 2005
	(In thousands)
Net income attributable to common stockholders as reported	$729	$523
Add stock based compensation included in reported net income, net of tax effect	439	876
Deduct stock based compensation determined under fair value based method for all awards, net of tax effect	(663)	(1,336)

Pro forma net income	$505	$63

Basic and diluted net income per share, as reported	$0.05	$0.03
Basic and diluted pro forma net income per share	0.03	0.00
     On October 21, 1999, COMSYS Holding adopted a stock incentive plan (the “1999 Plan”) under which officers and other key employees were granted stock options at or above the fair market value of the stock on the date of the grant. Under the terms of the 1999 Plan, stock options vested over a five-year period from the date of grant and would expire after ten years. In the merger, effective September 30, 2004, each outstanding option under the 1999 Plan became exercisable, when vested, for 0.0001 of a share of Venturi (now COMSYS) common stock. No future grants will be made under this plan and, as of July 2, 2006, there were 54 options outstanding relating to previous grants made prior to the merger.
     In 2003, Venturi terminated its 1995 Stock Option Plan (the “1995 Plan”). Only 2,678 stock options remained outstanding under the 1995 Plan as of July 2, 2006. Although the 1995 Plan has been terminated and no future option issuances will be made under it, these remaining outstanding stock options will continue to be exercisable in accordance with their terms. As a result of the merger, all outstanding options under the 1995 Plan are exercisable.
     In 2003, Venturi adopted the 2003 Equity Incentive Plan (the “2003 Equity Plan”). At that time Venturi granted stock options for 503,400 shares to certain of its executive officers. The initial stock option grants to these officers were scheduled to vest monthly at an annual rate of 25%, but all vested in their entirety on the closing of the merger. In September 2003, Venturi granted an additional 169,700 options under the 2003 Equity Plan to key employees and in October 2004, the Company issued 100,000 options under this plan to a key employee. These options have a term of 10 years. As of July 2, 2006, there were 640,400 options outstanding under this plan of which 573,734 were vested.
     In connection with the merger, the Company’s board of directors adopted and the stockholders approved the 2004 Stock Incentive Plan (the “2004 Equity Plan”). Under the 2004 Equity Plan, 1,159,669 shares of COMSYS common stock were reserved for issuance to the Company’s officers, employees, directors and consultants. As of July 2, 2006, options to purchase 574,502 shares of COMSYS common stock were outstanding under this plan with exercise prices ranging from $8.20 to $11.98 per share, representing the market value of the Company’s common stock at the original grant date. Options granted under this plan generally vest over a three-year period from the date of grant and expire after ten years. The Company also had 35,500 restricted shares outstanding under the 2004 Equity Plan as of July 2, 2006. As of July 2, 2006, 534,342 shares of common stock remain available for issuance under the 2004 Equity Plan.

COMSYS IT Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
     A summary of option activity under the plans for the six months ended July 2, 2006 is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average Exercise	Life	Intrinsic Value
	Shares	Price	(in years)	(in thousands)
Balance at January 1, 2006	980,836	$10.60
Granted	256,000	11.07
Exercised	(1,666)	8.55
Forfeited	(17,536)	10.98

Balance at July 2, 2006	1,217,634	$10.66	7.9	$7,087

Exercisable at July 2, 2006	692,651	$11.33	7.1	$4,283
Vested or expected to vest (as of July 2, 2006)	1,153,647	$10.69	7.8	$6,767
     The fair value of options granted in the first six months of 2006 was estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table.

July 2, 2006
Expected life	6 years
Risk-free interest rate	4.375%
Expected volatility	45%
Dividend yield	—
     Due to the limited number of option exercises following the merger, the expected term was estimated as the approximate midpoint between the vesting term and the contractual term; this represents the period of time that options granted are expected to be outstanding. The risk-free interest rate was based on U.S. Treasury rates in effect at the date of grant with maturity dates approximately equal to the expected life of the option at the grant date. Due to the limited trading history of the Company’s common stock following the merger, the expected volatility assumption was based on an analysis of the actual realized historical volatility of the common stock of the Company as well as that of its peers. There were no options granted in the first six months of 2005.
     The weighted-average grant-date fair value of options granted during the first three months of fiscal 2006 was $5.47. There were no options granted in the second quarter of 2006. Cash received from option exercises was $14,000 and $0.4 million during the first six months of 2006 and 2005, respectively, and was included in financing activities in the accompanying consolidated statements of cash flows. The total intrinsic value of options exercised during the three and six months ended July 2, 2006 was $9,000. For the three and six months ended July 3, 2005, the total intrinsic value of options exercised was $0.2 million. The Company has historically used newly issued shares to satisfy share option exercises and expects to continue to do so in future periods.
     Restricted stock awards are grants that entitle the holder to shares of common stock as the award vests. The Company measures the fair value of restricted shares based upon the closing market price of the Company’s common stock on the date of grant. Restricted stock awards that vest in accordance with service conditions are amortized over their applicable vesting period using the straight-line method.
     Effective January 1, 2004, COMSYS Holding adopted the 2004 Management Incentive Plan (the “Plan”). The Plan was structured as a stock issuance program under which eligible employees might receive shares of COMSYS Holding nonvoting Class D Preferred Stock in exchange for payment at the then current fair market value of these shares.
     Effective July 1, 2004, 1,000 shares of Class D Preferred Stock were issued by COMSYS Holding under the Plan. Effective with the merger, these shares were exchanged for a total of 1,405,844 restricted shares of COMSYS common stock. One-third of these shares, or 468,615 shares, were vested at the merger date. Another 468,615 shares were scheduled to vest in equal installments of 156,205 shares on January 1st of each of the years 2005, 2006 and 2007, and the remaining 468,614 shares were scheduled to vest in equal annual installments if specified earnings targets were met for fiscal years 2004, 2005

COMSYS IT Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
and 2006, in each case subject to earlier vesting as discussed below. The earnings targets were not met for 2004 or 2005 and are not expected to be met for 2006 and, accordingly, no compensation expense has been recognized to date on these shares. A total of 624,820 and 156,205 shares vested in fiscal 2004 and fiscal 2005, respectively, resulting in stock based compensation expense of $7.0 million and $1.8 million in each respective period. The compensation expense associated with the 156,205 shares that are scheduled to vest on January 1, 2007 totals $1.8 million and is being recognized in fiscal 2006 on a straight-line basis. To the extent any of the shares subject to specified earnings targets vest, the Company will recognize the related stock based compensation expense. In 2007, any shares that do not vest will be repurchased by the Company for the amount of the participants’ original investment and ultimately purchased by or distributed to certain existing stockholders which would result either in additional stock based compensation expense or a deemed dividend (see Note 8). The Company and the Compensation Committee of its Board of Directors are currently reviewing potential revisions to this Plan. If any Plan modifications are made, additional stock based compensation expense or dividends may be required to be recorded.
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
     The following activity has occurred in 2006 related to restricted stock. There were no shares issued in the first six months of 2005.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested balance at January 1, 2006	312,410	$11.20
Granted	239,609	$2.72
Vested	—
Forfeited	(76,540)	$11.20

Nonvested balance at July 2, 2006	475,479	$6.93

     The shares issued to employees in the first six months of 2006 are subject to a three-year vesting requirement and the compensation expense associated with these shares is amortized using the straight-line method. Forfeitures and grants in the table above include shares held by our former Chief Executive Officer Michael T. Willis, the terms of which were modified in connection with his resignation from the Company (Note 8).
     As of July 2, 2006, there was $3.2 million of total unrecognized compensation costs related to non-vested option and restricted stock awards granted under the plans, which are expected to be recognized over a weighted-average period of 1.6 years. No options or restricted shares vested during the first six months of 2006.
3. Income Taxes
     As of July 2, 2006, COMSYS had $75.3 million in net deferred tax assets and had recorded a valuation allowance against those assets as the Company has concluded that it is more likely than not that these deferred tax assets will not be realized. The decrease in the valuation allowance from January 1, 2006 resulted primarily from a reduction due to pretax book income earned in 2006 and a federal income tax refund of $5.8 million received during the second quarter of 2006. Approximately $23.4 million of the valuation allowance is attributable to the deferred tax assets of the merger, for which any recognized tax benefits will be allocated to reduce goodwill or other noncurrent intangible assets. The income tax benefit for the second quarter of 2006 is the result of a federal income tax refund of $5.8 million, net of the impact of the release of the valuation allowance on acquired net deferred tax assets from the merger ($0.4 million) and a provision for foreign income taxes related to the Company’s profitable foreign operations ($0.1 million). For the six months

COMSYS IT Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
ended July 2, 2006, the income tax benefit was comprised of the federal income tax refund ($5.8 million) net of the impact of release of the valuation allowance on acquired net deferred tax assets from the merger ($0.6 million) and a provision for foreign income taxes related to the Company’s profitable foreign operations ($38,000).
     The federal income tax refund and related interest totaled $6.4 million and resulted from legislation that allowed the Company to carry back a portion of its 2002 net operating loss to prior years. The refund resulted from a loss carryback to periods prior to the current ownership of the Company. The Company’s ability to collect this refund was subject to certain regulatory and other approvals; therefore, COMSYS did not record the benefit of this refund until these approvals were received. The Company applied the proceeds of this refund to repay its senior term loan.
     The Company has not paid United States federal income tax on the undistributed foreign earnings of its foreign subsidiaries as it is the Company’s intent to indefinitely reinvest such earnings in its foreign subsidiaries. Pretax income attributable to the Company’s profitable foreign operations amounted to $0.1 million and $0.1 million in the three months and six months ended July 2, 2006, respectively.
4. Earnings Per Share
     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.
     Dilutive securities include 325,554 warrants to purchase the Company’s common stock. The warrant holders are entitled to participate in dividends declared on common stock as if the warrants were exercised for common stock. As a result, for purposes of calculating basic earnings per common share, income attributable to warrant holders has been excluded from net income.
     The computation of basic and diluted earnings per share is as follows:

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Net income attributable to common stockholders — basic	$11,126	$700	$12,770	$502
Net income attributable to warrant holders	236	29	271	21

Net income attributable to common stockholders — dilutive	11,362	729	13,041	523

Weighted average common shares outstanding	18,562	15,418	18,556	15,375
Add: dilutive stock options and warrants	358	736	306	581

Diluted weighted average common shares outstanding	18,920	16,154	18,862	15,956

Basic earnings per share attributable to common stockholders	$0.60	$0.05	$0.69	$0.03
Diluted earnings per common share	$0.60	$0.05	$0.69	$0.03
     For the three months and six months ended July 2, 2006, 257,000 and 255,000 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. For the three months and six months ended July 3, 2005, all options and warrants were included in the computation of diluted earnings per share.
5. Restructuring and Other Charges
     In connection with the merger in 2004, the Company recorded reserves amounting to $17.2 million for severance payouts and the costs to eliminate duplicate office space. Of this amount, $12.5 million was related to the termination of Venturi employees and leases and was included in the purchase price allocation in accordance with the Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and $4.7 million was related primarily to Old COMSYS terminated employees and leases and was charged to integration and restructuring expense. In planning for the merger, the Company also began to plan for the integration and restructuring of its business. Shortly after the merger, approximately 185 employees of the two companies were notified that their positions were being

COMSYS IT Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
eliminated as the overhead structures of the companies were combined. Certain costs of implementing this plan are included in the reported amount of goodwill.
     In July 2005, the Company announced to its employees that it was reorganizing its management team in the process of continued integration of Venturi’s operations into COMSYS. This reorganization resulted in the elimination of approximately 20 staff positions and, as a result, the Company recorded an additional restructuring charge of $0.8 million in the third quarter of 2005 for severance payouts.
     The following is a summary of the liability for integration and restructuring costs for the six months ended July 2, 2006:

	Employee
	severance	Lease costs	Total
	(In thousands)
Balance, January 1, 2006	$512	$2,463	$2,975
Cash payments	(512)	(471)	(983)

Balance, July 2, 2006	$—	$1,992	$1,992

     Of the remaining balance at July 2, 2006, COMSYS expects to pay approximately $0.7 million in the subsequent 12 months and the balance, which consists of lease payments, over approximately 3.4 years.
6. Long-Term Debt
     Long-term debt consisted of the following:

	July 2,	January 1,
	2006	2006
	(In thousands)
Debt outstanding under credit facilities:
Senior credit facility — revolver	$33,915	$32,273
Senior credit facility — senior term loan	2,054	10,000
Second lien term loan	100,000	100,000

	135,969	142,273
Less current maturities	1,370	5,000

Long-term obligations, excluding current maturities	$134,599	$137,273

     On December 14, 2005, the Company and its U.S. subsidiaries entered into a senior credit agreement with Merrill Lynch Capital and a syndicate of lenders. The senior credit agreement provided for a two-year term loan of $10.0 million, which was funded on December 14, 2005, and which was originally scheduled to be repaid in eight equal quarterly principal installments commencing on March 31, 2006, and a revolving credit facility of up to $120.0 million, maturing on March 31, 2010. At the same time, the Company and its U.S. subsidiaries borrowed $100.0 million under a second lien term loan credit agreement with Merrill Lynch Capital and a syndicate of lenders, which matures on October 31, 2010.
     The Company made the first scheduled principal payment on the senior term loan in the first quarter of 2006. In May 2006, the Company received a federal income tax refund in the amount of $5.8 million plus interest. The total refund of $6.4 million was used to pay down the principal balance of the senior term loan. Under the terms of the senior credit agreement, this principal payment reduced the scheduled quarterly payments to $0.3 million, and the first installment of this reduced amount was paid in the second quarter of 2006.
     Loans under the revolver bear interest at LIBOR plus a margin that can range from 2.25% to 2.50% or, at the Company’s option, the prime rate plus a margin that can range from 1.25% to 1.50%, each depending on the Company’s total debt to adjusted EBITDA ratio. The senior term loan bears interest at LIBOR plus a margin that can range from 2.75% to 3.00% or, at the Company’s option, the prime rate plus a margin that can range from 1.75% to 2.00%, each depending upon the Company’s total debt to adjusted EBITDA ratio. The Company pays a quarterly commitment fee of 0.5% per annum of the unused portion of the revolver. The Company and certain of its subsidiaries guarantee the loans and other obligations under the senior credit agreement. The obligations under the senior credit agreement are secured by a perfected first priority

COMSYS IT Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
security interest in substantially all of the assets of the Company and its U.S. subsidiaries, as well as the shares of capital stock of its direct and indirect U.S. subsidiaries and certain of the capital stock of its first-tier non-U.S. subsidiaries. Pursuant to the terms of the revolver, the Company maintains a zero balance in its primary domestic cash accounts. Any excess cash in those domestic accounts is swept on a daily basis and applied to repay borrowings under the revolver, and any cash needs are satisfied through borrowings under the revolver.
     Borrowings under the revolver are limited to 85% of eligible accounts receivable, as defined, reduced by the amount of outstanding letters of credit and designated reserves. At July 2, 2006, these designated reserves were a minimum availability reserve of $5.0 million, a $3.5 million reserve for outstanding letters of credit and a reserve for the Pure Solutions acquisition of $2.5 million. At July 2, 2006, the Company had outstanding borrowings of $33.9 million under the revolver at interest rates ranging from 8.12% to 9.75% per annum (weighted average rate of 8.31%) and borrowing availability under the revolver of $75.1 million for general corporate purposes. Fees paid on outstanding letters of credit are equal to the LIBOR margin then applicable to the revolver, which at July 2, 2006 was 2.50%. The principal balance of the senior term loan on that date was $2.1 million with interest rates of 8.49% to 8.62% (weighted average rate of 8.60%).
     The second lien term loan bears interest at LIBOR plus 7.5% or, at the Company’s option, the prime rate plus 6.5%. The second lien term loan is guaranteed by the Company and certain of its subsidiaries and is secured by a second priority security interest in substantially all of the assets of the Company and its U.S. subsidiaries, as well as the shares of capital stock of its direct and indirect U.S. subsidiaries and certain of the capital stock of its first-tier non-U.S. subsidiaries. The principal balance of the second lien term loan was $100.0 million as of July 2, 2006, at interest rates ranging from 12.68% to 13.12% per annum (weighted average rate of 12.94%).
     Each of the senior credit agreement and the second lien term loan agreement contain customary covenants for facilities of such type, including among other things, covenants that restrict the Company’s ability to make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. The financial covenants include a minimum fixed charge coverage ratio and maximum total leverage ratio. Each of the senior credit agreement and the second lien term loan agreement provides for mandatory prepayments under certain circumstances. As of July 2, 2006, COMSYS was in compliance with all covenant requirements.
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
     The interest rate swap and cap are recorded at fair value, based on an amount estimated by Merrill Lynch Capital, which represents the amount that Merrill Lynch Capital would have paid the Company at July 2, 2006 and January 1, 2006 if the swap and cap had been terminated at that date. The combined net fair value at July 2, 2006 and January 1, 2006 was approximately $1.2 million and $0.5 million, respectively, and this sum was included in the consolidated balance sheet in noncurrent assets. Effective with the repayment of the Company’s debt under its previous credit facilities on December 14, 2005, the expected cash flows for which the swap and cap were designated to hedge against were no longer probable. As a result, the swap and the cap are no longer designated as cash flow hedges for accounting purposes. Therefore, amounts previously recorded in accumulated other comprehensive income associated with changes in fair value of the derivative instruments were reversed to interest expense. Changes in fair value of the swap and cap are recorded in the statement of operations subsequent to December 14, 2005. The Company recorded $0.3 million and $0.7 million as a reduction of interest expense in the three months and six months ended July 2, 2006, respectively.

COMSYS IT Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
7. Commitments and Contingencies
     The Company has indemnified members of the Board of Directors and its corporate officers against any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that the individual is or was a director or officer of the Company. The individuals are indemnified, to the fullest extent permitted by law, against related expenses, judgments, fines and any amounts paid in settlement. The Company also maintains directors and officers insurance coverage in order to mitigate exposure to these indemnification obligations. The maximum amount of future payments is generally unlimited. There was no amount recorded for these indemnifications at July 2, 2006 and January 1, 2006. Due to the nature of these indemnifications, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist related to these indemnifications.
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
8. Executive Officer Resignations
     Margaret G. Reed, a former officer of the Company, resigned in January 2006. Subject to Ms. Reed’s execution of a release agreement, Ms. Reed is entitled to severance payments totaling $0.3 million and to certain other specified benefits. Also subject to the execution of such release, our Compensation Committee approved the payment of additional severance in the amount of $0.1 million to Ms. Reed. Ms. Reed’s unvested restricted shares will be repurchased by COMSYS at a price equal to the amount of Ms. Reed’s original investment and ultimately will be purchased by or distributed to certain existing stockholders.
     Effective February 2, 2006, Michael T. Willis resigned as the Company’s Chairman and Chief Executive Officer. COMSYS entered into a resignation agreement with Mr. Willis pursuant to which the Company agreed to pay Mr. Willis cash severance payments over a 24-month period in the aggregate amount of $1.15 million, consulting fees of $0.1 million, an expense allowance of $8,250 per month for 12 months and up to $1,000 per month to reimburse him for the cost of health benefits until he reaches the age of 65 or such time as another employer provides benefits. The agreement also provides that in addition to the 282,703 vested shares of common stock that Mr. Willis held at the time under the Company’s 2004 Management Incentive Plan, 204,109 unvested shares of restricted common stock held by Mr. Willis would vest if the average closing price of COMSYS common stock over any consecutive 30-day period ending on or before December 31, 2006 equals or exceeds $18.67 per share. Mr. Willis’ other unvested shares and these shares (to the extent that these shares do not vest) will be repurchased by COMSYS at a price equal to the amount of Mr. Willis’ original investment and ultimately will be purchased by other plan participants or distributed to certain existing stockholders.
     The Company recorded a $1.9 million charge in its 2006 first quarter consolidated statement of operations related to the severance benefits described above.

COMSYS IT Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
9. Comprehensive Income
     The following sets forth the amount of comprehensive income recorded by the Company for the periods indicated.

	Three months ended		Six months ended
	July 2,	July 3	July 2,	July 3
	2006	2005	2006	2005
	(In thousands)
Net income	$11,362	$729	$13,041	$523
Foreign currency translation adjustments	52	154	58	154
Net unrealized gain (loss) on change in fair values of derivative instruments	—	(315)	—	4

Total comprehensive income	$11,414	$568	$13,099	$681

10. Subsequent Events
Entry into Employment Agreement with Larry L. Enterline
     The Company entered into an employment agreement with its Chief Executive Officer Larry L. Enterline, dated as of July 27, 2006. The employment agreement provides for an annual base salary of $500,000, which may be increased as determined by the Compensation Committee of the Company’s Board of Directors. In addition, Mr. Enterline was awarded a signing bonus of $50,000 that was paid immediately. Mr. Enterline is eligible to participate in the executive incentive bonus plan. Under the incentive bonus plan, Mr. Enterline is eligible for an annual bonus, ranging from 50% to 200% of one-half of his annual base salary, also referred to as the bonus potential, based upon the achievement of certain EBITDA targets established by the Compensation Committee. Mr. Enterline will not earn any incentive unless a minimum of 90% of the EBITDA target is achieved
     Mr. Enterline’s employment agreement extends to December 31, 2008, subject to automatic one-year extensions unless the agreement is terminated in accordance with its terms. In the event that (i) the Company does not renew Mr. Enterline’s employment agreement, (ii) he is terminated other than for cause (as defined in the agreement), (iii) he resigns for good reason (as defined in the agreement), or (iv) his employment is terminated due to death or disability, Mr. Enterline will receive severance equal to $750,000, plus an amount equal to the average bonus earned by Mr. Enterline for the two years prior to his termination, payable in a lump sum or, in certain circumstances, over a 24-month period. Mr. Enterline would also be entitled to receive continued insurance and benefits for a 24-month period following such a termination. In the event that Mr. Enterline is terminated in connection with a change of control of the Company, he will be entitled to receive an additional severance benefit of $250,000 and all awards of unvested equity granted under the 2004 Stock Incentive Plan will automatically become fully vested.
     In connection with the execution of his employment agreement, Mr. Enterline also received a grant of 150,000 restricted shares of the Company’s common stock under the Company’s 2004 Stock Incentive Plan. One-third (or 50,000) of these shares vested on the grant date and two-thirds (or the remaining 100,000) will vest in equal installments on each of January 1, 2007, January 1, 2008 and January 1, 2009. This will result in compensation expense of $0.8 million in the third quarter of 2006 and $2.2 million in total related to this grant.
Changes Implemented at Compensation Committee Meeting
     The Compensation Committee also approved the following changes at a meeting held on July 27, 2006:
1.	The executive employment agreements for Mr. Michael H. Barker, Mr. Ken R. Bramlett, Jr., Mr. David Kerr and Mr. Joseph C. Tusa, Jr. will be amended to include (i) a proration of the incentive bonus in the event that the Company achieves a percentage of the EBITDA target that falls between specified target levels and (ii) a restriction on the maximum bonus potential.

2.	The Chairman of the Audit Committee will now receive an annual retainer of $15,000 and the Chairman of the Compensation Committee, if an outside director, will now receive an annual retainer of $7,500. The remaining members of the audit committee will now receive an annual retainer of $5,000. These annual retainers are in addition to the annual retainers and meeting fees they receive if they are an outside director, as disclosed in the proxy statement filed on Form DEF 14A with the Securities and Exchange Commission on June 27, 2006 (the “Proxy Statement”).

3.	Outside directors will no longer receive options to purchase shares of COMSYS common stock, but will receive 5,000 shares of restricted stock when they join the Board and subsequent annual grants of 2,000 shares of restricted stock on the date of each annual shareholders meeting. All of these shares will be 100% vested on the grant date. Effective July 27, 2006, a total of 9,000 shares of restricted stock were granted to Board members.
     Election of New Board Members
     The Company’s shareholders elected Robert Fotsch and Courtney McCarthy to COMSYS’ Board of Directors at the Company’s 2006 annual meeting. The biographies for Mr. Fotsch and Ms. McCarthy are included in the Proxy Statement.
     Mr. Fotsch was appointed to the Audit Committee of the Board of Directors and the Audit Committee now consists of three independent directors as required by Nasdaq Marketplace Rule 4350.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere in this report, as well as other reports we file with the Securities and Exchange Commission. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this report and in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006.
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
     Industry trends that affect our business include the:
•	rate of technological change;

•	rate of growth in corporate IT budgets;

•	penetration of IT staffing in the general workforce;

•	outsourcing of the IT workforce; and

•	consolidation of supplier bases.
     We continue to pursue selected acquisitions. Our sector is still highly fragmented, and we remain believers in using the acquisition process to add market share or extend our services lines. Although we plan to be very selective in choosing the opportunities we might pursue, we are looking for deals that would allow us to expand our scale or add complementary services offerings to our managed solutions group.
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
     The key elements of the integration of the legacy businesses of Old COMSYS and Venturi are complete, resulting in the:
•	consolidation of all 17 duplicate branch offices;

•	deployment of our proprietary front-office exchange (FOX) information system to the Venturi branch offices;

•	standardization of compensation plans for all account managers, recruiters and managing directors;

•	implementation of common health care and 401(k) programs;

•	transition of the Old COMSYS back office information system to Venturi’s PeopleSoft system and transition of legacy Venturi back office and accounting processes to our shared services operation located in Phoenix, Arizona, together resulting in the consolidation of all of the back office operations for COMSYS, including payroll, billing, accounts payable, collections and financial reporting; and

•	elimination of a substantial number of duplicative staff positions.
Results of Operations
     The following table sets forth the percentage relationship to revenues of certain items included in our unaudited consolidated statements of operations:

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	75.6	76.9	76.0	77.0

Gross profit	24.4	23.1	24.0	23.0

Selling, general and administrative expenses	18.3	18.2	18.7	17.6
Restructuring and integration costs	—	0.3	—	1.2
Depreciation and amortization	1.1	1.5	1.2	1.5

Total operating expenses	19.4	20.0	19.9	20.3

Operating income	5.0	3.1	4.1	2.7
Interest expense and other (income) expense, net	(1.8)	(2.7)	(1.9)	(2.5)
Income tax benefit	2.9	—	1.4	—

Net income	6.1. %	0.4%	3.6%	0.2%

Billable headcount at end of period	5,183	4,705	5,183	4,705
Quarter Ended July 2, 2006 Versus Quarter Ended July 3, 2005.
     We earned operating income of $9.4 million in the second quarter of 2006 compared to operating income of $5.1 million in the second quarter of 2005. The increase was due primarily to a general improvement in a number of our operating metrics, including increases in billable hours and average gross margin spreads, a decrease in restructuring and integration costs and the inclusion of operating income from Pure Solutions, the IT services company we purchased in October 2005. Additionally, in the prior year quarter we incurred $1.0 million of professional fees and other expenses related to an offering of our common stock that we withdrew. These positive factors were offset in part by a $0.5 million increase in stock based compensation expense during the second quarter, due primarily to the adoption of SFAS 123(R).
     Net income was $11.4 million in the second quarter of 2006 compared to $0.7 million in the prior year period. In addition to the increase in operating income, net income in the second quarter of 2006 included a federal income tax refund and related interest in the amount of $6.4 million. See “—Provision for Income Taxes.”
     Revenues. Revenues for the second quarter of 2006 increased by 15.7% to $187.6 million from $162.2 million in the second quarter of 2005 due primarily to increases in headcount and bill rates and to the inclusion of revenues from Pure Solutions. Billable headcount was 5,183 as of July 2, 2006 compared to billable headcount of 4,705 as of July 3, 2005. In addition, fee revenues from our vendor management services increased due to the addition of new clients under management and an increase in the volume of managed spending in our existing vendor management programs.
     Our staffing revenue growth was driven primarily by our clients in the telecommunications and financial services industry sectors. Revenues from the telecommunications sector increased by $10.6 million, or 44.7%, in the second quarter of 2006 compared to the second quarter of 2005 and accounted for 18.2% of our revenues in the second quarter of 2006 compared to 14.6% of revenues in the second quarter of 2005. Revenues from the financial services sector increased over the same period by $7.7 million, or 17.0%, and represented our most significant industry sector at 28.4% of revenues in the second quarter of 2006 compared to 28.0% in the prior year period.
     Cost of Services. Cost of services for the second quarter of 2006 increased by 13.7% to $141.7 million from $124.6 million in the second quarter of 2005 due primarily to the growth in revenues. Cost of services as a percentage of revenue decreased to 75.6% in the second quarter of 2006 from 76.9% in the second quarter of 2005. The decrease in cost of services as a percentage of revenue was primarily due to the proportionate growth in fee income from our vendor management and permanent placement activities and bill rates that increased proportionately faster than pay rates compared to the prior year period.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses in the second quarter of 2006 increased by 16.1% to $34.3 million from $29.5 million in the second quarter of 2005. As a percentage of revenue, selling, general and administrative expenses were 18.3% in the second quarter of 2006 compared to 18.2% in the prior year period. Although we would typically expect these expenses to decline as a percentage of revenues as revenues increase, included in current year expenses were certain investments we made in new staff positions to expand our sales and delivery efforts and higher levels of accruals for performance incentives and commissions as our financial performance has improved. The remaining increase was due primarily to the acquisition of Pure Solutions and an increase in stock based compensation expense. We expect to obtain operating leverage from this component of our cost structure if our revenues continue to increase.
     Stock based compensation expense in the second quarters of 2006 and 2005 was $1.0 million and $0.4 million, respectively. The increase was primarily due to our adoption of SFAS No. 123(R), Share Based Payment, as of January 2, 2006, which requires that we record compensation expense related to employee stock options in addition to previously recorded compensation related to restricted stock awards. Prior to January 1, 2006, we accounted for stock based compensation under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and therefore recorded no expense related to awards of stock options. See Note 2 to the unaudited consolidated financial statements included elsewhere in this report. Total compensation cost related to nonvested awards not yet recognized as expense as of July 2, 2006 was approximately $3.2 million, which will be expensed over a weighted average period of 1.6 years in future periods.
     Restructuring and Integration Costs. We did not incur restructuring and integration costs in the current year period as the key elements of our merger related activities were completed in 2005. For the three months ended July 3, 2005, we recorded restructuring and integration costs of $0.4 million, which represented services provided by third parties to integrate back office systems and transition costs related to duplicative leases.
     The following is an analysis of the restructuring reserve for the quarter ended July 2, 2006.

	Employee
	severance	Lease costs	Total
		(In thousands)
Balance, April 2, 2006	$170	$2,284	$2,454
Cash payments	(170)	(292)	(462)

Balance, July 2, 2006	$—	$1,992	$1,992

     Depreciation and Amortization. Depreciation and amortization expense consists primarily of the depreciation of our fixed assets and amortization of our customer base intangible assets. Depreciation and amortization expense decreased by 13.8% to $2.2 million in the second quarter of 2006 from $2.5 million in the second quarter of 2005. This decline was due primarily to certain intangible assets becoming fully amortized subsequent to July 3, 2005, offset in part by amortization of a customer base intangible asset recorded with the purchase of Pure Solutions.
     Interest Expense, Net. Net interest expense was $3.6 million in the second quarter of 2006 and $4.3 million in the prior year period. Interest expense in the second quarter of 2005 included dividends on our mandatorily redeemable preferred stock in the amount of $0.8 million. This stock was redeemed in full in December 2005 with proceeds from the sale of our common stock. Net interest expense on borrowings under our credit facilities was $4.1 million in the second quarter of 2006 compared to $3.2 million in the second quarter of 2005. The increase was due to higher interest rates on our variable rate debt and an increase in borrowings under higher rate term loans. Interest expense in the current period was reduced by the change in the fair value of our interest rate swap and cap in the amount of $0.3 million. See “Liquidity and Capital Resources—Interest Rate Swap and Cap.” In addition, in the current quarter we received interest income related to a federal income tax refund in the amount of $0.6 million. See “—Provision for Income Taxes.”
     Provision for Income Taxes. As of July 2, 2006, we had $75.3 million in net deferred tax assets and had recorded a valuation allowance against those assets as we concluded that it is more likely than not that these deferred tax assets will not be realized. Approximately $23.4 million of the valuation allowance is attributable to the deferred tax assets of the merger, for which any recognized tax benefits will be allocated to reduce goodwill or other noncurrent intangible assets.
     The income tax benefit for the second quarter of 2006 is the result of a federal income tax refund of $5.8 million, net of the impact of release of the valuation allowance on acquired net deferred tax assets from the merger and a provision for foreign income taxes related to our profitable foreign operations. The federal income tax refund resulted from legislation that allowed us to carry back a portion of our 2002 net operating loss to prior years. The refund resulted from a loss carryback to periods prior to the current ownership of the Company. Our receipt of this refund was subject to certain regulatory and other approvals; therefore, we did not record the benefit of this refund until these approvals were received.
Six Months Ended July 2, 2006 Versus Six Months Ended July 3, 2005.
     We earned operating income of $15.1 million in the first six months of 2006 compared to operating income of $8.8 million in the first six months of 2005. The increase was due primarily to a general improvement in a number of our operating metrics, including increases in billable hours and average gross margin spreads, a decrease in restructuring and integration costs and the inclusion of operating income from Pure Solutions, the IT services company we purchased in October 2005. Additionally, in the prior year period we incurred $1.0 million of professional fees and other expenses related to an offering of our common stock that we withdrew. These positive factors were offset in part by $1.9 million of severance costs accrued in the first quarter of 2006 in connection with the departures of two former officers and an increase of $0.8 million of stock based compensation expense during the period, due primarily to the adoption of SFAS 123(R).
     Net income was $13.0 million in the first six months of 2006 compared to $0.5 million in the prior year period. In addition to the increase in operating income, net income in the current year period included a federal income tax refund and related interest in the amount of $6.4 million. See “—Provision for Income Taxes.”
     Revenues. Revenues for the first six months of 2006 increased by 11.9% to $366.2 million from $327.1 million in the prior year period, due primarily to increases in headcount and bill rates and the inclusion of revenues from Pure Solutions. Billable headcount was 5,183 as of July 2, 2006 compared to billable headcount of 4,705 as of July 3, 2005. In addition, fee revenues from our vendor management services increased due to the addition of new clients under management and an increase in the volume of managed spending in our existing vendor management programs.
     Our staffing revenue growth was driven primarily by our clients in the telecommunications and financial services industry sectors. Revenues from the telecommunications sector increased by $17.8 million, or 38.7%, in the first six months of 2006 compared to the 2005 period and accounted for 17.4% of our revenues in the 2006 period compared to 14.1% of revenues in the prior year period. Revenues from the financial services sector increased over the same period by $11.1 million, or 11.9%, and represented our most significant industry sector at 28.3% of revenues in both the 2006 and 2005 periods.
     Cost of Services. Cost of services for the first six months of 2006 increased by 10.4% to $278.3 million from $252.0 million in the first six months of 2005, due primarily to the growth in revenues. Cost of services as a percentage of revenue decreased to 76.0% in the first six months of 2006 from 77.0% in the 2005 period. The decrease in cost of services as a percentage of revenue was primarily due to the proportionate growth in fee income from our vendor management and permanent placement activities and bill rates that increased proportionately faster than pay rates compared to the prior year period.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses in the first six months of 2006 increased by 19.2% to $68.5 million from $57.5 million in the first six months of 2005. As a percentage of revenue, selling, general and administrative expenses increased to 18.7% in the first six months of 2006 from 17.6% in the prior year period. Although we would typically expect these expenses to decline as a percentage of revenues as revenues increase, included in current year expenses were severance benefits of $1.9 million related to the resignation of two of our senior executives in the first quarter of 2006 (see Note 8 to the unaudited consolidated financial statements included elsewhere in this report), certain investments we made in new staff positions to expand our sales and delivery efforts and higher levels of accruals for performance incentives and commissions as our financial performance has improved. The remaining increase was due primarily to the acquisition of Pure Solutions, professional fees related to compliance with the Sarbanes-Oxley Act of 2002 and an increase in stock based compensation expense. We expect to obtain operating leverage from this component of our cost structure if our revenues continue to increase.
     Stock based compensation expense in the first six months of 2006 and 2005 was $1.7 million and $0.9 million, respectively. The increase was primarily due to our adoption of SFAS No. 123(R), Share Based Payment, as of January 2, 2006, which requires that we record compensation expense related to employee stock options in addition to previously recorded compensation related to restricted stock awards. Prior to January 1, 2006, we accounted for stock based compensation under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and therefore recorded no expense related to awards of stock options. See Note 2 to the consolidated financial statements included elsewhere in this report. Total compensation cost related to nonvested awards not yet recognized as expense as of July 2, 2006 was approximately $3.2 million, which will be expensed over a weighted average period of 1.6 years in future periods.
     Restructuring and Integration Costs. We did not incur restructuring and integration costs in the current year period because the key elements of our merger related activities were completed in 2005. For the six months ended July 3, 2005, we recorded restructuring and integration costs of $3.9 million, which represented services provided by third parties to integrate back office systems and transition costs related to duplicative leases.
     The following is an analysis of the restructuring reserve for the six months ended July 2, 2006.

	Employee
	severance	Lease costs	Total
		(In thousands)
Balance, January 1, 2006	$512	$2,463	$2,975
Cash payments	(512)	(471)	(983)

Balance, July 2, 2006	$—	$1,992	$1,992

     Depreciation and Amortization. Depreciation and amortization expense consists primarily of the depreciation of our fixed assets and amortization of our customer base intangible assets. Depreciation and amortization expense decreased by 13.0% to $4.3 million from $5.0 million in the prior year period. This decline was due primarily to certain intangible assets becoming fully amortized subsequent to July 3, 2005, offset in part by amortization of a customer base intangible asset recorded with the purchase of Pure Solutions.
     Interest Expense, Net. Net interest expense was $7.5 million in the first six months of 2006 and $8.4 million in the prior year period. Interest expense in the 2005 period included dividends on our mandatorily redeemable preferred stock in the amount of $1.7 million. This stock was redeemed in full in December 2005 with proceeds from the sale of our common stock. Net interest expense on borrowings under our credit facilities was $8.1 million in the first six months of 2006 compared to $6.1 million in the 2005 period. The increase was due to higher interest rates on our variable rate debt and an increase in borrowings under higher rate term loans. Interest expense in the current period was reduced by the change in the fair value of our interest rate swap and cap in the amount of $0.7 million. See “Liquidity and Capital Resources—Interest Rate Swap and Cap.”
     Provision for Income Taxes. As of July 2, 2006, we had $75.3 million in net deferred tax assets and had recorded a valuation allowance against those assets as we concluded that it is more likely than not that these deferred tax assets will not be realized. Approximately $23.4 million of the valuation allowance is attributable to the deferred tax assets of the merger, for which any recognized tax benefits will be allocated to reduce goodwill or other noncurrent intangible assets.
     The income tax benefit for the 2006 period is the result of a federal income tax refund of $5.8 million, net of the impact of release of the valuation allowance on acquired net deferred tax assets from the merger and a provision for foreign income taxes related to our profitable foreign operations. The federal income tax refund resulted from legislation that allowed us to carry back a portion of our 2002 net operating loss to prior years. The refund resulted from a loss carryback to periods prior to the current ownership of the Company. Our receipt of this refund was subject to certain regulatory and other approvals; therefore, we did not record the benefit of this refund until these approvals were received.

Liquidity and Capital Resources
     We have historically financed our operations through cash from operations, the issuance of common and preferred stock and borrowings under our credit facilities. At July 2, 2006, we had net working capital of $39.8 million compared to net working capital of $24.5 million at January 1, 2006. We expect that our working capital requirements in the next 12 months will be satisfied through cash from operations and borrowings under our credit facilities.
     We continue to evaluate financing alternatives with a goal of reducing our cost of capital. Our improving financial condition should enhance our ability to refinance our debt at more attractive interest rates.
Cash Flows
     The following table summarizes our cash flow activity for the periods indicated:

	Six months ended
	July 2,	July 3,
	2006	2005
	(In thousands)
Net cash provided by operating activities	$7,339	$1,190
Net cash used in investing activities	(3,299)	(4,282)
Net cash provided by (used in) financing activities	(5,715)	3,266
Effect of exchange rates on cash	87	—

Net increase (decrease) in cash	$(1,588)	$174

     Cash provided by operating activities in the first six months of 2006 was $7.3 million compared to $1.2 million in the prior year period. The increase was due primarily to the increase in earnings compared to the prior year period, including the receipt of a federal income tax refund and related interest totaling $6.4 million. In the current period, the increase in earnings, exclusive of the tax refund and noncash items, was offset for the most part by an increase in working capital requirements related to our revenue growth. Our accounts receivable balance increased by $23.7 million from January 1, 2006 to July 2, 2006, due primarily to the growth in revenues and an increase in managed spending under our vendor management programs.
     Cash used in investing activities in the first six months of 2006 was $3.3 million compared to $4.3 million in the 2005 period. Our cash flows associated with investing activities in both the current and prior year periods were comprised primarily of capital expenditures related to software enhancements to our PeopleSoft system, hardware for our internal information systems and leasehold improvements. Additionally, in June 2006 we made an earnout payment to the former owners of Pure Solutions in the amount of $1.25 million, as described in Note 1 to the unaudited consolidated financial statements. Capital expenditures in fiscal year 2006 are currently expected to range from approximately $4.0 million to $5.0 million.
     Our financing activities resulted in a net outflow of cash of $5.7 million in the first six months of 2006. We reduced our outstanding debt by $6.3 million during the current period, primarily due to the income tax refund referred to above. Cash received from the exercise of common stock options and warrants totaled $0.6 million in the current year period. For the six months ended July 3, 2005, cash provided by financing activities was $3.3 million, representing primarily net borrowings under our credit facilities to fund operating and investing activities.
     Pursuant to the terms of the revolver, we maintain a zero balance in our primary domestic cash accounts. Any excess cash in these accounts is swept on a daily basis and applied to repay borrowings under the revolver, and any cash needs are satisfied through borrowings under the revolver. Cash recorded on our consolidated balance sheet at July 2, 2006 and January 1, 2006 in the amount of $1.5 million and $3.1 million, respectively, represents cash balances at our United Kingdom and Pure Solutions subsidiaries, which are not subject to the daily sweep requirements under the revolver.
Credit Agreements and Related Covenants
     On December 14, 2005, we and our U.S. subsidiaries entered into a senior credit agreement with Merrill Lynch Capital and a syndicate of lenders. The senior credit agreement provided for a two-year term loan of $10.0 million, which was funded on December 14, 2005, and which was scheduled to be repaid in eight equal quarterly principal installments commencing on March 31, 2006, and a revolving credit facility of up to $120.0 million, maturing on March 31, 2010. At the same time, we and our U.S. subsidiaries borrowed $100.0 million under a second lien term loan credit agreement with Merrill Lynch Capital and a syndicate of lenders, which matures on October 31, 2010.
     The Company made the first scheduled principal payment on the senior term loan in the first quarter of 2006. In May 2006, the Company received a federal income tax refund, which with interest totaled $6.4 million. We used all of this cash to pay down the principal balance of the senior term loan. Under the terms of the senior credit agreement, this principal payment reduced the scheduled quarterly payments to $0.3 million, and we paid the first of these reduced payments in the second quarter of 2006.
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
     Borrowings under the revolver are limited to 85% of eligible accounts receivable, as defined, reduced by the amount of outstanding letters of credit and designated reserves. At July 2, 2006, these designated reserves were comprised of a minimum availability reserve of $5.0 million, a $3.5 million reserve for outstanding letters of credit and a reserve for the Pure Solutions acquisition of $2.5 million. At July 2, 2006, we had outstanding borrowings under the revolver of $33.9 million at interest rates ranging from 8.12% to 9.75% per annum (weighted average rate of 8.31%) and borrowing availability of $75.1 million for general corporate purposes. Fees paid on outstanding letters of credit are equal to the LIBOR margin then applicable to the revolver, which at July 2, 2006 was 2.50%. The principal balance of the senior term loan on July 2, 2006 was $2.1 million with interest rates of 8.49% to 8.62% (weighted average rate of 8.60%).
     The second lien term loan bears interest at LIBOR plus 7.5% or, at our option, the prime rate plus 6.5%. The second lien term loan is guaranteed by the Company and certain of our subsidiaries and, together with the guaranties, is secured by a second priority security interest in substantially all of the assets of the Company and our U.S. subsidiaries, as well as the shares of capital stock of our direct and indirect U.S. subsidiaries and certain of the capital stock of our first-tier non-U.S. subsidiaries. The principal balance of the second lien term loan was $100.0 million as of July 2, 2006, at interest rates ranging from 12.68% to 13.12% per annum (weighted average rate of 12.94%).
Debt Compliance
     Our ability to continue operating is largely dependent upon our ability to maintain compliance with the financial covenants of our credit facilities. Both the senior credit agreement and second lien term loan credit agreement contain customary covenants and events of default, including the maintenance of a fixed charge coverage ratio and a total debt to adjusted EBITDA ratio, as defined. As of July 2, 2006, we were in compliance with all covenant requirements and we believe that we will be able to comply with these covenants throughout 2006. These agreements also place restrictions on our ability to enter into certain transactions without the approval of the lenders, such as the payment of dividends, disposition and acquisition of assets and the assumption of contingent obligations. Each of the senior credit agreement and the second lien term loan agreement contain customary covenants for facilities of such type, including among other things covenants that restrict our ability to make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. Each of the senior credit agreement and the second lien term loan agreement provides for mandatory prepayments under certain circumstances. We have not paid cash dividends in the past and currently have no intention of paying them in the future.
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
Interest Rate Swap and Cap
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
     The interest rate swap and cap are recorded at fair value, based on an amount estimated by Merrill Lynch Capital, which represents the amount that Merrill Lynch Capital would have paid us at July 2, 2006 and January 1, 2006 if the swap and cap had been terminated at that date. The combined net fair value at July 2, 2006 and January 1, 2006 was approximately $1.2 million and $0.5 million, respectively, and this sum was included in our consolidated balance sheet in noncurrent assets. Effective with the repayment of our debt under our previous credit facilities on December 14, 2005, the expected cash flows that the swap and cap were designated to hedge against were no longer probable. As a result, the swap and the cap are no longer designated as cash flow hedges for accounting purposes. Therefore, amounts previously recorded in accumulated other comprehensive income associated with changes in fair value of the derivative instruments were reversed to interest expense. Changes in fair value of the swap and cap are recorded in the statement of operations subsequent to December 14, 2005. We recorded $0.3 million and $0.7 million as a reduction of interest expense in the three months and six months ended July 2, 2006, respectively.
Off-Balance Sheet Arrangements
     We had no off-balance sheet guarantees or other off-balance sheet arrangements as of July 2, 2006.
Contingencies and Indemnifications
     Details about the Company’s contingencies and indemnifications are available in Note 7 to the unaudited consolidated financial statements included elsewhere in this report.
Critical Accounting Policies and Estimates
     Our unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, also referred to as GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates include the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. We evaluate these estimates and assumptions on an ongoing basis, including but not limited to those related to revenue recognition, the recoverability of goodwill, collectibility of accounts receivable, reserves for medical costs, tax related contingencies and realization of deferred tax assets. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ materially from these estimates.
     We believe the following accounting policies are critical to our business operations and the understanding of our operations and include the more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements.
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
     Our intangible assets other than goodwill represent customer bases and are amortized over the respective estimated life of the customer base, ranging from two to eight years. In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, we evaluate the recoverability and estimated useful lives of such assets. The estimated future undiscounted cash flows associated with the assets are compared to the assets’ carrying amount to determine if a write-down to fair value is necessary. We believe that all of our long-lived assets are fully realizable as of July 2, 2006.
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
     We record an estimated tax liability or tax benefit for income taxes based on what we determine will likely be paid in the various tax jurisdictions in which we operate. We use our best judgment in the determination of these amounts. However, the liabilities ultimately realized and paid are dependent upon various matters, including resolution of tax audits, and may differ from amounts recorded. An adjustment to the estimated liability would be recorded as a provision or benefit to income tax expense in the period in which it becomes probable that the amount of the actual liability or benefit differs from the recorded amount.
Derivatives
     Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that the Company record its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting. The Company accounts for its derivative instruments that are not designated as hedges at fair value with changes in fair value recorded in earnings. The Company does not enter into derivative instruments for speculation or trading purposes.
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
Stock Based Compensation
     We account for stock based compensation in accordance with SFAS 123(R), Share-Based Payment. We adopted SFAS 123(R) as of January 2, 2006 using the modified-prospective transition method, as described in Note 2 to the unaudited consolidated financial statements. Under the fair value recognition provisions of this statement, share based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share based awards at the grant date requires judgment in estimating certain valuation model assumptions, including stock price volatility, dividends and risk free interest rates. In addition, judgment is also required in estimating the amount of share based awards that are expected to be forfeited.
     The Company granted stock options to key employees on January 3, 2006. All stock based payments subsequent to that date have been in the form of restricted stock awards.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Sensitivity
     We are exposed to market risks, primarily related to interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to changes in interest rates. Our use of derivative instruments has historically been limited to the arrangements described below, and it is expected that our use of derivative instruments will continue to be minimal. Our exposure to foreign currency fluctuations is insignificant.
Interest Rate Risk
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
     The interest rate swap and cap are recorded at fair value, based on an amount estimated by Merrill Lynch Capital, which represents the amount that Merrill Lynch Capital would have paid us at July 2, 2006 if the swap and cap had been terminated at that date. The combined net fair value at July 2, 2006 was approximately $1.2 million, which is included in our consolidated balance sheet in noncurrent assets. Effective with the repayment of our debt on December 14, 2005, the expected cash flows that the swap and cap were designated to hedge against were no longer probable. As a result, the swap and the cap are no longer designated as cash flow hedges for accounting purposes. Therefore, amounts previously recorded in accumulated other comprehensive income associated with changes in fair value of the hedges were reversed to interest expense. Changes in fair value of the swap and cap are recorded in the statement of operations subsequent to December 14,

2005. The Company recorded $0.3 million and $0.7 million as a reduction of interest expense in the three months and six months ended July 2, 2006, respectively.
     Outstanding debt under our senior and term loan credit agreements at July 2, 2006 was $136.0 million. Interest on these borrowings is based on the prime rate or LIBOR plus a variable margin. Based on the outstanding balance at July 2, 2006, a change of 1% in the interest rate would cause a change in net interest expense of approximately $1.0 million on an annual basis.
Equity Price Risks
     The trading price of our common stock has been and is likely to continue to be volatile and could be subject to wide fluctuations. Such fluctuations could impact our decision or ability to utilize the equity markets as a potential source of our funding needs in the future.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our management has established and maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures. As of July 2, 2006, our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of July 2, 2006.
Changes in Internal Controls over Financial Reporting
     There has been no change in our internal control over financial reporting during the six months ended July 2, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
     There have been no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K in response to Item 1A. to Part I of Form 10-K for the year ended January 1, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
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

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of COMSYS IT Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on October 4, 2004).

3.2	Amended and Restated Bylaws of COMSYS IT Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the SEC on October 4, 2004).

3.3	First Amendment to the Amended and Restated Bylaws of COMSYS IT Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on May 4, 2005).

4.1	Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old COMSYS Holdings stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Form 8-A/A filed with the SEC on November 2, 2004).

4.2	Amendment No. 1 to Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old COMSYS Holdings stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed with the SEC on May 6, 2005).

4.3	Amended and Restated Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old Venturi stockholders party thereto (incorporated by reference to Exhibit 4.3 to the Form 8-A/A filed with the SEC on November 2, 2004).

4.4	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old Venturi stockholders party thereto (incorporated by reference to Exhibit 4.4 to the Form 10-Q filed with the SEC on May 6, 2005).

4.5	Voting Agreement, dated as of September 30, 2004, by and among the Registrant and the stockholders party thereto (incorporated by reference to Exhibit 2.4 to the Form 8-K filed with the SEC on October 4, 2004).

4.6	Voting Agreement, dated as of September 30, 2004, between the Registrant and MatlinPatterson Global Opportunities Partners, L.P. (incorporated by reference to Exhibit 2.5 to the Form 8-K filed with the SEC on October 4, 2004).

4.7#	Common Stock Purchase Warrant dated as of April 14, 2003, issued by the Company in favor of BNP Paribas (incorporated by reference to Exhibit 99.16 to the Form 8-K filed with the SEC on April 25, 2003).

4.8	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.6 to the Form 10-K filed with the SEC on April 1, 2005).

10.1*	Employment Agreement dated as of July 27, 2006 between COMSYS IT Partners, Inc. and Larry L. Enterline.

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2006	COMSYS IT PARTNERS, INC.

	By:	/s/ LARRY L. ENTERLINE
	Name:	Larry L. Enterline
	Title:	Chief Executive Officer

Date: August 7, 2006	By:	/s/ JOSEPH C. TUSA, JR.
	Name:	Joseph C. Tusa, Jr.
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of COMSYS IT Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on October 4, 2004).

3.2	Amended and Restated Bylaws of COMSYS IT Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the SEC on October 4, 2004).

3.3	First Amendment to the Amended and Restated Bylaws of COMSYS IT Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on May 4, 2005).

4.1	Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old COMSYS Holdings stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Form 8-A/A filed with the SEC on November 2, 2004).

4.2	Amendment No. 1 to Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old COMSYS Holdings stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed with the SEC on May 6, 2005).

4.3	Amended and Restated Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old Venturi stockholders party thereto (incorporated by reference to Exhibit 4.3 to the Form 8-A/A filed with the SEC on November 2, 2004).

4.4	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old Venturi stockholders party thereto (incorporated by reference to Exhibit 4.4 to the Form 10-Q filed with the SEC on May 6, 2005).

4.5	Voting Agreement, dated as of September 30, 2004, by and among the Registrant and the stockholders party thereto (incorporated by reference to Exhibit 2.4 to the Form 8-K filed with the SEC on October 4, 2004).

4.6	Voting Agreement, dated as of September 30, 2004, between the Registrant and MatlinPatterson Global Opportunities Partners, L.P. (incorporated by reference to Exhibit 2.5 to the Form 8-K filed with the SEC on October 4, 2004).

4.7#	Common Stock Purchase Warrant dated as of April 14, 2003, issued by the Company in favor of BNP Paribas (incorporated by reference to Exhibit 99.16 to the Form 8-K filed with the SEC on April 25, 2003).

4.8	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.6 to the Form 10-K filed with the SEC on April 1, 2005).

10.1*	Employment Agreement dated as of July 27, 2006 between COMSYS IT Partners, Inc. and Larry L. Enterline.

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.