Form 10-Q
period 2006-10-01
COMSYS IT PARTNERS INC
filed 2006-11-09
CIK 948850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

      (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2006.
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
Large accelerated filer ☐           Accelerated filer ☑            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of October 31, 2006, was 19,199,690.

PART I
ITEM 1. FINANCIAL STATEMENTS
COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months and Nine Months Ended October 1, 2006 and October 2, 2005
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	October 1,	October 2	October 1,	October 2
	2006	2005	2006	2005
Revenue from services	$185,734	$163,199	$551,935	$490,337
Cost of services	139,991	123,286	418,247	375,299

Gross profit	45,743	39,913	133,688	115,038

Operating expenses:
Selling, general and administrative	33,074	30,337	101,595	87,810
Restructuring and integration costs	—	928	—	4,780
Depreciation and amortization	2,198	1,870	6,537	6,856

Total operating expenses	35,272	33,135	108,132	99,446

Operating income	10,471	6,778	25,556	15,592
Interest expense, net	4,851	4,402	12,381	12,776
Loss on early extinguishment of debt	2,468	—	2,468	—
Other (income) expense, net	22	(71)	(272)	(154)

Income before income taxes	3,130	2,447	10,979	2,970
Income tax expense (benefit)	274	—	(4,918)	—

Net income	$2,856	$2,447	$15,897	$2,970

Basic earnings per common share	$0.15	$0.16	$0.84	$0.19
Diluted earnings per common share	$0.15	$0.15	$0.84	$0.19
Weighted average common shares outstanding:
Basic	18,698	15,505	18,604	15,418
Diluted	19,299	15,933	19,026	15,684
See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Balance Sheets
At October 1, 2006 and January 1, 2006
(In thousands, except per share data)

	October 1,	January 1,
	2006	2006
	(Unaudited)
Assets
Current assets:
Cash	$2,998	$3,099
Accounts receivable, net of allowance of $3,456 and $4,427, respectively	211,374	170,321
Prepaid expenses and other	4,144	3,729

Total current assets	218,516	177,149
Fixed assets, net	12,488	14,976
Goodwill	152,428	154,322
Intangible assets, net	9,662	11,262
Deferred financing costs, net	3,227	4,655
Restricted cash	2,783	2,939
Other assets	865	1,618

Total assets	$399,969	$366,921

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$136,277	$108,432
Payroll and related taxes	27,957	22,600
Current maturities of long-term debt	3,750	5,000
Interest payable	502	933
Other	14,057	15,667

Total current liabilities	182,543	152,632
Long-term debt	121,354	137,273
Other noncurrent liabilities	5,162	5,920

Total liabilities	309,059	295,825

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 95,000 shares authorized; 19,155 and 18,738 shares outstanding at October 1, 2006 and January 1, 2006, respectively	191	187
Common stock warrants	1,734	2,815
Deferred stock compensation	—	(1,749)
Accumulated other comprehensive loss	5	(65)
Additional paid-in capital	205,168	201,993
Accumulated deficit	(116,188)	(132,085)

Total stockholders’ equity	90,910	71,096

Total liabilities and stockholders’ equity	$399,969	$366,921

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended October 1, 2006 and October 2, 2005
(In thousands)
(Unaudited)

	Nine months ended
	October 1,	October 2,
	2006	2005
Cash flows from operating activities
Net income	$15,897	$2,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,537	6,856
Provision for doubtful accounts	1,597	1,593
Stock based compensation	2,579	1,313
Write-off of deferred financing costs	1,083	—
Amortization of deferred financing costs	821	831
Noncash interest expense, net	—	2,516
Decrease in fair value of derivative instruments	(105)	—
Other noncash gains, net	(78)	—
Changes in operating assets and liabilities:
Accounts receivable	(42,479)	(31,328)
Prepaid expenses and other	1,370	3,905
Accounts payable	27,694	22,681
Payroll and related taxes	4,874	(5,340)
Other	112	(2,675)

Net cash provided by operating activities	19,902	3,322

Cash flows from investing activities
Capital expenditures	(2,479)	(5,675)
Cash paid for acquisitions	(1,250)	(1,096)
Change in other noncurrent assets	—	(59)

Net cash used in investing activities	(3,729)	(6,830)

Cash flows from financing activities
Borrowings under revolving credit facility, net	52,831	9,879
Proceeds from issuance of long-term debt	7,944	—
Repayments of long-term debt	(77,944)	(5,625)
Exercise of stock options and warrants	1,341	493
Cash paid for shelf registration costs	(73)	(53)
Cash paid for financing costs	(476)	(153)

Net cash provided by (used in) financing activities	(16,377)	4,541

Effect of exchange rates on cash	103	(72)

Net increase (decrease) in cash	(101)	961
Cash, beginning of period	3,099	—

Cash, end of period	$2,998	$961

Supplemental cash flow information
Interest paid	$12,327	$9,079
Interest received	662	82
Income taxes paid	62	—
Income tax refund	5,799	—
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
     On October 31, 2005, COMSYS purchased all of the outstanding stock of Pure Solutions, Inc. (“Pure Solutions”), an information technology services company with operations in northern California; this acquisition was not material to the Company’s business. The purchase price was comprised of a $7.5 million cash payment at closing plus up to $7.5 million of earnout payments over three years. In connection with the purchase, the Company recorded a customer base intangible asset in the amount of $6.6 million, which was valued using a discounted cash flow analysis. The fair value of Pure Solutions’ net identifiable assets exceeded the initial purchase price by $1.1 million, and this amount was recorded as a liability at the date of purchase. In June 2006, COMSYS made an earnout payment of $1.25 million, of which $1.1 million was charged to the liability with the remainder to goodwill. Future earnout payments will be recorded to goodwill, and we expect to make another payment of $1.25 million in December 2006. The operations of Pure Solutions are included in the consolidated statement of operations for periods subsequent to the purchase.
     Certain reclassifications of prior period’s balances have been made to conform to the current period presentation.
2. Stock Based Compensation
     At October 1, 2006, the Company had two types of stock based employee compensation: stock options and restricted stock. Prior to January 2, 2006, the Company accounted for these awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No stock based compensation expense related to stock options was recorded in periods prior to January 2, 2006, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 2, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the modified-prospective transition method. Under that transition method, compensation cost recognized in the first nine months of 2006 included: (a) compensation cost for all share based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The straight-line recognition method is used to recognize compensation expense associated with share based payments that are subject to graded vesting based on service conditions. Results for prior periods have not been restated.

     As a result of adopting SFAS 123(R) on January 2, 2006, the Company’s income before income taxes and net income for the three months ended October 1, 2006 were $0.3 million lower than if it had continued to account for share based compensation under Opinion 25. Basic and diluted earnings per share for the three months ended October 1, 2006 were each $0.02 and $0.01 lower, respectively, than if the Company had continued to account for stock based compensation under Opinion 25. For the nine months ended October 1, 2006, the adoption of SFAS 123(R) resulted in a $0.9 million reduction in income before taxes and net income and basic and diluted earnings per share were lower by $0.05 and $0.04, respectively.
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

	Three months ended	Nine months ended
	October 2, 2005	October 2, 2005
	(In thousands)
Net income attributable to common stockholders as reported	$2,447	$2,970
Add stock based compensation included in reported net income, net of tax effect	437	1,313
Deduct stock based compensation determined under fair value based method for all awards, net of tax effect	(661)	(1,997)

Pro forma net income	$2,223	$2,286

Basic net income per share, as reported	$0.16	$0.19
Diluted net income per share, as reported	$0.15	$0.19
Basic and diluted pro forma net income per share	$0.14	$0.15
     On October 21, 1999, COMSYS Holding adopted a stock incentive plan (the “1999 Plan”) under which officers and other key employees were granted stock options at or above the fair market value of the stock on the date of the grant. Under the terms of the 1999 Plan, stock options vested over a five-year period from the date of grant and would expire after ten years. In the merger, effective September 30, 2004, each outstanding option under the 1999 Plan became exercisable, when vested, for 0.0001 of a share of Venturi (now COMSYS) common stock. No future grants will be made under this plan and, as of October 1, 2006, there were 44 options outstanding relating to grants made prior to the merger.
     In 2003, Venturi terminated its 1995 Stock Option Plan (the “1995 Plan”). Only 2,588 stock options remained outstanding under the 1995 Plan as of October 1, 2006. Although the 1995 Plan has been terminated and no future option issuances will be made under it, these remaining outstanding stock options will continue to be exercisable in accordance with their terms. As a result of the merger, all outstanding options under the 1995 Plan were vested and are exercisable.
     In 2003, Venturi adopted the 2003 Equity Incentive Plan (the “2003 Equity Plan”). At that time Venturi granted stock options for 503,400 shares to certain of its executive officers. The initial stock option grants to these officers were scheduled to vest monthly at an annual rate of 25%, but all vested in their entirety on the closing of the merger. In September 2003, Venturi granted an additional 169,700 options under the 2003 Equity Plan to key employees, which also vested on the closing of the merger, and in October 2004 the Company issued 100,000 options under this plan to a key employee. These options have a term of 10 years. As of October 1, 2006, there were 576,690 options outstanding under this plan of which 543,357 were vested.
     In connection with the merger, the Company’s board of directors adopted and the stockholders approved the 2004 Stock Incentive Plan (the “2004 Equity Plan”). Under the 2004 Equity Plan, 1,159,669 shares of COMSYS common stock were reserved for issuance to the Company’s officers, employees, directors and consultants. As of October 1, 2006, options to purchase 536,011 shares of COMSYS common stock were outstanding under this plan with exercise prices ranging from $8.20 to $11.98 per share, representing the market value of the Company’s common stock at the original grant date. Options granted under this plan generally vest over a three-year period from the date of grant and expire after 10 years. The Company also had 198,000 nonvested restricted shares outstanding under the 2004 Equity Plan as of October 1, 2006. As of October 1, 2006, 377,169 shares of common stock remained available for issuance under the 2004 Equity Plan.

     A summary of option activity under the plans for the nine months ended October 1, 2006 is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average Exercise	Life	Intrinsic Value
	Shares	Price	(in years)	(in thousands)
Balance at January 1, 2006	980,836	$10.60
Granted	256,000	$11.07
Exercised	(91,206)	$8.05
Forfeited	(30,297)	$18.38

Balance at October 1, 2006	1,115,333	$10.70	7.9	$8,681

Exercisable at October 1, 2006	732,162	$10.96	7.3	$6,008
Vested or expected to vest at October 1, 2006	1,056,504	$10.74	7.8	$8,266
     The fair value of options granted in the first nine months of 2006 was estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table. There were no options granted in the first nine months of 2005.

October 1,
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
     The weighted-average grant-date fair value of options granted during the first three months of fiscal 2006 was $5.47. There were no options granted in the second or third quarters of 2006. Cash received from option exercises was $0.7 million and $0.5 million during the first nine months of 2006 and 2005, respectively, and was included in financing activities in the accompanying consolidated statements of cash flows. The total intrinsic value of options exercised during the three and nine months ended October 1, 2006 was $0.8 million. For the three and nine months ended October 2, 2005, the total intrinsic value of options exercised was $0.1 million and $0.3 million, respectively. The Company has historically used newly issued shares to satisfy share option exercises and expects to continue to do so in future periods.
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
     Effective January 1, 2004, COMSYS Holding adopted the 2004 Management Incentive Plan (the “Plan”). The Plan was structured as a stock issuance program under which certain executive officers and key employees might receive shares of COMSYS Holding nonvoting Class D Preferred Stock in exchange for payment at the then current fair market value of these shares. Effective July 1, 2004, 1,000 shares of Class D Preferred Stock were issued by COMSYS Holding under the Plan. Effective with the merger, these shares were exchanged for a total of 1,405,844 restricted shares of COMSYS common stock. One-third of these shares, or 468,615 shares, were vested at the merger date. Another 468,615 shares were scheduled to vest in equal installments of 156,205 shares on January 1st of each of the years 2005, 2006 and 2007 (“time vesting shares”), and the remaining 468,614 shares were scheduled to vest in equal annual installments if specified earnings targets were met for fiscal years 2004, 2005 and 2006 (“performance vesting shares”). The earnings targets were not met for 2004 or 2005 and are not expected to be met for 2006 and, accordingly, no compensation expense was recognized through the end of the third quarter of 2006 on the performance vesting shares. A total of 624,820 and 156,205 time vesting shares vested in fiscal 2004 and fiscal 2005, respectively, resulting in stock based compensation expense of $7.0 million and $1.8 million in each respective period. Of the remaining 156,205 time vesting shares that were scheduled to vest on January 1, 2007, 59,359 shares are expected to vest and the related expense recognized in fiscal 2006 will total $0.9 million.
     Effective September 30, 2006, the Compensation Committee of the Company’s Board of Directors made certain modifications to the Plan. The Committee concluded that the performance vesting targets appeared to be unattainable. As a result, the Committee approved modifications to the vesting targets for the performance vesting shares under which 103,700 shares (or two-thirds of the performance vesting shares held by the remaining participants) will now vest annually with the passage of time over the three-year period ending January 1, 2010 and 51,850 shares (or one-third of the performance vesting shares held by the remaining participants) will vest over the same three-year period based on the attainment of new performance vesting targets. The purpose of these modifications was to retain the services of the remaining participants in the Plan and provide an incentive for the participants to contribute to the Company’s long-term success after January 1, 2007, when all of the original unvested restricted shares would have expired. In addition, under the modification agreements, the participants forfeited a portion of their remaining performance vesting shares and waived their reallocation rights with respect to restricted shares that had been or may in the future be forfeited by other participants in the Plan who no longer remain in service with the Company. The Company reversed $0.5 million of stock compensation expense in the third quarter of 2006 that was recorded in the first six months of 2006 related to those participants who are no longer with COMSYS, due to the waiver by the remaining participants of the reallocation provision. In accordance with the terms of the Plan, these shares will be distributed to certain former stockholders of COMSYS Holding. The fair value of the modified shares was estimated assuming that performance goals will be reached. If such goals are not met, no compensation will be recognized and any recognized compensation cost will be reversed.
     The following activity has occurred in 2006 related to restricted stock. There were no shares issued in the first nine months of 2005.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested balance at January 1, 2006	312,410	$11.20
Granted	573,659	$10.36
Vested	(11,000)	$13.99
Forfeited	(81,540)	$11.42

Nonvested balance at October 1, 2006	793,529	$10.53

     The shares issued to employees in the first nine months of 2006 under the 2004 Equity Plan were subject to a three-year vesting requirement and the compensation expense associated with these shares is amortized using the straight-line method, except for a portion of the shares granted to our Chief Executive Officer discussed below. Forfeitures and grants in the table above include shares held by our former Chief Executive Officer, the terms of which were modified in connection with his resignation from the Company (Note 8).
     Effective July 27, 2006, we entered into an employment agreement with our Chief Executive Officer, Larry L. Enterline. Mr. Enterline received a restricted stock award of 150,000 restricted shares of common stock in connection with the execution of his employment agreement. One-third (or 50,000 shares) vested on the grant date and two-thirds (or the remaining 100,000 shares) were scheduled to vest in substantially equal installments on each of January 1, 2007, January 1, 2008 and January 1, 2009. In accordance with SFAS 123(R), in July 2006 we recorded stock compensation expense of $0.7 million related to the vested shares. On September 29, 2006, we entered into a modification agreement with Mr. Enterline that amended the vesting schedule for Mr. Enterline’s restricted stock award. As a result of this amendment, the 50,000 shares that originally vested on the grant date were rescheduled to vest on the earlier of (i) January 1, 2009 or (ii) the termination of Mr. Enterline’s employment for any reason that would entitle him to severance benefits under Section 6 of his employment agreement (as amended from time to time). The Company recorded stock based compensation expense of approximately $0.8 million in the fiscal 2006 third quarter related to Mr. Enterline’s restricted shares, including the $0.7 million initially recorded at the grant date.
     As of October 1, 2006, there was $6.4 million of total unrecognized compensation costs related to nonvested option and restricted stock awards granted under the plans, which are expected to be recognized over a weighted-average period of 2.4 years. The total fair value of shares and options that vested during the first nine months of 2006 was $0.9 million.

3. Income Taxes
     As of October 1, 2006, COMSYS had $73.7 million in net deferred tax assets and had recorded a valuation allowance against those assets as the Company has concluded that it is more likely than not that these deferred tax assets will not be realized based upon the Company’s cumulative losses over the last three years. The decrease in the valuation allowance from January 1, 2006 resulted primarily from a reduction due to pretax book income earned in 2006 and a federal income tax refund of $5.8 million received during the second quarter of 2006. Approximately $23.1 million of the valuation allowance is attributable to the deferred tax assets of the merger, for which any recognized tax benefits will be allocated to reduce goodwill or other noncurrent intangible assets. The income tax expense for the third quarter of 2006 is the result of the impact of the release of the valuation allowance on acquired net deferred tax assets from the merger ($0.2 million) and a provision for foreign income taxes related to the Company’s profitable foreign operations ($0.1 million). For the nine months ended October 1, 2006, the income tax benefit was comprised of the federal income tax refund ($5.8 million) net of the impact of release of the valuation allowance on acquired net deferred tax assets from the merger ($0.8 million) and a provision for foreign income taxes related to the Company’s profitable foreign operations ($0.1 million).
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
     The Company has not paid United States federal income tax on the undistributed foreign earnings of its foreign subsidiaries as it is the Company’s intent to indefinitely reinvest such earnings in its foreign subsidiaries. Pretax income attributable to the Company’s profitable foreign operations amounted to $0.2 million and $0.3 million in the three months and nine months ended October 1, 2006, respectively.
     During 2006, the IRS commenced a limited-scope examination of Venturi’s final tax return primarily reviewing items related to Venturi’s 2003 restructuring and the merger transaction with COMSYS Holding. We are in the process of supplying the requested data.
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
     Dilutive securities include 248,654 warrants to purchase the Company’s common stock. The warrant holders are entitled to participate in dividends declared on common stock as if the warrants were exercised for common stock. As a result, for purposes of calculating basic earnings per common share, income attributable to warrant holders has been excluded from net income.
     The computation of basic and diluted earnings per share is as follows:

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Net income attributable to common stockholders — basic	$2,819	$2,403	$15,693	$2,882
Net income attributable to warrant holders	37	44	204	88

Net income attributable to common stockholders — diluted	$2,856	$2,447	$15,897	$2,970

Weighted average common shares outstanding	18,698	15,505	18,604	15,418
Add: dilutive stock options and warrants	601	428	422	266

Diluted weighted average common shares outstanding	19,299	15,933	19,026	15,684

Basic earnings per common share	$0.15	$0.16	$0.84	$0.19
Diluted earnings per common share	$0.15	$0.15	$0.84	$0.19
     For the three months and nine months ended October 1, 2006, 5,000 and 263,000 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. For the three months and nine months ended October 2, 2005, antidilutive options to purchase 4,108 shares of common stock were excluded from the calculation of diluted earnings per share.

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
     The following is a summary of the liability for integration and restructuring costs for the nine months ended October 1, 2006:

	Employee
	severance	Lease costs	Total
	(In thousands)
Balance, January 1, 2006	$512	$2,463	$2,975
Adjustments	—	(626)	(626)
Cash payments	(512)	(630)	(1,142)

Balance, October 1, 2006	$—	$1,207	$1,207

     Of the remaining balance at October 1, 2006, COMSYS expects to pay approximately $0.7 million in the subsequent 12 months and the balance over approximately 2 years.
6. Long-Term Debt
     Long-term debt consisted of the following:

	October 1,	January 1,
	2006	2006
	(In thousands)
Debt outstanding under credit facilities:
Senior credit facility — revolver	$85,104	$32,273
Senior credit facility — senior term loan	10,000	10,000
Second lien term loan	30,000	100,000

	125,104	142,273
Less current maturities	3,750	5,000

Long-term obligations, excluding current maturities	$121,354	$137,273

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
     The Company made the first scheduled principal payment on the senior term loan in the first quarter of 2006. In May 2006, the Company received a federal income tax refund in the amount of $5.8 million plus interest. The total refund, including interest, of $6.4 million was used to pay down the principal balance of the senior term loan. Under the terms of the senior credit agreement, this principal payment reduced the scheduled quarterly payments to $0.3 million, and the first installment of this reduced amount was paid in the second quarter of 2006.
     On September 15, 2006, the senior credit agreement and term loan credit agreement were amended. Among other things, the amendments provided for (i) an increase in the Company’s borrowing capacity under its revolving credit facility to $145.0 million from $120.0 million and (ii) an increase in the senior term loan to $10.0 million from $2.1 million, which was the principal balance prior to the amendments. The Company used borrowings under the amended senior credit agreements to prepay $70.0 million of the outstanding principal amount of the $100.0 million second lien term loan. The amendments also included a provision allowing the Company to prepay the $30.0 million balance of the second lien term loan with the proceeds from an offering of common stock completed on or before December 31, 2007. The Company incurred charges of approximately $2.6 million in the third quarter of 2006 related to the early repayment on the second lien term loan, the write-off of certain deferred financing costs and certain expenses incurred in connection with this refinancing, of which $2.5 million was recorded as a loss on early extinguishment of debt and $0.1 million was included in interest expense. In addition, the Company capitalized certain costs of this refinancing of approximately $0.5 million in the third quarter of 2006.
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
     Borrowings under the revolver are limited to 85% of eligible accounts receivable, as defined, reduced by the amount of outstanding letters of credit and designated reserves. At October 1, 2006, these designated reserves were a minimum availability reserve of $5.0 million, a $3.5 million reserve for outstanding letters of credit and a reserve for the Pure Solutions acquisition of $2.5 million. At October 1, 2006, the Company had outstanding borrowings of $85.1 million under the revolver at interest rates ranging from 7.86% to 9.75% per annum (weighted average rate of 8.38%) and borrowing availability under the revolver of $48.9 million for general corporate purposes. Fees paid on outstanding letters of credit are equal to the LIBOR margin then applicable to the revolver, which at October 1, 2006 was 2.50%. The principal balance of the senior term loan on that date was $10.0 million with interest rates of 8.36% to 8.62% (weighted average rate of 8.45%). The senior term loan is scheduled to be repaid in eight equal quarterly principal installments commencing on March 31, 2007.
     The second lien term loan bears interest at LIBOR plus 7.5% or, at the Company’s option, the prime rate plus 6.5%. The second lien term loan is guaranteed by the Company and certain of its subsidiaries and is secured by a second priority security interest in substantially all of the assets of the Company and its U.S. subsidiaries, as well as the shares of capital stock of its direct and indirect U.S. subsidiaries and certain of the capital stock of its first-tier non-U.S. subsidiaries. The principal balance of the second lien term loan was $30.0 million as of October 1, 2006 at an interest rate of 13.12%.
     Each of the senior credit agreement and the second lien term loan agreement contain customary covenants for facilities of such types, including among other things, covenants that restrict the Company’s ability to make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. The financial covenants include a minimum fixed charge coverage ratio and maximum total leverage ratio. Each of the senior credit agreement and the second lien term loan agreement provides for mandatory prepayments under certain circumstances. As of October 1, 2006, COMSYS was in compliance with all covenant requirements.
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
     The Company has historically been subject to market risk on all or a part of its borrowings under bank credit lines, which have variable interest rates. Effective February 22, 2005, COMSYS entered into an interest rate swap and an interest rate cap. The swap agreement and cap agreement were contracts to effectively exchange variable interest rate payments for fixed rate payments over the life of the instrument. The notional amount was used to measure interest to be paid or received and did not represent the exposure to credit loss. The purpose of the swap and cap was to limit exposure to increases in interest rates on the notional amount of bank borrowings over the term of the swap and cap. The swap was based on a $20.0 million notional amount at a rate of 4.59% and the cap was based on a $20.0 million notional amount at a rate of 4.50%.
     The interest rate swap and cap were recorded at fair value, based on an amount estimated by Merrill Lynch Capital, which represented the amount that Merrill Lynch Capital would have paid the Company at October 1, 2006 and January 1, 2006 if the swap and cap had been terminated at that date. Effective with the repayment of the Company’s debt under its previous credit facilities on December 14, 2005, the expected cash flows for which the swap and cap were designated to hedge against were no longer probable. As a result, the swap and the cap were no longer designated as cash flow hedges for accounting purposes. Therefore, amounts previously recorded in accumulated other comprehensive income associated with changes in fair value of the derivative instruments were reversed to interest expense. Changes in fair value of the swap and cap were recorded in the statement of operations subsequent to December 14, 2005. The Company recorded $0.6 million as an increase in interest expense and $0.1 million as a reduction of interest expense in the three months and nine months ended October 1, 2006, respectively. The combined net fair value of the swap and cap was approximately $0.6 million at October 1, 2006 and $0.5 million at January 1, 2006 and these amounts were included in the consolidated balance sheets in current assets at October 1, 2006 and in noncurrent assets at January 1, 2006. On October 6, 2006, we cancelled the swap and cap agreements and received a cash settlement of $0.5 million.
7. Commitments and Contingencies
     The Company has indemnified members of its Board of Directors and its corporate officers against any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that the individual is or was a director or officer of the Company. The individuals are indemnified, to the fullest extent permitted by law, against related expenses, judgments, fines and any amounts paid in settlement. The Company also maintains directors and officers insurance coverage in order to mitigate exposure to these indemnification obligations. The maximum amount of future payments is generally unlimited. There was no amount recorded for these indemnifications at October 1, 2006 and January 1, 2006. Due to the nature of these indemnifications, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist related to these indemnifications.
     The Company leases various office space and equipment under noncancelable operating leases expiring through 2015. The Company has also entered into employment agreements with certain of its executives covering, among other things, base compensation, incentive bonus determinations and payments in the event of termination or a change in control of the Company.
     In connection with the merger and the sale of Venturi’s commercial staffing business, the Company placed $2.5 million of cash and 187,556 shares of its common stock in separate escrows pending the final determination of certain state tax and unclaimed property assessments. The shares were released from escrow on September 30, 2006 in accordance with the merger agreement, while the cash remains in escrow. The Company has recorded liabilities for amounts management believes are adequate to resolve all of the matters that these escrows were intended to cover; however, management cannot ascertain at this time what the final outcome of these assessments will be in the aggregate and it is reasonably possible that management’s estimates could change. The escrowed cash is included in restricted cash in the consolidated balance sheet.
     The Company is a defendant in various lawsuits and claims arising in the normal course of business and is defending them vigorously. While the results of litigation cannot be predicted with certainty, management believes the final outcome of such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.
8. Executive Officer Resignations
     Margaret G. Reed, a former officer of the Company, resigned in January 2006. Pursuant to a resignation agreement, Ms. Reed is receiving severance payments totaling $0.3 million and certain other specified benefits. Also, our Compensation Committee approved the payment of additional severance in the amount of $0.1 million to Ms. Reed. Ms. Reed’s unvested restricted shares will be repurchased by COMSYS at a price equal to the amount of Ms. Reed’s original investment and will be distributed to certain former stockholders of COMSYS Holding as contemplated by the Plan and the modification agreements discussed in Note 2 above.
     Michael T. Willis resigned as the Company’s Chairman and Chief Executive Officer in February 2006. COMSYS entered into a resignation agreement with Mr. Willis pursuant to which the Company agreed to pay Mr. Willis cash severance payments over a 24-month period in the aggregate amount of $1.2 million, consulting fees of $0.1 million, an expense allowance of $8,250 per month for 12 months and up to $1,000 per month to reimburse him for the cost of health benefits until he reaches the age of 65 or such time as another employer provides benefits. The agreement also provides that in addition to the 282,703 vested shares of common stock that Mr. Willis held at the time under the Company’s 2004 Management Incentive Plan, 204,109 unvested shares of restricted common stock held by Mr. Willis would vest if the average closing price of COMSYS common stock over any consecutive 30-day period ending on or before December 31, 2006 equals or exceeds $18.67 per share. These shares vested in October 2006. Mr. Willis’ other unvested shares will be repurchased by COMSYS at a price equal to the amount of Mr. Willis’ original investment and will be distributed to certain former stockholders of COMSYS Holding as contemplated by the Plan and the modification agreements discussed in Note 2 above.
     The Company recorded a $1.9 million charge in its 2006 first quarter consolidated statement of operations related to the severance benefits described above.
9. Comprehensive Income
     The following sets forth the amount of comprehensive income recorded by the Company for the periods indicated.

	Three months ended		Nine months ended
	October 1,	October 2	October,	October 2
	2006	2005	2006	2005
	(In thousands)
Net income	$2,856	$2,447	$15,897	$2,970
Foreign currency translation adjustments	2	(204)	70	(50)
Net unrealized gain on change in fair values of derivative instruments	—	320	—	324

Total comprehensive income	$2,858	$2,563	$15,967	$3,244

10. Recently Issued Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. FIN48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt the new requirements in its fiscal first quarter of 2007. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has not yet determined the impact, if any, of adopting FIN 48 on its consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and the Company will adopt the new requirements in its fiscal first quarter of 2008. The Company has not yet determined the impact, if any, of adopting SFAS 157 on its consolidated financial statements.

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
Overview
     Our business strategy is to become the leading provider of IT staffing and consulting services in the United States and to expand our complementary service offerings. We intend to continue implementing our business strategy through a combination of internal growth and strategic acquisitions that complement or enhance our business.
     Industry trends that affect our business include the:
•	rate of technological change;

•	rate of growth in corporate IT budgets;

•	penetration of IT staffing in the general workforce;

•	outsourcing of the IT workforce; and

•	consolidation of supplier bases.
     We continue to pursue selected acquisitions. Our sector is still highly fragmented, and we remain believers in using the acquisition process to add market share or extend our service lines. Although we plan to be very selective in choosing the opportunities we might pursue, we are looking for deals that would allow us to expand our scale or add complementary service offerings to our managed solutions group.
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
     The key elements of the integration of the legacy businesses of Old COMSYS and Venturi were substantially completed in 2005 and resulted in the:

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
Results of Operations
     The following table sets forth the percentage relationship to revenues of certain items included in our unaudited consolidated statements of operations:

	Three months ended		Nine months ended
	October 1,	October 2	October 1,	October 2,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	75.4	75.5	75.8	76.5

Gross profit	24.6	24.5	24.2	23.5
Selling, general and administrative expenses	17.8	18.6	18.4	17.9
Restructuring and integration costs	—	0.6	—	1.0
Depreciation and amortization	1.2	1.1	1.2	1.4

Total operating expenses	19.0	20.3	19.6	20.3

Operating income	5.6	4.2	4.6	3.2
Interest expense and other (income) expense, net	4.0	2.7	2.6	2.6
Income tax expense (benefit)	0.1	—	(0.9)	—

Net income	1.5%	1.5%	2.9%	0.6%

Billable headcount at end of period	5,181	4,792	5,181	4,792
Quarter Ended October 1, 2006 Versus Quarter Ended October 2, 2005.
     We earned operating income of $10.5 million in the third quarter of 2006 compared to operating income of $6.8 million in the third quarter of 2005. The increase was due primarily to a general improvement in a number of our operating metrics, including increases in billable hours and average gross margin spreads, a decrease in restructuring and integration costs and the inclusion of operating income from Pure Solutions, the IT services company we purchased in October 2005. These positive factors were offset in part by a $0.5 million increase in stock based compensation expense during the third quarter, due primarily to the adoption of SFAS 123(R).
     Net income was $2.9 million in the third quarter of 2006 compared to $2.4 million in the prior year period.
     Revenues. Revenues for the third quarter of 2006 increased by 13.8% to $185.7 million from $163.2 million in the third quarter of 2005 due primarily to increases in headcount and bill rates and to the inclusion of revenues from Pure Solutions, which we acquired in October 2005. Billable headcount was 5,181 as of October 1, 2006 compared to billable headcount of 4,792 as of October 2, 2005. In addition, fee revenues from our vendor management services increased due to the addition of new clients under management and an increase in the volume of managed spending in our existing vendor management programs.

     Our staffing revenue growth was driven primarily by our clients in the telecommunications and financial services industry sectors. Revenues from the telecommunications sector increased by $11.8 million, or 56.3%, in the third quarter of 2006 compared to the third quarter of 2005 and accounted for 19.0% of our revenues in the third quarter of 2006 compared to 12.8% of revenues in the third quarter of 2005. Revenues from the financial services sector increased over the same period by $8.9 million, or 19.0%, and represented our most significant industry sector at 30.0% of revenues in the third quarter of 2006 compared to 28.7% in the prior year period.
     Cost of Services. Cost of services for the third quarter of 2006 increased by 13.5% to $140.0 million from $123.3 million in the third quarter of 2005 due primarily to the growth in revenues. Cost of services as a percentage of revenue decreased to 75.4% in the third quarter of 2006 from 75.5% in the third quarter of 2005. The decrease in cost of services as a percentage of revenue was primarily due to the disproportionate growth in fee income from our vendor management and permanent placement activities and bill rates that increased faster than pay rates as compared to the prior year period.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses in the third quarter of 2006 increased by 9.0% to $33.1 million from $30.3 million in the third quarter of 2005. The increase was due primarily to certain investments we made in new staff positions to expand our sales and delivery efforts and higher levels of accruals for performance incentives and commissions as our financial performance improved. The remaining increase was due primarily to the acquisition of Pure Solutions and an increase in stock based compensation expense. As a percentage of revenue, selling, general and administrative expenses were 17.8% in the third quarter of 2006 compared to 18.6% in the prior year period; this decrease was the result of operating leverage obtained from this component of our cost structure as our revenues have increased.
     Stock based compensation expense in the third quarters of 2006 and 2005 was $0.9 million and $0.4 million, respectively. The increase was primarily due to our adoption of SFAS 123(R), as of January 2, 2006, which required that we record compensation expense related to employee stock options in addition to previously recorded compensation related to restricted stock awards. Prior to January 1, 2006, we accounted for stock based compensation under the provisions of Opinion 25, and therefore recorded no expense related to awards of stock options. See Note 2 to the unaudited consolidated financial statements. Total compensation cost related to nonvested awards not yet recognized as expense as of October 1, 2006 was approximately $6.4 million and this sum will be expensed over a weighted average period of 2.4 years in future periods.
     Restructuring and Integration Costs. We did not incur restructuring and integration costs in the current year period as the key elements of our merger related activities were completed in 2005. For the three months ended October 2, 2005, we recorded restructuring and integration costs of $0.9 million, which represented services provided by third parties to integrate back office systems and transition costs related to duplicative leases.
     Depreciation and Amortization. Depreciation and amortization expense consists primarily of the depreciation of our fixed assets and amortization of our customer base intangible assets. Depreciation and amortization expense increased by 17.5% to $2.2 million in the third quarter of 2006 from $1.9 million in the third quarter of 2005. The increase was due primarily to the amortization of a customer base intangible asset recorded with the purchase of Pure Solutions.
     Interest Expense, Net. Net interest expense was $4.9 million in the third quarter of 2006 and $4.4 million in the prior year period. Interest expense in the third quarter of 2005 included dividends on our mandatorily redeemable preferred stock in the amount of $0.8 million. This stock was redeemed in full in December 2005 with proceeds from the sale of our common stock. Net interest expense on borrowings under our credit facilities was $4.8 million in the third quarter of 2006 compared to $3.6 million in the third quarter of 2005. The increase was due to higher interest rates on our variable rate debt and an increase in borrowings under higher rate term loans. Interest expense in the current period was also increased by the change in the fair value of our interest rate swap and cap in the amount of $0.6 million and by certain expenses incurred in connection with the amendments to our credit agreements amounting to $0.1 million. See “Liquidity and Capital Resources—Interest Rate Swap and Cap and —Credit Agreements and Related Covenants.”
     Loss on Early Extinguishment of Debt. On September 15, 2006, we amended our senior credit agreement and term loan credit agreement. Among other things, the amendments provided for (i) an increase in the Company’s borrowing capacity under its revolving credit facility to $145.0 million from $120.0 million and (ii) an increase in the senior term loan to $10.0 million from $2.1 million, which was the principal balance prior to the amendments. The Company used borrowings under the amended senior credit agreements to prepay $70.0 million of the outstanding principal amount of its existing $100.0 million second lien term loan. We incurred a charge of approximately $2.5 million in the third quarter of 2006 related to the early repayment of a portion of the second lien term loan and the write-off of certain deferred financing costs. See “Liquidity and Capital Resources—Credit Agreements and Related Covenants.”
     Provision for Income Taxes. As of October 1, 2006, we had $73.7 million in net deferred tax assets and had recorded a valuation allowance against those assets as we concluded that it was more likely than not that these deferred tax assets will not be realized based upon our cumulative losses over the last three years. Approximately $23.1 million of the valuation allowance is attributable to the deferred tax assets of the merger, for which any recognized tax benefits will be allocated to reduce goodwill or other noncurrent intangible assets.
Nine Months Ended October 1, 2006 Versus Nine Months Ended October 2, 2005.
     We earned operating income of $25.6 million in the first nine months of 2006 compared to operating income of $15.6 million in the first nine months of 2005. The increase was due primarily to a general improvement in a number of our operating metrics, including increases in billable hours and average gross margin spreads, a decrease in restructuring and integration costs and the inclusion of operating income from Pure Solutions, the IT services company we purchased in October 2005. Additionally, in the prior year period we incurred $1.0 million of professional fees and other expenses related to an offering of our common stock that we withdrew. These positive factors were offset in part by $1.9 million of severance costs accrued in the first quarter of 2006 in connection with the departures of two former officers and an increase of $1.3 million of stock based compensation expense during the period, due primarily to the adoption of SFAS 123(R).
     Net income was $15.9 million in the first nine months of 2006 compared to $3.0 million in the prior year period. In addition to the increase in operating income, net income in the current year period included a federal income tax refund and related interest in the amount of $6.4 million. See “—Provision for Income Taxes.”
     Revenues. Revenues for the first nine months of 2006 increased by 12.6% to $551.9 million from $490.3 million in the prior year period, due primarily to increases in headcount and bill rates and the inclusion of revenues from Pure Solutions, which we acquired in October 2005. Billable headcount was 5,181 as of October 1, 2006 compared to billable headcount of 4,792 as of October 2, 2005. In addition, fee revenues from our vendor management services increased due to the addition of new clients under management and an increase in the volume of managed spending in our existing vendor management programs.
     Our staffing revenue growth was driven primarily by our clients in the telecommunications and financial services industry sectors. Revenues from the telecommunications sector increased by $34.8 million, or 51.6%, in the first nine months of 2006 compared to the 2005 period and accounted for 18.5% of our revenues in the 2006 period compared to 13.8% of revenues in the prior year period. Revenues from the financial services sector increased over the same period by $10.7 million, or 7.1%, and represented our most significant industry sector at 29.3% of revenues in the 2006 period compared to 30.8% of revenues in the prior year period.
     Cost of Services. Cost of services for the first nine months of 2006 increased by 11.4% to $418.2 million from $375.3 million in the first nine months of 2005, due primarily to the growth in revenues. Cost of services as a percentage of revenue decreased to 75.8% in the first nine months of 2006 from 76.5% in the 2005 period. The decrease in cost of services as a percentage of revenue was primarily due to the disproportionate growth in fee income from our vendor management and permanent placement activities and bill rates that increased faster than pay rates as compared to the prior year period.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses in the first nine months of 2006 increased by 15.7% to $101.6 million from $87.8 million in the first nine months of 2005. As a percentage of revenue, selling, general and administrative expenses increased to 18.4% in the first nine months of 2006 from 17.9% in the prior year period. Although we would typically expect these expenses to decline as a percentage of revenues as revenues increase, included in current year expenses were severance benefits of $1.9 million related to the resignation of two of our senior executives in the first quarter of 2006 (see Note 8 to the unaudited consolidated financial statements), certain investments we made in new staff positions to expand our sales and delivery efforts and higher levels of accruals for performance incentives and commissions as our financial performance improved. The remaining increase was due primarily to the acquisition of Pure Solutions, professional fees related to compliance with the Sarbanes-Oxley Act of 2002 and an increase in stock based compensation expense. We expect to obtain operating leverage from this component of our cost structure if our revenues continue to increase.
     Stock based compensation expense in the first nine months of 2006 and 2005 was $2.6 million and $1.3 million, respectively. The increase was primarily due to our adoption of SFAS No. 123(R), as of January 2, 2006, which required that we record compensation expense related to employee stock options in addition to previously recorded compensation related to restricted stock awards. Prior to January 1, 2006, we accounted for stock based compensation under the provisions of Opinion 25, and therefore recorded no expense related to awards of stock options. (See Note 2 to the unaudited consolidated financial statements.) Total compensation cost related to nonvested awards not yet recognized as expense as of October 1, 2006 was approximately $6.4 million and this sum will be expensed over a weighted average period of 2.4 years in future periods.
     Restructuring and Integration Costs. We did not incur restructuring and integration costs in the current year period because the key elements of our merger related activities were completed in 2005. For the nine months ended October 2, 2005, we recorded restructuring and integration costs of $4.8 million, which represented services provided by third parties to integrate back office systems and transition costs related to duplicative leases.
     Depreciation and Amortization. Depreciation and amortization expense consists primarily of the depreciation of our fixed assets and amortization of our customer base intangible assets. Depreciation and amortization expense decreased by 4.7% to $6.5 million from $6.9 million in the prior year period. This decline was due primarily to certain intangible assets becoming fully amortized, offset in part by amortization of a customer base intangible asset recorded with the purchase of Pure Solutions.
     Interest Expense, Net. Net interest expense was $12.4 million in the first nine months of 2006 and $12.8 million in the prior year period. Interest expense in the 2005 period included dividends on our mandatorily redeemable preferred stock in the amount of $2.5 million. This stock was redeemed in full in December 2005 with proceeds from the sale of our common stock. Net interest expense on borrowings under our credit facilities was $12.9 million in the first nine months of 2006 compared to $10.3 million in the 2005 period. The increase was due to higher interest rates on our variable rate debt and an increase in borrowings under higher rate term loans. Net interest expense in the current period was reduced by (i) interest income of $0.6 million related to a federal income tax refund received and (ii) the change in the fair value of our interest rate swap and cap in the amount of $0.1 million. See “Provision for Income Taxes.” Interest expense in the current period included certain expenses incurred in connection with the amendments to our credit agreements amounting to $0.1 million. See “Liquidity and Capital Resources—Credit Agreements and Related Covenants.”
     Loss on Early Extinguishment of Debt. On September 15, 2006, we amended our senior credit agreement and term loan credit agreement. Among other things, the amendments provided for (i) an increase in the Company’s borrowing capacity under its revolving credit facility to $145.0 million from $120.0 million and (ii) an increase in the senior term loan to $10.0 million from $2.1 million, which was the principal balance prior to the amendments. The Company used borrowings under the amended senior credit agreements to prepay $70.0 million of the outstanding principal amount of its existing $100.0 million second lien term loan. We incurred a charge of approximately $2.5 million in the third quarter of 2006 related to the early repayment of a portion of the second lien term loan and the write-off of certain deferred financing costs. See “Liquidity and Capital Resources—Credit Agreements and Related Covenants.”
     Provision for Income Taxes. As of October 1, 2006, we had $73.7 million in net deferred tax assets and had recorded a valuation allowance against those assets as we concluded that it was more likely than not that these deferred tax assets will not be realized based upon our cumulative losses over the last three years. Approximately $23.1 million of the valuation allowance is attributable to the deferred tax assets of the merger, for which any recognized tax benefits will be allocated to reduce goodwill or other noncurrent intangible assets. The income tax benefit for the 2006 period is the result of a federal income tax refund of $5.8 million, net of the impact of release of the valuation allowance on acquired net deferred tax assets from the merger and a provision for foreign income taxes related to our profitable foreign operations. The federal income tax refund resulted from legislation that allowed us to carry back a portion of our 2002 net operating loss to prior years. Our receipt of this refund was subject to certain regulatory and other approvals; therefore, we did not record the benefit of this refund until these approvals were received.
Liquidity and Capital Resources
     We have historically financed our operations through cash from operations, the issuance of common and preferred stock and borrowings under our credit facilities. At October 1, 2006, we had net working capital of $36.0 million compared to net working capital of $24.5 million at January 1, 2006. We expect that our working capital requirements in the next 12 months will be satisfied through cash from operations and borrowings under our credit facilities. We continue to evaluate financing alternatives, including the sale of our common or preferred stock, with a goal of reducing our total indebtedness and our cost of capital.
Cash Flows
     The following table summarizes our cash flow activity for the periods indicated:

	Nine months ended
	October 1,	October 2,
	2006	2005
	(In thousands)
Net cash provided by operating activities	$19,902	$3,322
Net cash used in investing activities	(3,729)	(6,830)
Net cash provided by (used in) financing activities	(16,377)	4,541
Effect of exchange rates on cash	103	(72)

Net increase (decrease) in cash	$(101)	$961

     Cash provided by operating activities in the first nine months of 2006 was $19.9 million compared to $3.3 million in the prior year period. The increase was due primarily to the increase in earnings compared to the prior year period, including the receipt in the second quarter of a federal income tax refund and related interest totaling $6.4 million. In the current period, the increase in earnings, exclusive of the tax refund and noncash items, was offset for the most part by an increase in working capital requirements related to our revenue growth. Our accounts receivable balance increased by $41.1 million from January 1, 2006 to October 1, 2006, due primarily to the growth in revenues and an increase in managed spending under our vendor management programs.
     Cash used in investing activities in the first nine months of 2006 was $3.7 million compared to $6.8 million in the 2005 period. Our cash flows associated with investing activities in both the current and prior year periods were comprised primarily of capital expenditures related to software enhancements to our PeopleSoft system, hardware for our internal information systems and leasehold improvements. Additionally, in June 2006 we made an earnout payment to the former owners of Pure Solutions in the amount of $1.25 million, as described in Note 1 to the unaudited consolidated financial statements. Capital expenditures in fiscal year 2006 are currently expected to range from approximately $3.0 million to $4.0 million.
     Our financing activities resulted in a net outflow of cash of $16.4 million in the first nine months of 2006. We reduced our outstanding debt by $17.2 million during the current period, partially due to the income tax refund referred to above. We received cash from the exercise of common stock options and warrants totaling $1.3 million in the current year period. For the nine months ended October 2, 2005, cash provided by financing activities was $4.5 million, representing primarily net borrowings under our credit facilities to fund operating and investing activities.

     Pursuant to the terms of the revolver, we maintain a zero balance in our primary domestic cash accounts. Any excess cash in these accounts is swept on a daily basis and applied to repay borrowings under the revolver, and any cash needs are satisfied through borrowings under the revolver. Cash recorded on our consolidated balance sheet at October 1, 2006 and January 1, 2006 in the amount of $3.0 million and $3.1 million, respectively, represented cash balances at our United Kingdom and Pure Solutions subsidiaries, which are not subject to the daily sweep requirements under the revolver.
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
     On September 15, 2006, the senior credit agreement and term loan credit agreement were amended. Among other things, the amendments provided for (i) an increase in our borrowing capacity under its revolving credit facility to $145.0 million from $120.0 million and (ii) an increase in the senior term loan to $10.0 million from $2.1 million, which was the principal balance prior to the amendments. We used borrowings under the amended senior credit agreements to prepay $70.0 million of the outstanding principal amount of the $100.0 million second lien term loan. The amendments also included a provision allowing us to prepay the $30.0 million balance of the second lien term loan with the proceeds from an offering of common stock completed on or before December 31, 2007. We incurred charges of approximately $2.6 million in the third quarter of 2006 related to the early repayment of a portion of the second lien term loan, the write-off of certain deferred financing costs and certain expenses incurred in connection with this refinancing, of which $2.5 million was recorded as a loss on early extinguishment of debt and $0.1 million was included in interest expense. In addition, we capitalized certain costs of this refinancing of approximately $0.5 million in the third quarter of 2006.
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
     Borrowings under the revolver are limited to 85% of eligible accounts receivable, as defined, reduced by the amount of outstanding letters of credit and designated reserves. At October 1, 2006, these designated reserves were comprised of a minimum availability reserve of $5.0 million, a $3.5 million reserve for outstanding letters of credit and a reserve for the Pure Solutions acquisition of $2.5 million. At October 1, 2006, we had outstanding borrowings under the revolver of $85.1 million at interest rates ranging from 7.86% to 9.75% per annum (weighted average rate of 8.38%) and borrowing availability of $48.9 million for general corporate purposes. Fees paid on outstanding letters of credit are equal to the LIBOR margin then applicable to the revolver, which at October 1, 2006 was 2.50%. The principal balance of the senior term loan on October 1, 2006 was $10.0 million with interest rates of 8.36% to 8.62% (weighted average rate of 8.45%). The senior term loan is scheduled to be repaid in eight equal quarterly principal installments commencing on March 31, 2007.
     The second lien term loan bears interest at LIBOR plus 7.5% or, at our option, the prime rate plus 6.5%. The second lien term loan is guaranteed by the Company and certain of our subsidiaries and, together with the guaranties, is secured by a second priority security interest in substantially all of the assets of the Company and our U.S. subsidiaries, as well as the shares of capital stock of our direct and indirect U.S. subsidiaries and certain of the capital stock of our first-tier non-U.S. subsidiaries. The principal balance of the second lien term loan was $30.0 million as of October 1, 2006 at an interest rate of 13.12%.

Debt Compliance
     Our ability to continue operating is largely dependent upon our ability to maintain compliance with the financial covenants of our credit facilities. Both the senior credit agreement and second lien term loan credit agreement contain customary covenants and events of default, including the maintenance of a fixed charge coverage ratio and a total debt to adjusted EBITDA ratio, as defined. As of October 1, 2006, we were in compliance with all covenant requirements and we believe that we will be able to comply with these covenants throughout 2006. These agreements also place restrictions on our ability to enter into certain transactions without the approval of the lenders, such as the payment of dividends, disposition and acquisition of assets and the assumption of contingent obligations. Each of the senior credit agreement and the second lien term loan agreement contain customary covenants for facilities of such type, including among other things covenants that restrict our ability to make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. Each of the senior credit agreement and the second lien term loan agreement provides for mandatory prepayments under certain circumstances. We have not paid cash dividends in the past and currently have no intention of paying them in the future.
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
Interest Rate Swap and Cap
     We have historically been subject to market risk on all or a part of our borrowings under bank credit lines, which have variable interest rates. Effective February 22, 2005, we entered into an interest rate swap and an interest rate cap. The swap agreement and cap agreement were contracts to effectively exchange variable interest rate payments for fixed rate payments over the life of the instruments. The notional amount was used to measure interest to be paid or received and did not represent the exposure to credit loss. The purpose of the swap and cap was to limit exposure to increases in interest rates on the notional amount of bank borrowings over the term of the swap and cap. The swap was based on a $20.0 million notional amount at a rate of 4.59% and the cap was based on a $20.0 million notional amount at a rate of 4.50%.
     The interest rate swap and cap were recorded at fair value, based on an amount estimated by Merrill Lynch Capital, which represented the amount that Merrill Lynch Capital would have paid us at October 1, 2006 and January 1, 2006 if the swap and cap had been terminated at that date. Effective with the repayment of our debt under our previous credit facilities on December 14, 2005, the expected cash flows that the swap and cap were designated to hedge against were no longer probable. As a result, the swap and the cap were no longer designated as cash flow hedges for accounting purposes. Therefore, amounts previously recorded in accumulated other comprehensive income associated with changes in fair value of the derivative instruments were reversed to interest expense. Changes in fair value of the swap and cap were recorded in the statement of operations subsequent to December 14, 2005. We recorded $0.6 million as an increase in interest expense and $0.1 million as a reduction of interest expense in the three months and nine months ended October 1, 2006, respectively. The combined net fair value at October 1, 2006 and January 1, 2006 was approximately $0.6 million and $0.5 million, respectively, and these amounts were included in our consolidated balance sheets in current assets at October 1, 2006 and in noncurrent assets at January 1, 2006. On October 6, 2006, we cancelled the swap and cap agreements and received a cash settlement of $0.5 million.
Off-Balance Sheet Arrangements
     We had no off-balance sheet guarantees or other off-balance sheet arrangements as of October 1, 2006.
Contingencies and Indemnifications
     Details about the Company’s contingencies and indemnifications are available in Note 7 to the unaudited consolidated financial statements.

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
Recoverability of Goodwill and Other Intangible Assets
     We assess recoverability of goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires goodwill and other intangible assets with indefinite lives to be tested annually for impairment, unless an event occurs or circumstances change during the year that reduce or may reduce the fair value of the reporting unit below its book value, in which event an impairment charge may be required during the year. The annual test requires estimates and judgments by management to determine valuations for each reporting unit. Although we believe our assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially affect our reported financial results. Different assumptions related to future cash flows, operating margins, growth rates and discount rates could result in an impairment charge, which would be recognized as a noncash charge to operating income and a reduction in asset values on the balance sheet.
     Our intangible assets other than goodwill represent customer bases and are amortized over the respective estimated life of the customer base, ranging from two to eight years. In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, we evaluate the recoverability and estimated useful lives of such assets. The estimated future undiscounted cash flows associated with the assets are compared to the assets’ carrying amount to determine if a write-down to fair value is necessary. We believe that all of our long-lived assets are fully realizable as of October 1, 2006.
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
     The Company granted stock options to a number of key employees on January 3, 2006. All stock based payments subsequent to that date have been in the form of restricted stock awards.

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
     These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, including:
•	the Company’s success in attracting, training, retaining and motivating billable consultants and key officers and employees;

•	our ability to shift a larger percentage of our business mix into IT solutions and project management and, if successful, our ability to manage those types of business profitably;

•	changes in levels of unemployment and other economic conditions in the United States, or in particular regions or industries;

•	weakness or reductions in corporate information technology spending levels;

•	the Company’s ability to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions;

•	the impact of competitive pressures on our ability to maintain or improve our operating margins, including any change in the demand for our services;

•	the entry of new competitors into the U.S. staffing services market due to the limited barriers to entry or the expansion of existing competitors in that market;

•	increases in employment-related costs such as healthcare and unemployment taxes;

•	the possibility of the Company’s incurring liability for the activities of its billable consultants or for events impacting its billable consultants on clients’ premises;

•	the risk in an uncertain economic environment of increased incidences of employment disputes, employment litigation and workers’ compensation claims;

•	integration and restructuring risks associated with the COMSYS Holding and Venturi merger or other business activities and the challenges of achieving anticipated synergies;

•	the risk that further cost cutting or restructuring activities undertaken by the Company could cause an adverse impact on certain of the Company’s operations;

•	economic declines that affect our business, including its profitability, liquidity or the ability to comply with our loan covenants;

•	adverse changes in credit and capital markets conditions that may affect our ability to obtain financing or refinancing on favorable terms;

•	adverse changes to management’s periodic estimates of future cash flows that may affect the Company’s assessment of its ability to fully recover its goodwill; and

•	whether governments will amend existing regulations or impose additional regulations or licensing requirements in such a manner as to increase the Company’s costs of doing business.
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
Interest Rate Risk
     Because our borrowings have variable interest rates, we have historically been subject to market risk on all or a part of our borrowings under our credit agreements. Effective February 22, 2005, we entered into an interest rate swap and an interest rate cap. The swap agreement and cap agreement were contracts to effectively exchange variable interest rate payments for fixed rate payments of the life of the instrument. The notional amount was used to measure interest to be paid or received and did not represent the exposure to credit loss. The purpose of the swap and cap was to limit our exposure to increases in interest rates on the notional amount of bank borrowings over the term of the cap and swap. The swap was based on a $20.0 million notional amount at a rate of 4.59% and the cap was based on a $20.0 million notional amount at a rate of 4.50%.
     The interest rate swap and cap are recorded at fair value, based on an amount estimated by Merrill Lynch Capital, which represented the amount that Merrill Lynch Capital would have paid us at October 1, 2006 if the swap and cap had been terminated at that date. The combined net fair value at October 1, 2006 was approximately $0.6 million, which is included in our consolidated balance sheet in current assets. Effective with the repayment of our debt on December 14, 2005, the expected cash flows that the swap and cap were designated to hedge against were no longer probable. As a result, the swap and the cap were no longer designated as cash flow hedges for accounting purposes. Therefore, amounts previously recorded in accumulated other comprehensive income associated with changes in fair value of the hedges were reversed to interest expense. Changes in fair value of the swap and cap were recorded in the statement of operations subsequent to December 14, 2005. We recorded $0.6 million as an increase in interest expense and $0.1 million as a reduction of interest expense in the three months and nine months ended October 1, 2006, respectively. On October 6, 2006, we cancelled the swap and cap agreements and received a cash settlement of $0.5 million.
     Outstanding debt under our senior and term loan credit agreements at October 1, 2006 was $125.1 million. Interest on these borrowings is based on the prime rate or LIBOR plus a variable margin. Based on the outstanding balance at October 1, 2006, and subsequent to the cancellation of the interest rate swap and cap, a change of 1% in the interest rate would cause a change in net interest expense of approximately $1.3 million on an annual basis.
Equity Price Risks
     The trading price of our common stock has been and is likely to continue to be volatile and could be subject to wide fluctuations. Such fluctuations could impact our decision or ability to utilize the equity markets as a potential source of our funding needs in the future.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our management has established and maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures. As of October 1, 2006, our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of October 1, 2006.
Changes in Internal Controls over Financial Reporting
     There has been no change in our internal control over financial reporting during the nine months ended October 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
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

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of COMSYS IT Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on October 4, 2004).

3.2	Amended and Restated Bylaws of COMSYS IT Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the SEC on October 4, 2004).

3.3	First Amendment to the Amended and Restated Bylaws of COMSYS IT Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on May 4, 2005).

4.1	Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old COMSYS Holdings stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Form 8-A/A filed with the SEC on November 2, 2004).

4.2	Amendment No. 1 to Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old COMSYS Holdings stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed with the SEC on May 6, 2005).

Exhibit
Number	Description
4.3	Amended and Restated Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old Venturi stockholders party thereto (incorporated by reference to Exhibit 4.3 to the Form 8-A/A filed with the SEC on November 2, 2004).

4.4	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old Venturi stockholders party thereto (incorporated by reference to Exhibit 4.4 to the Form 10-Q filed with the SEC on May 6, 2005).

4.5	Voting Agreement, dated as of September 30, 2004, by and among the Company and the stockholders party thereto (incorporated by reference to Exhibit 2.4 to the Form 8-K filed with the SEC on October 4, 2004).

4.6	Voting Agreement, dated as of September 30, 2004, between the Company and MatlinPatterson Global Opportunities Partners, L.P. (incorporated by reference to Exhibit 2.5 to the Form 8-K filed with the SEC on October 4, 2004).

4.7#	Common Stock Purchase Warrant dated as of April 14, 2003, issued by the Company in favor of BNP Paribas (incorporated by reference to Exhibit 99.16 to the Form 8-K filed with the SEC on April 25, 2003).

4.8	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.6 to the Form 10-K filed with the SEC on April 1, 2005).

10.1	Employment Agreement dated as of July 27, 2006 between the Company and Larry L. Enterline (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on August 7, 2006).

10.2	Consent and First Amendment to Credit Agreement, dated as of March 31, 2006, among COMSYS Services LLC, COMSYS Information Technology Services, Inc. and Pure Solutions, Inc., as borrowers, COMSYS IT Partners, Inc. and PFI LLC, as guarantors, COMSYS Services LLC, acting in its capacity as borrowing agent and funds administrator for the borrowers, Merrill Lynch Capital, as administrative agent, a lender, sole bookrunner and sole lead arranger, ING Capital LLC, as co-documentation agent and as a lender, Allied Irish Banks PLC, as co-documentation agent and as a lender, GMAC Commercial Finance LLC, as syndication agent and as a lender, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on September 15, 2006).

10.3	Consent, Waiver and Second Amendment to Credit Agreement, dated as of September 15, 2006, among COMSYS Services LLC, COMSYS Information Technology Services, Inc. and Pure Solutions, Inc., as borrowers, COMSYS IT Partners, Inc., PFI LLC and COMSYS IT Canada, Inc. as guarantors, COMSYS Services LLC, acting in its capacity as borrowing agent and funds administrator for the borrowers, Merrill Lynch Capital, as administrative agent, a lender, sole bookrunner and sole lead arranger, ING Capital LLC, Allied Irish Banks PLC, and BMO Capital Markets Financing, Inc., as co-documentation agents and as lenders, GMAC Commercial Finance LLC, as syndication agent and as a lender, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on September 15, 2006).

10.4	Guaranty, dated as of June 15, 2006, by COMSYS IT Canada, Inc. in favor of Merrill Lynch Capital, in its capacity as administrative agent (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on September 15, 2006).

10.5	Consent and First Amendment to Term Loan Credit Agreement, dated as of March 31, 2006, among COMSYS Services LLC, COMSYS Information Technology Services, Inc. and Pure Solutions, Inc., as borrowers, COMSYS IT Partners, Inc. and PFI LLC, as guarantors, Merrill Lynch Capital, as administrative agent, NexBank, SSB, as collateral agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the SEC on September 15, 2006).

10.6	Consent, Waiver and Second Amendment to Term Loan Credit Agreement, dated as of September 15, 2006, among COMSYS Services LLC, COMSYS Information Technology Services, Inc. and Pure Solutions, Inc., as borrowers, COMSYS IT Partners, Inc., PFI LLC and COMSYS IT Canada, Inc., as guarantors, Merrill Lynch Capital, as administrative agent, NexBank, SSB, as collateral agent, and the lenders from time to time party thereto (incorporated

Exhibit
Number	Description
by reference to Exhibit 10.5 to the Form 8-K filed with the SEC on September 15, 2006).

10.7	Guaranty, dated as of June 15, 2006, by COMSYS IT Canada, Inc. in favor of Merrill Lynch Capital, in its capacity as administrative agent, and NexBank, SSB, in its capacity as collateral agent (incorporated by reference to Exhibit 10.6 to the Form 8-K filed with the SEC on September 15, 2006).

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2006	COMSYS IT PARTNERS, INC.

	By:	/s/ LARRY L. ENTERLINE

	Name:	Larry L. Enterline
	Title:	Chief Executive Officer

Date: November 9, 2006	By:	/s/ JOSEPH C. TUSA, JR.

	Name:	Joseph C. Tusa, Jr.
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of COMSYS IT Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on October 4, 2004).

3.2	Amended and Restated Bylaws of COMSYS IT Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the SEC on October 4, 2004).

3.3	First Amendment to the Amended and Restated Bylaws of COMSYS IT Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on May 4, 2005).

4.1	Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old COMSYS Holdings stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Form 8-A/A filed with the SEC on November 2, 2004).

4.2	Amendment No. 1 to Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old COMSYS Holdings stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed with the SEC on May 6, 2005).

4.3	Amended and Restated Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old Venturi stockholders party thereto (incorporated by reference to Exhibit 4.3 to the Form 8-A/A filed with the SEC on November 2, 2004).

4.4	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old Venturi stockholders party thereto (incorporated by reference to Exhibit 4.4 to the Form 10-Q filed with the SEC on May 6, 2005).

4.5	Voting Agreement, dated as of September 30, 2004, by and among the Company and the stockholders party thereto (incorporated by reference to Exhibit 2.4 to the Form 8-K filed with the SEC on October 4, 2004).

4.6	Voting Agreement, dated as of September 30, 2004, between the Company and MatlinPatterson Global Opportunities Partners, L.P. (incorporated by reference to Exhibit 2.5 to the Form 8-K filed with the SEC on October 4, 2004).

4.7#	Common Stock Purchase Warrant dated as of April 14, 2003, issued by the Company in favor of BNP Paribas (incorporated by reference to Exhibit 99.16 to the Form 8-K filed with the SEC on April 25, 2003).

4.8	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.6 to the Form 10-K filed with the SEC on April 1, 2005).

10.1	Employment Agreement dated as of July 27, 2006 between the Company and Larry L. Enterline (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on August 7, 2006).

10.2	Consent and First Amendment to Credit Agreement, dated as of March 31, 2006, among COMSYS Services LLC, COMSYS Information Technology Services, Inc. and Pure Solutions, Inc., as borrowers, COMSYS IT Partners, Inc. and PFI LLC, as guarantors, COMSYS Services LLC, acting in its capacity as borrowing agent and funds administrator for the borrowers, Merrill Lynch Capital, as administrative agent, a lender, sole bookrunner and sole lead arranger, ING Capital LLC, as co-documentation agent and as a lender, Allied Irish Banks PLC, as co-documentation agent and as a lender, GMAC Commercial Finance LLC, as syndication agent and as a lender, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on September 15, 2006).

10.3	Consent, Waiver and Second Amendment to Credit Agreement, dated as of September 15, 2006, among COMSYS Services LLC, COMSYS Information Technology Services, Inc. and Pure Solutions, Inc., as borrowers, COMSYS IT Partners, Inc., PFI LLC and COMSYS IT Canada, Inc. as guarantors, COMSYS Services LLC, acting in its capacity as borrowing agent and funds administrator for the borrowers, Merrill Lynch Capital, as administrative agent, a lender, sole bookrunner and sole lead arranger, ING Capital LLC, Allied Irish Banks PLC, and BMO Capital Markets Financing, Inc., as co-documentation agents and as lenders, GMAC Commercial Finance LLC, as syndication agent and as a lender, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on September 15, 2006).

Exhibit
Number	Description
10.4	Guaranty, dated as of June 15, 2006, by COMSYS IT Canada, Inc. in favor of Merrill Lynch Capital, in its capacity as administrative agent (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on September 15, 2006).

10.5	Consent and First Amendment to Term Loan Credit Agreement, dated as of March 31, 2006, among COMSYS Services LLC, COMSYS Information Technology Services, Inc. and Pure Solutions, Inc., as borrowers, COMSYS IT Partners, Inc. and PFI LLC, as guarantors, Merrill Lynch Capital, as administrative agent, NexBank, SSB, as collateral agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the SEC on September 15, 2006).

10.6	Consent, Waiver and Second Amendment to Term Loan Credit Agreement, dated as of September 15, 2006, among COMSYS Services LLC, COMSYS Information Technology Services, Inc. and Pure Solutions, Inc., as borrowers, COMSYS IT Partners, Inc., PFI LLC and COMSYS IT Canada, Inc., as guarantors, Merrill Lynch Capital, as administrative agent, NexBank, SSB, as collateral agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the SEC on September 15, 2006).

10.7	Guaranty, dated as of June 15, 2006, by COMSYS IT Canada, Inc. in favor of Merrill Lynch Capital, in its capacity as administrative agent, and NexBank, SSB, in its capacity as collateral agent (incorporated by reference to Exhibit 10.6 to the Form 8-K filed with the SEC on September 15, 2006).

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.