Form 10-K
period 2006-12-31
COMSYS IT PARTNERS INC
filed 2007-03-12
CIK 948850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to                     .
Commission file number 000-27792

COMSYS IT PARTNERS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	56-1930691
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
4400 Post Oak Parkway, Suite 1800
Houston, TX 77027
(Address, including zip code, of
principal executive offices)
(713) 386-1400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $0.01 Par Value per Share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. ☑
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐     Accelerated filer ☑     Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
          The aggregate market value of the voting common stock held by non-affiliates of the registrant as of July 2, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $136,820,699. For the purpose of calculating this amount only, all stockholders with more than 10% of the total voting power, all directors and all executive officers have been treated as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant does not have any non-voting common stock. The number of shares of the registrant’s common stock outstanding as of March 8, 2007, was 19,398,431.
DOCUMENTS INCORPORATED BY REFERENCE
          Parts of the definitive proxy statement for the registrant’s 2007 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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
          These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, including:
•	our success in attracting, training, retaining and motivating billable consultants and key officers and employees;

•	our ability to shift a larger percentage of our business mix into IT solutions and project management and, if successful, our ability to manage those types of business profitably;

•	changes in levels of unemployment and other economic conditions in the United States, or in particular regions or industries;

•	weakness or reductions in corporate information technology spending levels;

•	our ability to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions;

•	the impact of competitive pressures on our ability to maintain or improve our operating margins, including any change in the demand for our services;

•	the entry of new competitors into the U.S. staffing services market due to the limited barriers to entry or the expansion of existing competitors in that market;

•	increases in employment-related costs such as healthcare and unemployment taxes;

•	the possibility of our incurring liability for the activities of our billable consultants or for events impacting our billable consultants on clients’ premises;

•	the risk that we may be subject to claims for indemnification under our customer contracts;

•	the risk in an uncertain economic environment of increased incidences of employment disputes, employment litigation and workers’ compensation claims;

•	the risk that further cost cutting or restructuring activities could cause an adverse impact on certain of our operations;

•	economic declines that affect our business, including our profitability, liquidity or the ability to comply with our loan covenants;

•	adverse changes in credit and capital markets conditions that may affect our ability to obtain financing or refinancing on favorable terms;

•	adverse changes to management’s periodic estimates of future cash flows that may affect our assessment of our ability to fully recover our goodwill; and

•	whether governments will amend existing regulations or impose additional regulations or licensing requirements in such a manner as to increase our costs of doing business.
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
Company Overview
          We are a leading information technology, or IT, services company and provide a full range of specialized staffing and project implementation services and products. Our comprehensive service offerings allow our clients to focus their resources on their core businesses rather than on recruiting, training and managing IT professionals. In using our staffing services, our clients benefit from:
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
          In addition to our core IT staffing business, we also offer our customers services that complement our staffing activities, such as:
•	vendor management, in which we assist our clients in quantifying, consolidating, rationalizing and monitoring their procurement of temporary staffing and other services from multiple suppliers;

•	project solutions, including custom software development and maintenance, packaged software development and network design and management; and

•	recruitment and permanent placement of IT professionals.
These additional services provide us opportunities to build relationships with new clients and enhance our service offerings to our existing clients.
          We had approximately 5,000 consultants on assignment at December 31, 2006. We recruit our consultants through our internal proprietary database that contains information about more than 400,000 candidates, and also through the Internet, local and national advertising and trade shows. We have a specialized selection, review and reference process for our IT consultant candidates. This process is an integral part of maintaining the delivery of high quality service to our clients.
          We serve a broad and diversified customer base with over 800 corporate and government clients, including some of the largest users of IT services in the United States. These clients operate across a wide range of industry sectors, including financial services, telecommunications, manufacturing, information technology, government, pharmaceutical, transportation and health care. Our customer base includes approximately 30% of the Fortune 500 companies and approximately 68% of the Fortune 50 companies. We have long-standing relationships with many of our clients, including relationships of more than a decade with many of our large customers. We believe our diverse customer base limits the risk associated with customer concentration. In fiscal 2006, for example, none of our customers represented more than 6% of our revenues and our 15 largest customers represented approximately 39% of our revenues.

          Our operations have a coast-to-coast presence in the United States, with 44 offices in 25 states and offices in Canada and the United Kingdom. This coverage allows us to meet the needs of our clients on a national basis and provides us with a competitive advantage over certain regional and local IT staffing providers.
Our History
          We completed the merger of Venturi and Old COMSYS on September 30, 2004, and created one of the leading IT staffing and consulting companies in the United States. The combined company has achieved cost savings by reducing corporate overhead and other expenses. The combined company also enjoys the benefits of a broader geographic footprint and offers an expanded range of technology service offerings that we expect will make us more competitive.
          Prior to the merger, Old COMSYS was one of the largest providers of IT staffing services in the United States, and its consultants provided services to a diverse customer base that included commercial clients and federal and state governmental entities. Headquartered in Houston, Texas, it operated a network of 30 offices in 20 states. Prior to the merger, Venturi was a leading provider of technology and commercial staffing services to businesses and professional and government organizations. Its technology business operated through 27 offices in 20 states. Venturi’s IT service offerings, which were similar to those offered by Old COMSYS, included technology consulting, IT staffing, IT permanent placement and vendor management services.
          In connection with the merger, we changed the name of our corporation from “Venturi Partners, Inc.” to “COMSYS IT Partners, Inc.” Concurrent with the merger, we also completed the sale of Venturi’s commercial staffing services division, Venturi Staffing Partners, Inc., to CBS Personnel Services, Inc. (formerly known as Compass CS Inc.) for approximately $30.3 million in cash and the assumption of approximately $0.7 million in liabilities.
Services
          Our core business is providing IT staffing services. We also strive to differentiate ourselves from our competitors by offering additional services that complement our IT staffing services, including vendor management, project solutions and recruitment and permanent placement of IT professionals.
IT Staffing Services
          We provide a wide range of IT staffing services to companies in diversified vertical markets, including financial services, telecommunications, manufacturing, information technology, federal, state and local government, pharmaceutical, transportation and health care. We deliver qualified consultants and project managers for contract assignments and full-time employment across most technology disciplines. In light of the time- and location-sensitive nature of our core IT staffing services, offshore application development and maintenance centers have not to date proven critical to our operations or our competitive position.
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
Vendor Management Services
          Vendor management services, or VMS, are services that allow our clients to automate and manage their procurement of and expenditures for temporary IT, clerical, finance, accounting and light-industrial personnel. The largest users of contingent workers may rely on dozens of suppliers to meet their labor needs. VMS provides a mechanism for clients to reduce their expenditures for temporary personnel services by consolidating management of the contracting processes, standardizing pay rates for similar positions and reducing the number of suppliers providing these services. VMS gives our clients the ability to leverage their purchasing power for these temporary personnel services by standardizing their requisition, contract and procurement processes. Clients also benefit from contracting with only one supplier, receiving a consolidated invoice and having a single point of contact while retaining access to a full range of resources offered by a diverse portfolio of suppliers.
          We operate VMS under the brand name vWorxSM. vWorxSM provides a structured approach consisting of process management and a web-based software tool to quantify, rationalize and monitor the expenditures that a client makes for its contracted services. We use third-party software products and a proprietary software program to provide our VMS. Our VMS implementation processes have been ISO 9001:2000 certified, which means that our processes comply with a comprehensive set of international quality standards. We believe that we are one of the few companies in our industry providing vendor management services to have this ISO certification.
Project Solutions
          We complement our core competency in IT staffing and consulting services by offering our clients specialized project services that include project managers, project teams and turn-key deliverable-based solutions in the application development, application integration and re-engineering, application maintenance and application testing practice areas. We have a number of specialty practice areas, including business intelligence, statistical analysis applications (SAS), enterprise resource applications (ERP), infrastructure data solutions and globalization and localization services. We provide these solutions through a defined IT implementation methodology. We deliver these solutions through teams deployed at a client’s site, offsite at development centers located in Kalamazoo, Michigan; Richmond, Virginia; Somerset, New Jersey and Portland, Oregon and, through a strategic alliance, offshore at technology centers located in India. Most of our project solutions work is also on a time-and-materials basis, but we do provide services from time to time on a fixed-price basis.
Permanent Placement
          We also assist our clients in locating IT professionals for full-time positions within their organizations. We assist in recruitment efforts and screening potential hires. If a customer hires our candidate, we are generally compensated based on a percentage of the candidate’s first-year cash compensation. Billing is contingent on our filling the position and our fees are often subject to a 90-day guarantee period.
Industry Overview
          We believe that the demand for IT staffing in the United States is highly correlated to economic conditions and overall employment trends and that demand will increase with an improving economy. After contraction in the IT staffing industry from late 2000 to 2002 caused by corporate overspending on IT initiatives during the late 1990s and subsequent poor economic conditions, the industry has expanded since the later half of 2003, growing by approximately 10% in both 2004 and 2005 according to an August 2006 report by Staffing Industry Analysts, Inc., or SIA, an independent, industry-recognized research group. In the August 2006 report, SIA estimated 9% growth in 2006 IT staffing services. Gartner, Inc., another independent, industry recognized research and analysis firm, forecasted a 3% growth in IT services in 2006. Vendor management services are expected to grow at a much faster pace.
          SIA estimates North America IT staffing revenue in 2006 to be approximately $19.1 billion. The IT staffing industry is fragmented and highly competitive. Based on SIA data for 2005, no single provider accounted for more than 10% of total IT staffing industry revenues. The top five IT staffing providers accounted for approximately 34% of total industry revenues, up from 27% of total industry revenue in 2004. We believe the larger competitors in our industry are better positioned to increase their respective market share due, in part, to the fact that many large companies increasingly source their IT staffing and service needs from a list of preferred service providers that meet specific criteria. The criteria typically include the service provider’s (i) geographic coverage relative to the client’s locations, (ii) size and market share, which is often measured by total revenues, (iii) proven ability to quickly fill client requests with qualified candidates, and (iv) pricing structure, including discounts and rebates. As a result, we believe that further consolidation of our industry will continue.
          We believe that key elements of successfully competing in the industry include maintaining a strong base of qualified IT professionals to enable quick responses to client requests (often within 48 hours) and ensuring that the candidates are an appropriate fit with the cultural and technical requirements of each assignment. Other key success factors include accurate evaluation of candidates’ technical skills, strong account management to develop and maintain client relationships and efficient and consistent administrative processes to assist in the delivery of quality services.

Competitive Strengths
          We believe our competitive strengths differentiate us from our competitors and have allowed us to successfully create a sustainable and scalable national IT staffing services business. Our competitive strengths include:
          Proven Track Record with a National Footprint. We believe our brand name, high quality consultant base and broad geographic presence give us a competitive advantage as corporate and governmental clients continue to consolidate their use of IT staffing providers. At December 31, 2006, we had engaged approximately 5,000 consultants. We offer a wide range of IT staffing expertise, including website development and integration, application programming and development, client/server development, systems software architecture and design, systems engineering and systems integration. Our coast-to-coast presence of 44 offices in 25 states allows us to meet the needs of our clients on a national basis, as well as build local relationships. For our large customers that have multiple IT centers in the United States, our geographic coverage allows us to provide consistent high quality service through a single point of contact.
          Focus on IT Staffing Services. We believe the IT staffing industry offers a greater opportunity for higher profitability than many other commercial staffing segments because of the value-added nature of IT personnel. Unlike many of our competitors that offer several types of staffing services such as IT, finance, accounting, light industrial and clerical, we are focused on the IT sector. As a result, we are able to commit our resources and capital towards our goal of building the leading IT staffing services business in the U.S. We will; however, consider diversifying into other high-value staffing segments on an opportunistic basis.
          Diversified Revenue Base With Long-Term Customer Relationships. We have over 800 corporate and government clients, including approximately 30% of the Fortune 500 companies and approximately 68% of the Fortune 50 companies. During fiscal 2006, no single client represented more than 6% of our revenues and our 15 largest clients represented approximately 39% of our revenues. Our clients operate across a broad spectrum of vertical markets, with our four largest end markets consisting of financial services, telecommunications, healthcare, and information technology. We have long-standing relationships with many of our clients, including relationships of more than a decade with many of our large customers.
          Extensive Recruiting Channels and Effective Hiring Process. We believe our recruiting tools and processes and our depth of knowledge of the markets in which we operate provide us with a competitive advantage in meeting the demanding time-to-market requirements for placement of IT consultants. The placement of highly skilled personnel requires operational and technical knowledge to effectively recruit and screen personnel, match them to client needs, and develop and manage the resulting relationships. To find and place the best candidate with the applicable skill-set, we maintain a proprietary database that contains information about more than 400,000 candidates. We also recruit through the internet, local and national advertising and trade shows and we maintain two national recruiting centers. All of these resources assist us in locating qualified candidates quickly, often within 48 hours of a client placement request.
          Complementary Service Offerings. We believe our complementary service offerings help us to build and enhance our relationships with new and existing clients by providing us with cross-selling opportunities for all of our service offerings. In addition to our core business of IT staffing, we offer our customers vendor management services, project solutions and permanent placement of IT professionals. We began offering vendor management services in 2000 and now provide these services to 32 clients. We believe we are one of the leading vendor management businesses in the United States. We also evaluate opportunities to expand our service offerings based on customer demand and technology needs.
          Scalable Infrastructure. We have a scalable information technology and transaction processing infrastructure. Our back-office functions, including payroll, billing, accounts payable, collections and financial reporting, are consolidated in our customer service center in Phoenix, Arizona, which operates on a PeopleSoft platform. We also have a proprietary, web-enabled front-office exchange (FOX), which facilitates the identification, qualification and placement of consultants in a timely manner. In addition, we maintain a centralized call center for scheduling sales appointments and a centralized proposals and contract services department. We believe this infrastructure will facilitate our internal growth strategy and allow us to continue to integrate acquisitions rapidly.
Business Strategy
          Our goal is to become the leading provider of IT staffing and consulting services in the United States and to expand our complementary service offerings. We believe the following are key elements of our business strategy:

          Expand Our Services to Our Existing Client Base. We are focused on expanding our market share in IT staffing services through greater penetration of our existing client base through cross-selling of our various service lines. We believe our brand name and proven track record with our clients will allow us to become an increasingly significant preferred IT staffing provider to our clients. In order to facilitate our cross-selling opportunities, in 2006, we implemented our “storefront model” across our existing branch network wherein each branch offers all of our service lines. We believe that the storefront model will accelerate our ability to provide additional services, such as vendor management and project solutions, to our existing clients.
          Increase Our Customer Base within Our Existing Markets. We are focused on increasing our customer base by capitalizing on our broader geographic footprint and expanded range of services resulting from our merger with Venturi. We also plan to continue developing new customer relationships by leveraging our national and local sales forces through our 44 branch offices in the United States. We believe our reputation as a high quality provider of IT staffing services in our existing markets positions us to grow our share in certain of these markets with limited incremental fixed costs.
          Expand Our Geographic Presence. We opened three new offices in 2006 and seek opportunities to expand our national presence by adding additional offices in 2007. New office expansion will enable us to reach new clients or provide our services to existing clients in other locations where we have not previously served them. In particular, we continue to evaluate expansion to other cities in the United States where we believe the competitive dynamics would be favorable and we could enter with limited investment.
          Focus on Managed Solutions and Higher-Skills Staffing Opportunities. We plan to continue focusing on the practice areas in our managed solutions group and on placements that require more highly skilled IT professionals, which typically generate higher bill rates and margins. We also remain committed to identifying emerging information technology applications that have the potential to generate substantial demand and yield high margins.
          Attract and Retain Highly Skilled Consultants. We believe one of the keys to our success is our ability to attract and retain highly skilled consultants. To achieve this, we seek projects that provide our consultants the opportunity to work on complex applications or to learn new technologies. Our client profile, including approximately 30% of the Fortune 500, is also attractive to professionals with more advanced skill sets. We monitor the IT consultant market continuously and offer competitive compensation and benefits. In addition, we continue to expand our online training offerings to our consultants and also provide consultant resource managers, who assist our consultants in their career development and help maintain a positive work environment.
          Further Improve Operating Efficiency. We strive to continuously improve our efficiency in key business processes, especially in our sales and recruiting areas and our front and back office systems infrastructure. We also believe we can further improve our management of working capital. We believe that improvement in our business processes can contribute to further operating leverage while improving our service delivery to our clients.
          Capitalize on Strategic Acquisition Opportunities. We look for acquisition targets that provide us the opportunity to expand our services to new geographic markets, add new clients to our existing customer base or add new IT practice areas to our existing capabilities. In addition, we believe strategic acquisitions can enhance our internal growth through cross-selling opportunities that can expand our market share and enhance our profitability by capitalizing on our scalable infrastructure. More recently, we have begun to consider entering into other high-value staffing segments through acquisitions. We believe our operating platform enables us to integrate acquisitions efficiently while reducing corporate overhead and other expenses.
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
          Our company-wide compensation program for account managers and recruiters is intended to provide incentives for higher margin business. A significant component of compensation for account managers and recruiters is commissions, which increase significantly for placements with higher gross profit contribution.
Employees and Consultants
          Of our approximately 5,000 consultants on assignment at December 31, 2006, approximately 70% were employee consultants and approximately 30% were subcontractors and independent contractors. In addition, as of December 31, 2006, we had 797 permanent staff employees consisting primarily of management, administrative staff, account managers and recruiters. None of our employees are covered by collective bargaining agreements, and management believes that our relationships with our employees are good.
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
          In an effort to attract a broad spectrum of qualified billable consultants, we offer a wide variety of employment options and training programs. Through our training and development department, we offer an online training platform to our consultants. This program includes over 900 self-paced IT and business-related courses and eight technical certification paths in course areas such as software development, enterprise data systems, internet and network technologies, web design, project management, operating systems, server technologies and business-related skills. We believe these training initiatives improve consultant recruitment and retention, increase the technical skills of our personnel and result in better service for our clients.

We also provide consultant resource managers to assist our consultants in their career development and help maintain a positive work environment.
Competition
          We operate in a highly competitive and fragmented industry. There are relatively few barriers to entry into our markets, and the IT staffing industry is served by thousands of competitors, many of which are small, local operations. There are also numerous large national and international competitors that directly compete with us, including TEKsystems, Inc., Ajilon Consulting, MPS Group, Inc., Kforce Inc., Spherion Corporation, CDI Corp. and Analysts International Corp. Some of our competitors may have greater marketing and financial resources than us.
          The competitive factors in obtaining and retaining clients include, among others, an understanding of client-specific job requirements, the ability to provide appropriately skilled information technology consultants in a timely manner, the monitoring of job performance quality and the price of services. The primary competitive factors in obtaining qualified candidates for temporary IT assignments are wages, the technologies that will be utilized, the challenges that an assignment presents, the timing of availability of assignments and the types of clients and industries that will be serviced. We believe our nationwide presence, strength in recruiting and account management and the broad range of customers and industries to which we provide services make us highly competitive in obtaining and retaining clients and recruiting highly qualified consultants.
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
Trademarks
          We believe the COMSYS® name is extremely valuable and important to our business. We endeavor to protect our intellectual property rights and maintain certain trademarks, trade names, service marks and other intellectual property rights, including vWorxSM. We also license certain other proprietary rights in connection with our businesses. We are not currently aware of any infringing uses or other conditions that would be reasonably likely to materially and adversely affect our use of our proprietary rights.
Seasonality
          Our business can be affected by the seasonal fluctuations in corporate IT expenditures. Generally, expenditures are lowest during the first quarter of the year when our clients are finalizing their IT budgets. In addition, our quarterly results may fluctuate depending on, among other things, the number of billing days in a quarter and the seasonality of our clients’ businesses. Our business is also affected by the timing of holidays and seasonal vacation patterns, generally resulting in lower revenues and gross margins in the fourth quarter of each year. Extreme weather conditions may also affect demand in the first and fourth quarters of the year as certain of our clients’ facilities are located in geographic areas subject to closure or reduced hours due to inclement weather. In addition, we experience an increase in our cost of sales and a corresponding decrease in gross profit and gross margin in the first fiscal quarter of each year as a result of resetting certain state and federal employment tax rates and related salary limitations.
Available Information
          Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on the Investor Relations page of our website at www.COMSYS.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. Information contained on our website, or on other websites that may be linked to our website, is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.

EXECUTIVE OFFICERS
          Information regarding the executive officers of COMSYS is as follows:

Name	Age	Position

Larry L. Enterline	54	Chief Executive Officer

Michael H. Barker	52	Executive Vice President and Chief Operating Officer

Ken R. Bramlett, Jr.	47	Senior Vice President, General Counsel and Corporate Secretary

David L. Kerr	54	Senior Vice President—Corporate Development

Joseph C. Tusa, Jr.	48	Senior Vice President, Chief Financial Officer and Assistant Secretary
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
          Michael H. Barker. Mr. Barker has served as our Executive Vice President and Chief Operating Officer since October 2006. Mr. Barker served as our Executive Vice President – Field Operations from the completion of the merger in September 2004 until October 2006. Prior to the merger, Mr. Barker had served as the President of Division Operations of Venturi since January 2003. From January 2001 through January 2003, Mr. Barker served as President of Venturi’s Technology Division. Prior to that time, Mr. Barker served as President of Divisional Operations of Venturi from October 1999 to January 2001 and as President of its Staffing Services Division from January 1998 until October 1999. Prior to joining Venturi, from 1995 to 1997 Mr. Barker served as the Chief Operations Officer for the Computer Group Division of IKON Technology Services, a diversified technology company.
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
          David L. Kerr. Mr. Kerr has served as our Senior Vice President – Corporate Development since the completion of the merger in September 2004. Prior to the merger, Mr. Kerr had served as Senior Vice President – Corporate Development of Old COMSYS since July 2004. Mr. Kerr joined Old COMSYS in October 1999 and served as its Chief Financial Officer and a Senior Vice President until December 2001. Old COMSYS retained Mr. Kerr as an independent consultant from January 2002 to July 2004, during which time Old COMSYS sought his advice and counsel on a number of business matters related to the IT staffing industry, including corporate development, mergers and acquisitions, divestitures, sales operations and financial transactions. Prior to joining Old COMSYS, Mr. Kerr was the Founder, Principal Officer, Shareholder and Managing Director of Omni Ventures LLC and Omni Securities LLC. Mr. Kerr was previously a partner with KPMG where he specialized in merger and acquisition transactions.
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

ITEM 1A. RISK FACTORS
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
          The U.S. IT staffing services market is highly competitive and fragmented. We compete in national, regional and local markets with full-service and specialized staffing agencies, systems integrators, computer systems consultants, search firms and other providers of staffing and consulting services. Although the majority of our competitors are smaller than we are, a number of competitors have greater marketing and financial resources than us. In addition, there are relatively few barriers to entry into our markets and we have faced, and expect to continue to face, competition from new entrants into our markets. We expect that the level of competition will remain high in the future, which could limit our ability to maintain or increase our market share or maintain or increase gross margins, either of which could have a material adverse effect on our financial condition and results of operations. In addition, from time to time we experience pressure from our clients to reduce price levels, and during these periods we may face increased competitive pricing pressures. Competition may also affect our ability to recruit the personnel necessary to fill our clients’ needs. We also face the risk that certain of our current and prospective clients will decide to provide similar services internally. There can be no assurance that we will continue to successfully compete.
Any economic downturn, or the perception that such a downturn is possible, may cause our revenues to decline and may adversely affect our results of operations, cash flows and financial condition.
          Our results of operations are affected by the level of business activity of our clients, which in turn is affected by local, regional and global economic conditions. Since demand for staffing services is sensitive to changes, as well as perceived changes, in the level of economic activity, our business may suffer during economic downturns. As economic activity slows down, or companies believe that a decline in economic activity is possible, companies frequently cancel, reduce or defer capital investments in new technology systems and platforms and tend to reduce their use of temporary employees and permanent placement services before undertaking layoffs of their regular employees, resulting in decreased demand for staffing services. Also, as businesses reduce their hiring of permanent employees, revenue from our permanent placement services is adversely affected. As a result, any significant economic downturn, or the perception that a downturn is possible, could reduce our revenues and adversely affect our results of operations, cash flow and financial condition.
Our profitability will suffer if we are not able to maintain current levels of billable hours and bill rates and control our costs.
          Our profit margins, and therefore our profitability, are largely dependent on the number of hours billed for our services, utilization rates, the bill rates we charge for these services and the pay rates of our consultants.
          Accordingly, if we are unable to maintain these amounts at current levels, our profit margin and our profitability will suffer. Our bill rates are affected by a number of considerations, including:
•	our clients’ perception of our ability to add value through our services;

•	competition, including pricing policies of our competitors; and

•	general economic conditions.
Our billable hours are affected by various factors, including:
•	the demand for IT staffing services;

•	the number of billing days in any period;

•	the quality and scope of our services;

•	seasonal trends, primarily as a result of holidays, vacations and inclement weather;

•	our ability to recruit new consultants to fill open orders;

•	our ability to transition consultants from completed assignments to new engagements;

•	our ability to forecast demand for our services and thereby maintain an appropriately balanced and sized workforce; and

•	our ability to manage consultant turnover.
          Our pay rates are affected primarily by the supply of and demand for skilled U.S.-based consultants. During periods when demand for consultants exceeds the supply, pay rates may increase.
          Some of our costs, such as office rents, are fixed in the short term, which limits our ability to reduce costs in periods of declining revenues. Our current and future cost-management initiatives may not be sufficient to maintain our margins as our revenue varies.
We may be unable to attract and retain qualified billable consultants, which could have an adverse effect on our business, financial condition and results of operations.
          Our operations depend on our ability to attract and retain the services of qualified billable consultants who possess the technical skills and experience necessary to meet our clients’ specific needs. We are required to continually evaluate, upgrade and supplement our staff in each of our markets to keep pace with changing client needs and technologies and to fill new positions. The IT staffing industry in particular has high turnover rates and is affected by the supply of and demand for IT professionals. This has resulted in intense competition for IT professionals, and we expect such competition to continue. Our customers may also hire our consultants, and direct hiring by customers adversely affects our turnover rate as well. In addition, our consultants’ loyalty to us may have been harmed by our decreasing pay rates in order to preserve our profit margin in the previous market downturn, which may adversely affect our competitive position. Certain of our IT operations recruit consultants who require H-1B visas, and U.S. immigration policy currently restricts the number of new H-1B petitions that may be granted in each fiscal year. Our failure to attract and retain the services of consultants, or an increase in the turnover rate among our consultants, could have a material adverse effect on our business, operating results or financial condition. If a supply of qualified consultants, particularly IT professionals, is not available to us in sufficient numbers or on economic terms that are, or will continue to be, acceptable to us, our business, operating results or financial condition could be materially adversely affected.
We depend on key personnel, and the loss of the services of one or more of our senior management or a significant portion of our local management personnel could weaken our management team and our ability to deliver quality services and could adversely affect our business.
          Our operations historically have been, and continue to be, dependent on the efforts of our executive officers and senior management. In addition, we are dependent on the performance and productivity of our respective regional operations executives, local managing directors and field personnel. The loss of one or more of our senior management or a significant portion of our management team could have an adverse effect on our operations, including our ability to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions. Our ability to attract and retain business is significantly affected by local relationships and the quality of services rendered by branch managerial personnel. If we are unable to attract and retain key employees to perform these services, our business, financial condition and results of operations could be materially adversely affected.
Our dependence on large customers and the risks we assume under our contracts with them could have a material adverse effect on our revenues and results of operations.
          We depend on several large customers for a significant portion of our revenues. Generally, we do not provide services to our customers under long-term contracts. If one or more of our large customers terminated an existing contract or substantially reduced the services they purchase from us, our revenues and results of operations would be adversely affected. In addition, large customers, including those with preferred supplier arrangements, increasingly have been seeking pricing discounts, rebates or other pricing concessions in exchange for higher volumes of business or maintaining existing levels of business. Furthermore, we may be required to accept less favorable terms regarding risk allocation, including assuming obligations to indemnify our clients for damages sustained in connection with the provision of our services. These factors may potentially adversely affect our revenues and results of operations.
Our failure to achieve our strategic goal of shifting more of our business into the IT solutions area could adversely impact our growth rate and profitability.
          As market factors continue to pressure our revenue growth and margins in the IT staffing area, we have developed a strategy of shifting more of our business mix into the higher growth and higher margin solutions areas to complement our core business. We have committed resources and management attention to our managed solutions group, which currently offers vendor management services, applications development and other consulting services with emphasis on business intelligence, SAS, ERP, infrastructure data solutions and globalization and localization services. There can be no assurance that we will succeed in our strategy of shifting more of our business mix into these areas, or into other areas within the solutions sector of the IT services industries. Our failure to achieve this strategic objective could adversely impact our growth rate and profitability.

Factors beyond our control may affect our ability to successfully execute our acquisition strategy, which may have an adverse impact on our growth strategy.
          Our business strategy includes increasing our market share and presence in the IT staffing and project solutions sectors through strategic acquisitions of companies and assets that complement or enhance our business. We expect to face competition for acquisition opportunities, and some of our competitors may have greater financial resources or access to financing on more favorable terms than us. This competition may limit our acquisition opportunities and our ability to grow through acquisitions or could raise the prices of acquisitions and make them less accretive or possibly non-accretive to us.
          We regularly evaluate opportunities for acquisitions that may complement or enhance our business. These acquisitions, if completed, may involve numerous risks, including:
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
We may suffer losses due to the conduct of our employees or our clients’ employees during staffing assignments.
          We employ and place people generally in the workplaces of other businesses. Attendant risks of this activity include possible claims of discrimination and harassment, employment of illegal aliens, violations of wage and hour requirements, errors and omissions of temporary employees, particularly of professionals, misuse of client proprietary information, misappropriation of funds, other criminal activity or torts and other similar claims. In some instances we have agreed to indemnify our clients against some or all of the foregoing matters. We will be responsible for these indemnification obligations, to the extent they remain in effect, and may in the future agree to provide similar indemnities to some of our prospective clients. In certain circumstances, we may be held responsible for the actions at a workplace of persons not under our direct control. Although historically we have not suffered any material losses in this area, there can be no assurance that we will not experience such losses in the future or that our insurance, if any, will be sufficient in amount or scope to cover any such liability. The failure of any of our employees or personnel to observe our policies and guidelines, relevant client policies and guidelines, or applicable federal, state or local laws, rules and regulations, and other circumstances that cannot be predicted, could have a material adverse effect on our business, operating results and financial condition.
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
          Commencing with our fiscal year ended January 1, 2006, we became subject to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures. This section also requires that our independent registered public accounting firm opine on those internal controls and management’s assessment of those controls. During the course of our evaluation and integration of the internal controls of our business, we identified areas requiring improvement, and we have designed enhanced processes and controls to address issues identified through this review.
          The out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 have been significant. If the future time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected. If we fail to fully comply with the requirements of Section 404 or if we determine that we have a material weakness, or if our auditors disagree with our assessment in connection with the presentation of our financial statements, the accuracy and timeliness of the filing of our periodic reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.
Due to inherent limitations, there can be no assurance that our system of disclosure and internal controls and procedures will be successful in preventing all errors and fraud, or in making all material information known in a timely manner to management.
          Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within COMSYS have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.
          The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected that could have a material adverse effect on our business, results of operations and financial condition.
Our strategic decision not to pursue a broadbased offshore strategy may adversely impact our revenue growth and profitability.
          In the past few years, more companies are using, or are considering using, low cost “offshore” outsourcing centers, particularly in India, to perform technology related work and projects. This trend has contributed to the slowing growth in domestic IT staff augmentation revenue as well as on-site solutions oriented projects. We have strategic alliances with Indian suppliers to provide our clients with a low cost offshore alternative, but have not to date pursued a broadbased offshore strategy. Our strategic decision not to pursue such a broadbased offshore strategy may adversely impact our revenue growth and profitability.
We have substantial intangible assets, have incurred significant impairment charges in the past and may incur further charges if there are significant adverse changes to our operating results or outlook.
          Our intangible assets consist of goodwill and customer base intangibles resulting from acquisitions of businesses from unrelated third parties for cash and other consideration. We have accounted for these acquisitions using the purchase method of accounting, with the assets and liabilities of the businesses acquired recorded at their estimated fair values as of the dates of the acquisitions. Goodwill in an amount equal to the excess of cost over fair value of the net assets acquired has been recorded at historical cost. Our other intangible assets consist mainly of customer lists.
          We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which prohibits the amortization of goodwill and requires that goodwill and other intangible assets be tested annually for impairment. We perform these tests on an annual basis, and any significant adverse changes in our expected future operating results or outlook would likely result in impairment of the affected intangible assets that could have a material adverse impact on our results of operations and financial condition.

Adverse results in tax audits could require significant cash expenditures or expose us to unforeseen liabilities.
          We are subject to periodic federal, state and local income tax audits for various tax years. Although we attempt to comply with all taxing authority regulations, adverse findings or assessments made by the taxing authorities as the result of an audit could have a material adverse affect on our business, financial condition, cash flows and results of operations.
We may be subject to lawsuits and claims, which could have a material adverse effect on our financial condition and results of operations.
          A number of lawsuits and claims are pending against us, and additional claims and lawsuits may arise in the future. Litigation is inherently uncertain. If an unfavorable ruling or outcome were to occur, such event could have a material adverse effect on our financial condition, cash flows and results of operations.
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
          We are dependent on the proper functioning of information systems in operating our business. Critical information systems are used in every aspect of our daily operations, most significantly in the identification and matching of staffing resources to client assignments and in the customer billing and consultant payment functions. Our systems are vulnerable to natural disasters, fire, terrorist acts, power loss, telecommunications failures, physical or software break-ins, computer viruses and other similar events. If our critical information systems fail or are otherwise unavailable, we would have to accomplish these functions manually, which could temporarily impact our ability to identify business opportunities quickly, maintain billing and client records reliably and bill for services efficiently. In addition, we depend on third party vendors for certain functions whose future performance and reliability we cannot control.
Risks Related to our Indebtedness
We have substantial debt obligations that could restrict our operations and adversely affect our business and financial condition.
          We have substantial indebtedness. As of December 31, 2006, our total debt was approximately $98.5 million, consisting of $88.5 million under a revolving credit facility and a $10.0 million senior secured term loan.
          Our indebtedness could have adverse consequences, including:
•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	limiting our ability to borrow additional funds.
          Our outstanding debt bears interest at a variable rate, subjecting us to interest rate risk. Further, we use a substantial portion of our operating cash flow to pay interest on our debt instead of other corporate purposes. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. Our cash flow and capital resources may not be sufficient for payment of interest and principal on our debt in the future, and any such alternative measures may not be successful or may not permit us to meet scheduled debt service obligations. Any failure to meet our debt obligations could harm our business and financial condition.
Restrictive financing covenants limit the discretion of our management and may inhibit our operating flexibility.
          Our credit facilities contain a number of covenants that, among other things, restrict our ability to:
•	incur additional indebtedness;

•	repurchase shares;

•	declare or pay dividends and other distributions;

•	incur liens;

•	make capital expenditures;

•	make certain investments or acquisitions;

•	repay debt; and

•	dispose of property.

          In addition, under our credit facilities, we are required to satisfy a minimum fixed charge coverage ratio and a maximum total leverage ratio. A breach of any covenants governing our debt would permit the acceleration of the related debt and potentially other indebtedness under cross-default provisions, which could harm our business and financial condition. These restrictions may place us at a disadvantage compared to our competitors that are not required to operate under such restrictions or that are subject to less stringent restrictive covenants.
We will require a significant amount of cash to service our indebtedness and satisfy our other liquidity needs. Our ability to generate cash depends on many factors beyond our control.
          Our ability to make payments on our indebtedness and to fund our working capital requirements and other liquidity needs will depend on our ability to generate cash in the future. To a certain extent, this ability is subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facility or otherwise in an amount sufficient to enable us to successfully execute our business strategy, pay our indebtedness and fund our other liquidity needs.
          If we are not able to repay our debt obligations on or prior to their maturity, we may need to refinance all or a portion of our indebtedness. Our revolving credit facility and term loan credit facility will mature in 2010 and, thus, we may be required to refinance any outstanding amounts under our credit facilities. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we are unable to generate sufficient cash flow to pay our indebtedness or to refinance our debt obligations on commercially reasonable terms, our business, financial condition and results of operations could be adversely affected.
If we default on our obligations to pay our indebtedness, or fail to comply with the covenants and restrictions contained in the agreements governing our indebtedness, our financial condition may be adversely affected by the consequences of any such default.
          If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to make required payments on our revolving credit facility, term loan credit facility or any future debt which we may incur, or if we fail to comply with the various covenants and restrictions contained in the agreements governing our indebtedness (including the ratio required under our credit facilities), we could be in default under the terms of such agreements governing our indebtedness.
          In the event of a default under any of our debt agreements that is not cured or waived, the holders of such indebtedness could elect to declare all amounts outstanding thereunder to be immediately due and payable. In addition, upon an event of default under our credit facilities that is not cured or waived, we would no longer be able to borrow funds under our credit facilities, which would make it difficult to operate our business. Moreover, because the agreements governing our credit facilities contain, and any future debt agreements into which we may enter may contain, customary cross-default provisions, an event of default under our credit facilities or any future debt agreements into which we may enter, if not cured or waived, could also permit some or all of our lenders to declare all outstanding amounts to be immediately due and payable.
          If the amounts outstanding under any of our debt agreements are accelerated, we cannot assure you that our assets will be sufficient to repay in full the money owed to our lenders or to our other debt holders. If we are unable to repay or refinance such accelerated amounts, lenders having secured obligations, such as the lenders under our revolving credit facility, could proceed against the collateral securing the debt, and we could be forced into bankruptcy or liquidation.
Risks Related to Investment in Our Common Stock
Shares of our common stock have been thinly traded in the past and the prices at which our common stock will trade in the future could fluctuate significantly.
          As of February 28, 2007, there were 19,396,431 shares of our common stock issued and outstanding. Although our common stock is listed on The NASDAQ Global Market and a trading market exists, the trading volume has not been significant and there can be no assurance that an active trading market for our common stock will develop or be sustained in the future. Our average daily trading volume during the twelve months ended February 28, 2007, was approximately 117,832 shares. As a result of the thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, investors may be unable to liquidate their investment in our stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. The prices at which our common stock will trade in the future could fluctuate significantly.

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
          The market price of our shares may fluctuate significantly. In addition to lack of liquidity, many factors that are beyond our control may affect the market price and marketability of our shares and may adversely affect our ability to raise capital through equity financings. These factors include the following:
•	general price and volume fluctuations in the stock markets;

•	changes in our earnings or variations in operating results;

•	any shortfall in revenue or net income or any increase in losses from levels expected by securities analysts;

•	changes in regulatory policies or tax laws;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.
Ownership of our common stock is concentrated among a small number of major stockholders that have the ability to exercise significant control over us, and whose interests may differ from the interests of other stockholders.
          As of February 28, 2007, Wachovia Investors, Inc. beneficially owned 20.4% of our outstanding common stock, Amalgamated Gadget, L.P. beneficially owned 11.1% of our outstanding common stock and Inland Partners, L.P. and Links Partners, L.P. collectively beneficially owned 5.9% of our outstanding common stock. In addition, pursuant to the terms of a voting agreement entered into in connection with the merger, our principal stockholder, Wachovia Investors, Inc. has the right through September 30, 2007 to recommend to the nominating committee of our board four to six nominees to be elected to our board of directors, depending on the size of the board, and each stockholder party to the voting agreement has agreed to vote its shares of our common stock in favor of such nominees. The voting agreement may have the effect of delaying or preventing a change in our management. As a practical matter, Wachovia Investors acting alone or these stockholders collectively will be able to exert significant influence over, or determine, the direction taken by us and the outcome of future matters submitted to our stockholders, including the terms of any proposal to acquire us, subject to some limited protections afforded to minority stockholders under our charter. These protections include special approval requirements through September 30, 2007 for fundamental corporate transactions, some related-party transactions and amendments to our charter and to certain provisions of our bylaws.
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
          We may need to access the public equity markets to secure additional capital to repay debt, pursue our acquisition strategy or meet other financial needs. Our registration obligations to our significant stockholders could limit our ability or make it more difficult for us to raise funds through common stock offerings upon desirable terms or when required. Our failure to raise additional capital when required could:
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
          We have not historically paid cash dividends on our common stock, and we currently anticipate that we will retain all future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our board of directors. In addition, the terms of our credit facilities prohibit us from paying dividends and making other distributions. As a result, only appreciation of the price of our common stock, which may not occur, will provide a return to our stockholders. Also, holders of warrants to purchase our common stock and holders of unvested restricted stock also participate in dividend payments. As a result, any dividend payments must be allocated to warrant holders and unvested restricted stock holders, as well as common stock holders.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
          None.
ITEM 2. PROPERTIES
          We are headquartered in Houston, Texas and maintain 44 offices in 25 states, one in Toronto, Canada and one in the United Kingdom and a customer service center in Phoenix, Arizona. We generally lease our office space under leases with initial terms of five to ten years. These leases typically contain such terms and conditions that are customary in each geographic market. Our offices are usually in office or industrial buildings, and occasionally in retail buildings, and our headquarters facilities and regional offices are in similar facilities. We believe that our offices are well maintained and suitable for their intended purpose.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
          Our common stock has been quoted on the NASDAQ Global Market under the symbol “CITP” since July 14, 2006. From the date of the merger until July 14, 2006, our common stock was quoted on the Nasdaq National Market under the same symbol. From May 13, 2004 until the merger, our common stock traded on the Nasdaq National Market under the symbol “VENP.” From November 21, 2002 until May 13, 2004, our common stock traded on the OTC Bulletin Board maintained by the National Association of Securities Dealers, which we refer to as the OTC Bulletin Board.
          The following table includes the high and low sales prices for our common stock as reported on the Nasdaq National Market for each quarter during the period from January 3, 2005 through December 29, 2006.

	High	Low

2005
First Quarter	$17.24	$10.00
Second Quarter	20.25	11.43
Third Quarter	21.14	10.02
Fourth Quarter	15.18	9.20

2006
First Quarter	12.50	10.05
Second Quarter	15.64	9.82
Third Quarter	19.25	12.82
Fourth Quarter	21.85	16.81
          As of March 8, 2007, the closing price of our common stock was $18.90, there were 19,398,431 shares of our common stock outstanding and there were 435 holders of record of our common stock.
Dividend Policy
          Because our policy has been to retain earnings for use in our business, we have not historically paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business. In addition, our credit facility currently prohibits the payment of cash dividends. Also, holders of warrants to purchase our common stock and holders of unvested restricted stock also participate in dividend payments. As a result, any dividend payments must be allocated to warrant holders and unvested restricted stock holders, as well as common stock holders. In the future, our board of directors will determine whether to pay cash dividends based on conditions then existing, including our earnings, financial condition, capital requirements, financing arrangements, the terms of our credit agreements and other contractual obligations and any other factors our board of directors deems relevant.
          The information required by Item 201(d) of Regulation S-K is incorporated herein by reference to the section entitled “Equity Compensation Plan Information” in our Proxy Statement for our 2007 Annual Stockholders’ meeting, which will be filed with the SEC pursuant to Regulations 14A under the Exchange Act.
ITEM 6. SELECTED FINANCIAL DATA
          You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes appearing elsewhere in this report.
          For accounting purposes, the merger of Old COMSYS with Venturi was treated as a reverse merger, in which Old COMSYS was deemed to be the acquirer. The selected financial data for all periods prior to the merger on September 30, 2004 reflect the historical results of Old COMSYS. The selected financial data for periods subsequent to September 30, 2004 reflect financial results of COMSYS after giving effect to the merger and include Venturi’s results of operations from the effective date of the merger.

          The consolidated statements of operations data for the fiscal years ended December 31, 2006, January 1, 2006, and January 2, 2005 and the consolidated balance sheets data at December 31, 2006 and January 1, 2006 are derived from the audited consolidated financial statements appearing elsewhere in this report. The consolidated statements of operations data for the fiscal years ended December 31, 2003 and 2002 and the consolidated balance sheets data at January 2, 2005, December 31, 2003 and December 31, 2002 are derived from Old COMSYS’ audited consolidated financial statements that are not included in this report. In light of the merger of Old COMSYS and Venturi, the historical data presented below is not indicative of future results. We did not pay any cash dividends on our common stock during any of the periods set forth in the following table.

	Year Ended
	December 31,	January 1,	January 2,	December 31,	December 31,
	2006(1)	2006(1)	2005(1)	2003	2002
		(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues from services	$736,645	$661,657	$437,013	$332,850	$386,947
Cost of services	557,598	505,233	331,474	251,501	292,266

Gross profit	179,047	156,424	105,539	81,349	94,681

Operating costs and expenses:
Selling, general and administrative	135,651	120,357	86,376	63,881	69,858
Restructuring and integration costs	—	4,780	10,322	854	875
Goodwill impairment loss	—	—	—	—	11,200
Depreciation and amortization	8,717	9,067	14,564	15,870	14,580

	144,368	134,204	111,262	80,605	96,513

Operating income (loss)	34,679	22,220	(5,723)	744	(1,832)
Interest expense and other expenses, net(2)	15,208	17,061	51,848	37,234	14,634
Loss on early extinguishment of debt	3,191	2,227	2,986	—	—
Income tax expense (benefit)	(4,767)	783	(5,402)	760	—
Cumulative effect of accounting change:
goodwill impairment(3)	—	—	—	—	141,500

Net income (loss) before dividends	21,047	2,149	(55,155)	(37,250)	(157,966)
Preferred stock dividends and accretion(2)	—	—	—	(19,240)	(34,737)

Net income (loss)	$21,047	$2,149	$(55,155)	$(56,490)	$(192,703)

Basic and diluted earnings (loss) per common share(4)	$1.10	$0.14	$(14.20)	$(23,153.48)	$(78,975.10)

Weighted average basic and diluted shares outstanding(4):
Basic	18,449	15,492	3,884	2.4	2.4
Diluted	19,137	15,809	3,884	2.4	2.4

	Year Ended
	December 31,	January 1,	January 2,	December 31,	December 31,
	2006(1)	2006(1)	2005(1)	2003	2002
	(In thousands)
Consolidated Balance Sheets Data:
Total assets(2)	$375,034	$366,921	$322,481	$168,119	$183,953
Mandatorily redeemable preferred stock, redeemable common stock and warrant liability(2)	—	—	23,314	360,721	315,509
Other debt, including current maturities	98,542	142,273	140,123	111,706	141,353
Stockholders’ equity (deficit)(2)	94,770	71,096	36,025	(373,180)	(318,986)

(1)	Historically, Old COMSYS’ fiscal year ended on December 31st, while Venturi’s fiscal year ended on the Sunday closest to December 31st. In connection with the merger, we adopted Venturi’s fiscal year-end. Accordingly, our fiscal year-end for 2006, 2005 and 2004 was December 31, 2006, January 1, 2006 and January 2, 2005, respectively.

(2)	Effective July 1, 2003, Old COMSYS adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”), which resulted in the reclassification of Old COMSYS’ mandatorily redeemable preferred stock and accrued dividends of $337.7 million and $1.4 million of common stock, to noncurrent liabilities. Stockholder notes receivable for the purchase of redeemable securities were reclassified out of equity and recorded as noncurrent assets. Additionally, Old COMSYS reclassified $3.7 million of unamortized issuance costs associated with the mandatorily redeemable preferred stock to other assets. Old COMSYS also began to recognize dividends declared and the amortization of the deferred issuance costs associated with the mandatorily redeemable preferred stock as interest expense. See Note 2 to the audited consolidated financial statements included elsewhere in this report.

(3)	Effective January 1, 2002, Old COMSYS adopted SFAS 142 and, as a result of its initial impairment test, incurred a goodwill impairment loss that was recorded as the cumulative effect of a change in accounting principle.

(4)	The loss per share data and weighted average number of shares outstanding for periods prior to the merger have been retroactively restated to reflect the exchange ratio of 0.0001 of a share of our common stock for each share of Old COMSYS stock outstanding immediately prior to the merger as if such exchange had occurred at the beginning of each of the periods presented.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this report. For accounting purposes, the merger of Old COMSYS with Venturi was treated as a reverse merger in which Old COMSYS was deemed to be the acquirer. The financial data and discussion and analysis set forth below relating to all periods prior to the merger on September 30, 2004 reflect the historical results of Old COMSYS. The financial data and discussion and analysis set forth below relating to periods subsequent to September 30, 2004 reflect financial results of COMSYS after giving effect to the merger and include Venturi’s results of operations from the effective date of the merger. The historical data presented below is not indicative of future results.
Our Business
          Our mission is to become the leading provider of IT staffing services in the United States. We intend to continue pursuing this mission through a combination of internal growth and strategic acquisitions that complement or enhance our business.
          Industry trends that affect our business include:
•	rate of technological change;

•	rate of growth in corporate IT budgets;

•	penetration of IT staffing in the general workforce;

•	outsourcing of the IT workforce; and

•	consolidation of supplier bases.
          We anticipate our growth will be primarily generated from greater penetration of our service offerings with our current clients, introducing new service offerings to our customers and obtaining new clients. Our strategy for achieving this growth includes expanding our geographic presence, cross-selling our vendor management solutions and project solutions services to existing IT staffing customers, aggressively marketing our services to new clients, expanding our range of value-added services, enhancing brand recognition and making strategic acquisitions.
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
          Our revenue is primarily driven by bill rates and billable hours. Most of our billings for our staffing and project solutions services are on a time-and-materials basis, which means we bill our customers based on pre-agreed bill rates for the number of hours that each of our consultants works on an assignment. Hourly bill rates are typically determined based on the level of skill and experience of the consultants assigned and the supply and demand in the current market for those qualifications. General economic conditions, macro IT expenditure trends and competition may create pressure on our pricing. Increasingly, large customers, including those with preferred supplier arrangements, have been seeking pricing discounts in exchange for higher volumes of business or maintaining existing levels of business. Billable hours are affected by numerous factors, such as the quality and scope of our service offerings and competition at the national and local levels. We also generate fee income by providing vendor management and permanent placement services.
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
          The principal components of selling, general and administrative expenses are salaries, selling and recruiting commissions, advertising, lead generation and other marketing costs and branch office expenses. Our branch office network allows us to leverage certain selling, general and administrative expenses, such as advertising and back office functions.
          Our back office functions, including payroll, billing, accounts payable, collections and financial reporting, are consolidated in our customer service center in Phoenix, Arizona, which operates on a PeopleSoft platform. We also have a proprietary, web-enabled front-office exchange (FOX) that facilitates the identification, qualification and placement of consultants in a timely manner. We maintain a national recruiting center, a centralized call center for scheduling sales appointments and a centralized proposals and contract services department. We believe this scalable infrastructure allows us to provide high quality service to our customers and will facilitate our internal growth strategy and allow us to continue to integrate acquisitions rapidly.
          Historically, Old COMSYS’ fiscal year ended on December 31st, while Venturi’s fiscal year ended on the Sunday closest to December 31st. In connection with the merger, we adopted Venturi’s fiscal year-end. Accordingly, our fiscal year-end for 2006, 2005 and 2004 was December 31, 2006, January 1, 2006 and January 2, 2005, respectively.
Overview of 2006 Results
          Our three stated priorities for 2006 were internal growth, focus on our balance sheet and pursuit of selected acquisitions. We made the following progress against each during the year.
          Our revenues grew 11.3% in 2006 from 2005. 2006 includes a full year of revenue from our fourth quarter 2005 acquisition of Pure Solutions. Revenue per billing day increased approximately $0.3 million, from $2.6 million in 2005 to $2.9 million in 2006. Growth was strong in all of our service lines. In our staffing service line, our average headcount grew and we improved billing rates and spreads, all of which contributed to revenue and gross margin growth. We ended the year at approximately 5,000 billable consultants, which was unchanged from the end of 2005. This was due to greater than expected seasonal fall-off at several of our larger clients related to budget constraints and holiday shut-downs.
          Our managed solutions service line had strong growth during 2006, and we now have over $1 billion of annualized spend in our vendor management service line. We continue to emphasize our SAP and SAS service offerings and were selected as a SAP Services Partner in the fourth quarter of 2006.
          Although permanent placement revenues were strong in 2006, this remains a smaller service line for us by design. We do believe the strength in the permanent placement portion of the market supports the expectation that the current economic expansion has some longevity.
          In addition to strong revenue growth, we increased our gross margin from 23.6% in 2005 to 24.3% in 2006, or $22.6 million, due to the increased spreads in staffing, the addition of Pure Solutions, and the growth in managed solutions and permanent placement activity. Selling, general and administrative expenses increased by $15.3 million from 2005 to 2006, but as a percentage of revenues rose only from 18.1% to 18.4%. Approximately one-third of the dollar increase was in commissions paid out due to the revenue growth. The remainder was primarily due to compensation costs, including payments under incentive-based plans primarily for our operations management and Company officers, severance for our former CEO and General Counsel and stock-based compensation. We implemented SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), in the beginning of 2006, and the impact of the adoption of this pronouncement is discussed herein and in the footnotes to our financial statements included elsewhere in this report.

          Our second priority was to continue our focus on the balance sheet, with a view towards streamlining operations, improving working capital management and improving our financial flexibility. We were successful in completing the transition of our long-term debt into a traditional lower cost asset-based arrangement. The details of the changes in our financings are discussed below under Liquidity and Capital Resources. The interest savings these transactions will generate are significant. We increased cash flow from operating activities from $14.8 million in 2005 to $46.5 million in 2006 due to the increase in net income and improved working capital management. Our net income for 2006 included a tax refund and related interest of $6.4 million, which was used to pay down debt. Under the terms of our credit facilities, all cash flow generated by our operations net of approved capital spending levels and acquisition costs are used to pay down our debt balances. Our total debt at the end of the year was $98.5 million, down from $142.3 million at the end of 2005 and $148.1 million at our seasonal peak at the end of the first quarter of 2006. There are seasonal increases in our debt levels during the first quarter of each year; however, we expect to make further reductions against our debt in 2007. Management of accounts receivable was the driver in our improved working capital. We decreased our days sales outstanding from 48 days at the end of 2005 to 43 days at the end of 2006 due primarily to the collection of old balances and improved timeliness and accuracy of billings. Our vendor management services have grown and our accounts receivable related to this service line at the end of the year was approximately $73.0 million. The associated revenue is recorded on a net basis and was approximately $6.0 million in the fourth quarter of 2006.
          Our third priority was to continue to pursue selected acquisitions. Our sector is still highly fragmented, and we expect to use the acquisition process to add market share or extend our service lines. We did not complete any acquisitions during 2006 as we continued to be very selective in choosing the opportunities we might pursue. We are continuing to look for opportunities that will allow us to expand our scale, add complementary service offerings to our managed solutions group or potentially diversify into other high-value staffing markets.
2007 Outlook
          As we enter 2007, we plan on keeping our priorities straightforward. We will continue to keep internal growth at the top of our list, and will focus on sales, marketing and recruiting to our core customer base and on adding new customers throughout the year. We are also evaluating several new markets for one or more additional new offices in 2007. Continuing improvements in efficiency will also be a priority, and we expect to devote considerable attention to process improvements, especially in sales and recruiting and in our front and back offices, and on achieving improvements in working capital management. And lastly, we will continue to look for acquisitions that meet our criteria, which may include entering into other high-value staffing segments.
          We have benefited from low book tax rates and minimal cash income tax related payments for some time now, and we do not expect them to last indefinitely if we continue to be profitable.
The Merger
          On September 30, 2004, Old COMSYS completed a merger transaction with Venturi, a publicly traded IT and commercial staffing company, in which COMSYS Holding, Inc. was merged with a wholly owned subsidiary of Venturi. Concurrent with the merger, we sold Venturi’s commercial staffing business for $30.3 million in cash and the assumption of approximately $0.7 million in liabilities. At the effective time of the merger, we changed our name to COMSYS IT Partners, Inc. and issued new shares of our common stock to the stockholders of Old COMSYS, resulting in such stockholders owning approximately 55.4% of our outstanding common stock at that time on a fully diluted basis. Since former Old COMSYS stockholders owned a majority of our outstanding common stock upon consummation of the merger, Old COMSYS was deemed the acquiring company for accounting and financial reporting purposes. We have completed the integration of the legacy businesses of Old COMSYS and Venturi.

Results of Operations
          The following table sets forth the percentage relationship to revenues of certain items included in our consolidated statements of operations:

	Fiscal Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

Revenues from services	100.0%	100.0%	100.0%
Cost of services	75.7	76.4	75.8

Gross profit	24.3	23.6	24.2

Operating costs and expenses:
Selling, general and administrative	18.4	18.1	19.8
Restructuring and integration costs	0.0	0.7	2.4
Depreciation and amortization	1.2	1.4	3.3

	19.6	20.2	25.5

Operating income (loss)	4.7	3.4	(1.3)
Interest expense, net	2.1	2.7	11.6
Loss on early extinguishment of debt	0.4	0.3	0.7
Other income, net	0.0	0.0	0.2

Income (loss) before income taxes	2.2	0.4	(13.8)
Income tax expense (benefit)	(0.7)	0.1	(1.2)

Net income (loss)	2.9%	0.3%	(12.6)%

Billable headcount at end of period	4,996	5,002	4,888
Year Ended December 31, 2006 Versus Year Ended January 1, 2006
          We recorded operating income of $34.7 million and net income of $21.0 million in 2006 compared to operating income of $22.2 million and net income of $2.1 million in 2005. The increase in operating income was due primarily to an increase in gross margin and our acquisition of Pure Solutions in October 2005, partially offset by increases in cost of services and selling, general and administrative expenses, as discussed above in “Overview of 2006 Results.”
          Revenues. Revenues for 2006 and 2005 were $736.6 million and $661.7 million, respectively, representing an increase of 11.3%. The increase was due to increased demand for IT services, which led to higher levels of billable consultant placements and utilization. Vendor management related fee revenue increased 76.2% to $25.0 million in 2006 from $14.2 million in 2005 due to the expansion and implementation of vendor management programs in response to increasing demand for such services among Fortune 500 companies. Average bill rates were slightly higher in 2006 than in 2005 reflecting the easing of bill rate pressures, particularly among smaller clients, as economic conditions continued to improve. Bill rate pressures continue to exist, particularly among Fortune 500 clients. Our revenue growth was driven primarily by our clients in the financial services and telecommunications industry sectors, which were our two largest sectors. Revenues from the financial services sector increased by 13.4% in 2006 from 2005. Revenues from the telecommunications sector increased by 25.6% over the same period.
          Cost of Services. Cost of services for 2006 and 2005 were $557.6 million and $505.2 million, respectively, representing an increase of 10.4%. The increase was due to increases in labor costs and related expenses, which increased as a result of growth in the business. Cost of services as a percentage of revenue decreased slightly from 76.4% in 2005 to 75.7% in 2006. The decrease in cost of services as a percentage of revenue was primarily due to revenues increasing at a faster rate than the costs related to various labor expenses such as pay rates for consultants, state unemployment taxes and health care expenses.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses in 2006 and 2005 were $135.7 million and $120.4 million, respectively, representing an increase of 12.7%. Included in these amounts are $3.3 million and $1.8 million of stock-based compensation, respectively. The increase in total selling, general and administrative expenses was due primarily to: (i) certain investments we made in new staff positions to expand our sales and delivery efforts and higher levels of accruals for performance incentives and commissions as our financial performance improved; (ii) a $1.9 million charge for severance payments related to the departure of two executive officers; (iii) a charge of approximately $0.6 million related to the transition of our internal IT staff to our customer service center in Phoenix, AZ; and (iv) a charge of approximately $0.3 million related to the effect of a change in accounting for our commissions and certain employer related payroll taxes in connection with adopting Securities and Exchange Commission Staff Accounting Bulletin No. 108. As a percentage of revenue, selling, general and administrative expenses increased slightly to 18.4% in 2006 from 18.1% in 2005.
          Stock-based compensation expense in 2006 was $3.3 million. At December 31, 2006, we had two types of stock-based employee compensation: stock options and restricted stock. Prior to January 2, 2006, we accounted for these awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”) and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No stock-based compensation expense related to stock options was recorded in periods prior to January 2, 2006, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. All stock-based compensation expense recorded prior to January 2, 2006, related to restricted stock grants. We measure the fair value of restricted shares based upon the closing market price of our common stock on the date of grant. Restricted stock awards that vest in accordance with service conditions are amortized over their applicable vesting period using the straight-line method. Effective January 2, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The straight-line recognition method is used to recognize compensation expense associated with share-based payments that are subject to graded vesting based on service conditions. Results for prior periods have not been restated.
          Restructuring and Integration Costs. Restructuring and integration costs for 2005 were $4.8 million. The expenses represent integration, restructuring and transition costs associated with the merger with Venturi, comprised primarily of expenses related to duplicative leases, redundant headcount, severance arrangements, asset write-offs and integration services provided by third parties.
          The following is an analysis of the restructuring reserve for the year ended December 31, 2006, in thousands:

	Employee	Lease
	severance	costs	Total

Balance as of January 1, 2006	$512	$2,463	$2,975
Adjustments	—	(626)	(626)
Charges	—	—	—
Cash payments	(512)	(760)	(1,272)

Balance as of December 31, 2006	$—	$1,077	$1,077

          Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation of our fixed assets and amortization of our customer base intangible assets. For 2006 and 2005, depreciation and amortization expense was $8.7 million and $9.1 million, respectively, representing a decrease of 3.9% between periods. The decline was the result of a lower asset amortization base as a result of an intangible asset that became fully amortized during the first half of 2005.
          Interest Expense. Interest expense was $15.5 million and $17.3 million in 2006 and 2005, respectively, a decrease of 10.1% that was due to a reduction in interest payments due to our overall debt reduction during 2006 and a reduction in our mandatorily redeemable preferred stock dividends. SFAS 150 requires that dividends on mandatorily redeemable preferred stock be recorded as interest expense. As a result, interest expense includes dividends and amortization of stock issuance costs in the amount of $0 in 2006 and $3.5 million in 2005. This stock was fully redeemed in December 2005 with proceeds from the sale of our common stock.
          Net interest expense on borrowings under our credit facilities, which includes amortization of related debt issuance costs, was $15.5 million in 2006 compared to $14.3 million in 2005. The increase was due to higher interest rates on our variable rate debt and an increase in borrowings under higher rate term loans, partially offset by interest income of $0.6 million related to a federal income tax refund received. See “Liquidity and Capital Resources.”
          Provision for Income Taxes. Income tax expense in 2006 includes taxes that would have been paid absent the utilization of acquired net deferred tax assets from the Venturi merger and a provision for income taxes related to our United Kingdom operation. As of December 31, 2006, we had combined state and federal net operating loss carryforwards of approximately $290.8 million and had recorded a reserve against the assets for net operating loss carryforwards due to the uncertainty related to the realization of these amounts. In 2006, we received a $6.4 million income tax refund related to the carryback of 2002 net operating losses and related interest that we did not previously anticipate and resulting from a change in legislation that allowed us to carry back a portion of our 2002 net operating loss to prior years. As a result, the valuation allowance for deferred tax assets was reduced and a $5.8 million income tax benefit was recognized in the consolidated statement of operations. The remaining $0.6 million was recorded as interest income in the statement of operations.
Year Ended January 1, 2006 Versus Year Ended January 2, 2005
          We recorded operating income of $22.2 million and net income of $2.1 million in 2005 compared to an operating loss of $5.7 million and a net loss of $55.2 million in 2004. The increase in operating income was due primarily to the merger with Venturi as well as a general improvement in our operating results subsequent to the fourth quarter of 2004. In addition, restructuring and integration charges declined significantly in 2005 due to the timing of integrating Venturi and Old COMSYS and depreciation and amortization expense declined in 2005 as certain intangible assets were fully amortized during 2004 and 2005. A decrease in net interest expense of $33.6 million in 2005, due primarily to the redemption of Old COMSYS mandatorily redeemable preferred stock in connection with the merger, also contributed to the improvement in our results of operations. See “Interest Expense.”
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
          Selling, General and Administrative Expenses. Selling, general and administrative expenses in 2005 and 2004 were $120.4 million and $86.4 million, respectively, representing an increase of 39.3%. Included in these amounts are $1.8 million and $7.0 million of stock-based compensation, respectively. In addition to the effect of the merger, the increase was due to: (i) higher commissions and other performance-related incentives resulting from increases in revenues and operating income and the addition of certain field operations employees; (ii) a $3.1 million increase in the provision for bad debts; (iii) fees and expenses related to proposed stock and bond offerings that were withdrawn in the aggregate amount of $2.0 million; and (iv) costs related to achieving compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As a percentage of revenue, selling, general and administrative expenses decreased from 19.8% in 2004 to 18.1% in 2005. The decrease as a percentage of revenue was due to our ability to leverage fixed overhead costs over an expanding revenue base.
          Stock based compensation expense in 2005 was $1.8 million, which represents amortization of deferred stock based compensation related to restricted stock. In the merger, all of the outstanding shares of Old COMSYS Class D redeemable preferred stock, which were issued as of July 1, 2004 under the Old COMSYS 2004 Management Incentive Plan, were exchanged for 1.4 million shares of our common stock. Of these shares, 468,615 shares were vested at the closing of the merger, and on January 1, 2005, an additional 156,205 shares vested. On January 1, 2006, an additional 156,205 shares vested and another 156,205 shares will vest on January 1, 2007, resulting in compensation expense of $1.75 million in each of fiscal 2005 and 2006. The expense related to shares that vest automatically is accrued throughout the year. The remaining 468,614 shares will vest if certain earnings and other performance based criteria specified in the 2004 Management Incentive Plan are met. The vesting of all unvested shares will be accelerated upon the occurrence of certain events as specified in the 2004 Management Incentive Plan, and the associated stock based compensation expense will be recognized at the time of such accelerated vesting. The earnings targets were not met for 2004 or 2005. See Note 12 to the audited consolidated financial statements included elsewhere in this report.

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
          The following is an analysis of the restructuring reserve for the year ended January 1, 2006, in thousands:

	Employee	Lease	Professional
	severance	costs	fees	Total

Balance, January 2, 2005	$2,234	$7,986	$48	$10,268
Adjustments	—	(1,617)	—	(1,617)
Charges	750	—	—	750
Cash payments	(2,472)	(3,906)	(48)	(6,426)

Balance, January 1, 2006	$512	$2,463	$—	$2,975

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
          Interest Expense. Interest expense was $17.3 million and $50.8 million in 2005 and 2004, respectively, a decrease of $33.6 million that was due to a decrease in dividends on our mandatorily redeemable preferred stock and a $502,000 gain from the change in fair value of our interest rate cap and swap. SFAS 150 requires that dividends on mandatorily redeemable preferred stock be recorded as interest expense. As a result, interest expense includes dividends and amortization of stock issuance costs in the amount of $3.5 million in 2005 and $34.4 million in 2004. The decrease in dividends in 2005 was due to the redemption of Old COMSYS preferred stock in connection with the merger in September 2004.
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
Liquidity and Capital Resources
Overview
          We have historically financed our operations through cash from operations, the issuance of common and preferred stock and borrowings under our credit facilities. Due to the requirements of our revolving credit facility, as discussed in more detail below under Cash Flows, we do not maintain a significant cash balance. Availability under our revolving credit facility at December 31, 2006 was $39.2 million. We believe our cash flow provided by operating activities coupled with existing cash balances and availability under our revolving credit facility will be sufficient to fund our working capital, debt service and purchases of fixed assets and acquisition activity through fiscal 2007. The performance of our business is dependent on many factors and subject to risks and uncertainties. See “Risk Factors that May Affect Future Operating Performance” under “Risk Factors” included elsewhere in this report.
          Please refer to the Overview of 2006 Results above for a summary discussion of Liquidity and Capital Resources activity in 2006.
Credit Agreements and Related Covenants
          On August 18, 2004, Old COMSYS entered into a credit facility with Merrill Lynch Capital and a syndicate of lenders that included up to $65.0 million in revolving loans and a $5.0 million term loan (“Old COMSYS Facility”). The proceeds from the Old COMSYS Facility were used to repay in full the current maturities of long-term debt outstanding on that date, including borrowings under a prior credit facility and an interest deferred note, and to pay $2.0 million of accrued interest payable on senior subordinated notes.
          Effective September 30, 2004, in conjunction with the merger, we issued $22.4 million of mandatorily redeemable preferred stock and entered into a new senior credit facility (“Senior Credit Facility”) with Merrill Lynch Capital and a syndicate of lenders that replaced the Old COMSYS Facility. The Senior Credit Facility provided for borrowings of up to $100.0 million under a revolving line of credit and a $15.0 million term loan payable in eight quarterly installments. At the same time, we borrowed $70.0 million under a second lien term loan credit agreement (“Second Lien Term Loan”) with Merrill Lynch Capital, Heritage Bank, SSB and a syndicate of lenders. The total amount initially borrowed under these agreements was $135.2 million.
          In connection with our purchase of Pure Solutions in October 2005, we amended the Senior Credit Facility to increase the revolver capacity by $5.0 million to a total of $105.0 million.
          On December 14, 2005, we entered into a senior credit agreement with Merrill Lynch Capital and a syndicate of lenders to replace the Senior Credit Facility and the Second Lien Term Loan. The senior credit agreement provided for a two-year term loan of $10.0 million, which was funded on December 14, 2005, and which was scheduled to be repaid in eight equal quarterly principal installments commencing on March 31, 2006, and a revolving credit facility of up to $120.0 million, maturing on March 31, 2010. At the same time, we borrowed $100.0 million under a second lien term loan credit agreement with Merrill Lynch Capital and a syndicate of lenders, which was scheduled to mature on October 31, 2010. Our total funded debt under these credit agreements on December 14, 2005 was approximately $150.9 million, consisting of: (i) $10.0 million under the senior term loan; (ii) approximately $40.9 million under the revolving credit facility; and (iii) $100.0 million under the second lien term loan. The proceeds from these borrowings were used to repay all outstanding borrowings under the prior credit facilities with Merrill Lynch Capital and the syndicate of lenders. We recorded a $2.2 million loss on early extinguishment of debt related to this transaction that resulted from the write-off of certain unamortized deferred financing costs.
          We made the first scheduled principal payment on the senior term loan in the first quarter of 2006. In May 2006, we received a federal income tax refund, which, with interest, totaled $6.4 million. We used all of this cash to pay down the principal balance of the senior term loan. Under the terms of the senior credit agreement, this principal payment reduced the scheduled quarterly payments to $0.3 million, and we paid the first of these reduced payments in the second quarter of 2006.
          On September 15, 2006, the senior credit agreement and term loan credit agreement were amended. Among other things, the amendments provided for (i) an increase in our borrowing capacity under our revolving credit facility to $145.0 million from $120.0 million and (ii) an increase in the senior term loan to $10.0 million from $2.1 million, which was the principal balance prior to the amendments. We used borrowings under the amended senior credit agreement to prepay $70.0 million of the outstanding principal amount of the $100.0 million second lien term loan. The amendments also included a provision allowing us to prepay the $30.0 million balance of the second lien term loan with the proceeds from an offering of common stock completed on or before December 31, 2007. We incurred charges of approximately $2.6 million in the third quarter of 2006 related to the early repayment on the second lien term loan, the write-off of certain deferred financing costs and certain expenses incurred in connection with this refinancing, of which $2.5 million was recorded as a loss on early extinguishment of debt and $0.1 million was included in interest expense. In addition, we capitalized certain costs of this refinancing of approximately $0.5 million in the third quarter of 2006. We are scheduled to begin repaying the $10.0 million senior term loan in March 2007.
          On December 15, 2006, the senior credit agreement and term loan credit agreement were further amended. Among other things, the amendments provided for (i) an increase in our borrowing capacity under our revolving credit facility to $160.0 million from $145.0 million and (ii) the early payoff of the remaining $30 million balance of the second lien term loan. We incurred charges of approximately $0.9 million in the fourth quarter of 2006 related to the early repayment of the second lien term loan, the write-off of certain deferred financing costs and certain expenses incurred in connection with this refinancing, of which $0.7 million was recorded as a loss on early extinguishment of debt and $0.2 million was included in interest expense. In addition, we capitalized approximately $0.1 million of costs associated with this refinancing in the fourth quarter of 2006.
          The term loan and loans under the revolving credit facility bear interest at LIBOR plus a margin that can range from 1.75% to 2.00% or, at our option, the prime rate plus a margin that can range from 0.75% to 1.00%, each depending on our total debt to adjusted EBITDA ratio. We pay a quarterly commitment fee of 0.5% per annum of the unused portion of the revolving credit facility and fees for each letter of credit issued under the facility. We and certain of our subsidiaries guarantee the loans and other obligations under the senior credit agreement. The obligations under the senior credit agreement and the related guaranties are secured by a perfected first priority security interest in substantially all of the assets of us and our U.S. subsidiaries, as well as the shares of capital stock of our direct and indirect U.S. subsidiaries and certain of the capital stock of our first-tier non-U.S. subsidiaries. Prior to our December 15, 2006, refinancing, our interest rates for the revolving credit facility were LIBOR plus a margin that could range from 2.25% to 2.50% or, at our option, the prime rate plus a margin that could range from 1.25% to 1.50%, each depending on our total debt to adjusted EBITDA ratio. The senior term loan interest rates were LIBOR plus a margin that could range from 2.75% to 3.00% or, at our option, the prime rate plus a margin that could range from 1.75% to 2.00%, each depending upon our total debt to adjusted EBITDA ratio.
          Borrowings under the revolving credit facility are limited to 85% of eligible accounts receivable, as defined, reduced by the amount of outstanding letters of credit and designated reserves. At December 31, 2006, these designated reserves were comprised of a minimum availability reserve of $5.0 million and a reserve for the Pure Solutions acquisition of $2.5 million. At December 31, 2006, we had outstanding borrowings under the revolving credit facility of $88.5 million at interest rates ranging from 7.35% to 9.25% per annum (weighted average rate of 7.54%) and excess borrowing availability of $39.2 million for general corporate purposes. The principal balance of the senior term loan on that date was $10.0 million with an interest rate of 7.41%.
          We pay a fee on outstanding letters of credit equal to the LIBOR margin then applicable to the revolving credit facility. As of December 31, 2006, outstanding letters of credit totaled $3.6 million and the fee was 2.5% annually.
Debt Compliance
          Our ability to continue operating is largely dependent upon our ability to maintain compliance with the financial covenants of our credit facilities. The senior credit agreement contains customary covenants and events of default, including the maintenance of a fixed charge coverage ratio and a total debt to adjusted EBITDA ratio, as defined. These agreements also place restrictions on our ability to enter into certain transactions without the approval of the lenders, such as the payment of dividends, disposition and acquisition of assets and the assumption of contingent obligations. The senior credit agreement provides for mandatory prepayments under certain circumstances. We have not paid cash dividends in the past and currently have no intention of paying them in the future. As of December 31, 2006, we were in compliance with all covenant requirements and we believe we will be able to comply with these covenants throughout 2007.
          The senior credit agreement contains various events of default, including failure to pay principal and interest when due, breach of covenants, materially incorrect representations, default under other agreements, bankruptcy or insolvency, the occurrence of specified ERISA events, entry of enforceable judgments against us in excess of $2.0 million not stayed, and the occurrence of a change of control. If an event of default occurs, all commitments under the revolver may be terminated and all of our obligations under the senior credit agreement could be accelerated by the lenders, causing all loans outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable. In the case of bankruptcy or insolvency, acceleration of our obligations under these credit facilities is automatic.
Interest Rate Swap and Cap
          We have historically been subject to market risk on all or a part of our borrowings under bank credit lines, which have variable interest rates. Effective February 22, 2005, we entered into an interest rate swap and an interest rate cap which we terminated October 6, 2006. The swap agreement and cap agreement were contracts to effectively exchange variable interest rate payments for fixed rate payments over the life of the instruments. The notional amount was used to measure interest to be paid or received and did not represent the exposure to credit loss. The purpose of the swap and cap was to limit exposure to increases in interest rates on the notional amount of bank borrowings over the term of the swap and cap. The swap was based on a $20.0 million notional amount at a rate of 4.59% and the cap was based on a $20.0 million notional amount at a rate of 4.50%.
          At January 1, 2006, the interest rate swap and cap were recorded at fair value, based on an amount estimated by Merrill Lynch Capital, which represents the amount that Merrill Lynch Capital would have paid us at January 1, 2006 if the swap and cap had been terminated at that date. The combined net fair value at January 1, 2006 was $0.5 million, which was included in our consolidated balance sheet in noncurrent assets. Effective with the repayment of our debt on December 14, 2005, the expected cash flows that the swap and cap were designated to hedge against were no longer probable. As a result, the swap and the cap were no longer designated as cash flow hedges for accounting purposes. As a result, amounts previously recorded in accumulated other comprehensive income associated with changes in fair value of the hedges were reversed to interest expense. Changes in fair value of the swap and cap were recorded in the statement of operations subsequent to December 14, 2005. We recorded $0.5 million as a reduction of interest expense in the fourth quarter of 2005. On October 6, 2006, we cancelled the swap and cap agreements and received a cash settlement of $0.5 million, which was recorded as a reduction to interest expense in the consolidated statement of operations.
Equity Offering
          In December 2005, we sold 3.0 million shares of our common stock at $11.00 per share. A portion of the net proceeds of approximately $31.0 million from the sale was used to redeem all outstanding shares of our mandatorily redeemable preferred stock in the amount of $26.8 million.
Secondary Offering on Behalf of Selling Stockholders
          In January 2007, Inland Partners, L.P. and Links Partners, L.P. (“Inland/Links”) and Wachovia Investors, Inc. sold an aggregate of 2.5 million shares of our common stock in a secondary underwritten public offering for the benefit of such stockholders. The shares were sold by the selling stockholders pursuant to an effective shelf registration statement that was previously filed with the SEC. Both Wachovia Investors, Inc. and Inland/Links have representatives on our board of directors. We did not receive any proceeds from the sale of shares in this offering. We paid approximately $0.1 million of expenses in the first quarter of 2007 related to this offering.
Cash Flows
          The following table summarizes our cash flow activity for 2006, 2005 and 2004, in thousands:

	Year ended
	December 31,	January 1,	January 2,
	2006	2006	2005

Net cash provided by (used in) operating activities	$46,474	$14,832	($13,667)
Net cash used in investing activities	(4,030)	(16,440)	(3,883)
Net cash provided by (used in) financing activities	(44,093)	4,091	18,260
Effect of exchange rates on cash	155	(94)	—

Net increase (decrease) in cash	($1,494)	$2,389	$710

     Cash provided by operating activities in 2006 was $46.5 million compared to $14.8 million in 2005 and cash used in operating activities of $13.7 million in 2004. The increase in 2006 was primarily the result of an increase in earnings and improved working capital position compared to the prior-year period. In addition, in 2006, we received a federal income tax refund and related interest totaling $6.4 million. Our positive cash flows from operating activities in 2005 were the result of higher operating income than in the prior year, when we recorded an operating loss. Cash used in operating activities in 2004 included accrued interest paid on senior subordinated notes of $23.7 million and integration and restructuring costs of $17.4 million, offset in part by a federal income tax refund of $5.4 million and our receipt of $1.8 million with respect to a receivable previously written off. Cash flows from operating activities are affected by the timing of cash receipts and disbursements and working capital requirements related to the growth in revenue.
     Cash used in investing activities in 2006 was $4.0 million compared to $16.4 million in 2005 and $3.9 million in 2004. Our cash flows associated with investing activities in 2006 included capital expenditures of $2.8 million. Additionally, in June 2006, we made an earnout payment to the former owners of Pure Solutions in the amount of $1.25 million. In December 2006, an additional earnout payment of $1.25 million was accrued for payment in January 2007. Our cash flows associated with investing activities in 2005 included capital expenditures in the amount of $7.6 million and $7.5 million of cash paid for the acquisition of Pure Solutions, Inc. Cash used in investing activities in 2004 included $1.1 million of expenditures associated with the merger with Venturi.
     Capital expenditures for 2006 related primarily to software enhancements to our PeopleSoft system, hardware for our internal information systems and leasehold improvements. Capital expenditures in 2007 are currently expected to be approximately $5.0 million to $7.0 million.
     Cash used for financing activities was $44.1 million in 2006, compared to cash provided by financing activities of $4.1 million and $18.3 million in 2005 and 2004, respectively. Cash flows associated with financing activities in 2006 primarily represent repayments of long-term debt, partially offset by borrowings under our revolving credit facility. Cash flows associated with financing activities in 2005 primarily represent proceeds from the issuance of common stock, net of the redemption of our preferred stock. Cash provided by financing activities in 2004 primarily represent net borrowings of long-term debt of $26.9 million to fund operating and investing activities and to pay financing costs of $6.9 million associated with the credit agreements in place at that time.
     Pursuant to the terms of the revolving credit facility, we maintain a zero balance in our primary domestic cash accounts. Any excess cash in our accounts is swept on a daily basis and applied to repay borrowings under the revolving credit facility, and any cash needs are satisfied through borrowings under the revolving credit facility. Cash recorded on our consolidated balance sheet at December 31, 2006 and January 1, 2006 in the amount of $1.6 million and $3.1 million, respectively, represents cash balances at our Toronto and United Kingdom subsidiaries. In addition, the 2005 amount also includes cash at our Pure Solutions subsidiary.
     We expect cash provided by operating activities may fluctuate in future periods as a result of several factors, including fluctuations in our operating results, accounts receivable collections and the timing of tax and other payments. We believe the most strategic uses of our cash are repayment of our long-term debt, making strategic acquisitions and the start-up costs associated with new locations. There are no transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital.
Contractual and Commercial Commitments
          The following table summarizes our contractual obligations and commercial commitments at December 31, 2006, in thousands:

		Payments Due by Period
		Less than			More than
Contractual Obligations	Total	One Year	1-3 Years	3-5 Years	5 Years

Short- and long-term debt	$98,542	$5,000	$5,000	$88,542	$—
Interest payments on short- and long-term debt	830	598	232	—	—
Operating leases	33,985	7,730	11,510	4,110	10,635

Total contractual cash obligations	$133,357	$13,328	$16,742	$92,652	$10,635

		Commitment Expiration per Period
		Less than			More than
Other Commercial Commitments	Total	One Year	1-3 Years	3-5 Years	5 Years

Letters of Credit (1)	$3,622	$3,622	$—	$—	$—

(1)	Letters of credit secure certain office leases and insurance programs.
          In connection with the merger and the sale of Venturi’s commercial staffing business, we placed $2.5 million of cash and 187,556 shares of our common stock in separate escrows pending the final determination of certain state tax and unclaimed property assessments. The shares were released from escrow on September 30, 2006 in accordance with the merger agreement, while the cash remains in escrow. We have recorded liabilities for amounts management believes are adequate to resolve all of the matters that these escrows were intended to cover; however, management cannot ascertain at this time what the final outcome of these assessments will be in the aggregate and it is reasonably possible that management’s estimates could change. The escrowed cash is included in restricted cash on the consolidated balance sheet.

Critical Accounting Policies and Estimates
          Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, also referred to as GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates include the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. We evaluate these estimates and assumptions on an ongoing basis, including but not limited to those related to revenue recognition, the recoverability of goodwill, collectibility of accounts receivable, reserves for medical costs, tax-related contingencies and realization of deferred tax assets. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ materially from these estimates.
          We believe the following accounting policies are critical to our business operations and the understanding of our operations and include the more significant judgments and estimates used in the preparation of our consolidated financial statements. The consolidated financial statements include the accounts of COMSYS IT Partners, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Revenue Recognition
          Revenues under time and materials contracts are recorded at the time services are performed. Revenues from fixed-price contracts are recognized using the proportional performance method based on the ratio of time incurred to total estimated time to complete the project. Provisions for estimated losses on incomplete contracts are made on a contract-by-contract basis and are recorded in the period the losses are determinable. Estimated losses on incomplete projects are determined by comparing the revenues remaining to be recognized on fixed-price contracts to judgments as to estimated time and cost required to complete the projects. If the estimated cost to complete a project exceeds the remaining revenue to be recognized, the excess cost is recorded as a loss provision on the contract. Our revenues vary from period to period based on several factors that include: 1) the billable headcount during the period; 2) the number of billing days during the period; and 3) the average bill rate during the period.
          Revenues from services are shown net of rebates and discounts relating primarily to volume-related discount structures and prompt-payment discounts under contracts with our clients. Such rebates and discounts totaled $12.1 million (1.6% of gross revenues), $9.8 million (1.5% of gross revenues) and $6.1 million (1.4% of gross revenues) for 2006, 2005 and 2004, respectively.
          We report revenues from vendor management services net of the related pass-through labor costs. We also report revenues net for payrolling activity. “Payrolling” is defined as a situation in which we accept a client-identified IT consultant for payroll processing in exchange for a fee. Revenues generated by payrollees are recorded net of labor costs. Permanent placement fee revenues are recorded when candidates begin their employment.
Recoverability of Goodwill and Other Intangible Assets
          We assess recoverability of goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires goodwill and other intangible assets with indefinite lives to be tested annually for impairment, unless an event occurs or circumstances change during the year that reduce or may reduce the fair value of the reporting unit below its book value, in which event an impairment charge may be required during the year. The annual test requires estimates and judgments by management to determine valuations for each reporting unit. We have selected December 31 as the date on which we will perform our annual goodwill impairment test. We performed our annual impairment test as of December 31, 2006, and concluded that no impairment charge was required. Although we believe our assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially affect our reported financial results. Different assumptions related to future cash flows, operating margins, growth rates and discount rates could result in an impairment charge, which would be recognized as a non-cash charge to operating income and a reduction in asset values on the balance sheet. At December 31, 2006, and January 1, 2006 total goodwill was $155.0 million and $156.2 million, respectively.
          Our intangible assets other than goodwill represents acquired customer bases and are amortized over the respective contract terms or estimated life of the customer base, ranging from two to eight years. At December 31, 2006, and January 1, 2006, net intangible assets were $9.1 million and $11.3 million, respectively. In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, we evaluate the recoverability and estimated useful lives of such assets. We believe that all of our long-lived assets are fully realizable as of December 31, 2006.
Collectibility of Accounts Receivable
     Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Estimates are used in determining our allowance for doubtful accounts and are based on our historical level of write-offs and judgments management makes about the creditworthiness of significant customers based on ongoing credit evaluations. For 2005, we also considered the impact on collections of the integration of the Old COMSYS and Venturi back office systems. Further, we monitor current economic trends that might impact the level of credit losses in the future. Since we cannot predict with certainty future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. Additional allowances may be required if the economy or the financial condition of our customers deteriorates. If we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which we made such a determination. As of December 31, 2006, and January 1, 2006, the allowance for uncollectible accounts receivable was $3.5 million and $4.4 million, respectively.
Stock-Based Compensation
          Prior to fiscal 2006, we accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”). Effective January 2, 2006, we adopted the provisions of SFAS 123(R) using the modified-prospective transition method. SFAS 123(R) requires companies to recognize the fair-value of stock-based compensation transactions in the statement of operations. The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Due to the limited trading history of our common stock following the merger, expected stock price volatility is based on an analysis of the actual realized historical volatility of our common stock as well as that of our peers. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. For stock options and nonvested share awards subject solely to service conditions, we recognize expense using the straight-line attribution method. For nonvested share awards subject to service and performance conditions, we are required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, we will recognize the expense using the straight-line attribution method. In addition, for both stock options and nonvested share awards, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be materially different. We had approximately $4.3 million of total unrecognized compensation costs related to stock options at December 31, 2006, that are expected to be recognized over a weighted-average period of 2.3 years. See Note 2 to the Consolidated Financial Statements for a further discussion on stock-based compensation.
Self-Insurance
     We offer employee benefits, including workers compensation and health insurance, to eligible employees, for which we are self-insured for a portion of the cost. We retain liability up to $250,000 for each workers compensation claim and up to $225,000 annually for each health insurance claim for which we are not insured. These self-insurance costs are accrued using estimates to approximate the liability for reported claims and claims incurred but not reported. We believe that our estimation processes are adequate and our estimates in these areas have consistently been similar to actual results. However, estimates in this area are highly subjective and future results could be materially different.
Accrued Bonuses
     We pay bonuses to certain executive management, field management and corporate employees based on, or after giving consideration to, a variety of financial performance measures. Executive management, field management, and certain corporate employees’ bonuses are accrued throughout the year for payment during the first quarter of the following year, based in part upon anticipated annual results compared to annual budgets. Variances in actual results versus budgeted amounts can have a significant impact on the calculations and therefore the estimates of the required accruals. Accordingly, the actual earned bonuses may be materially different from the estimates used to determine the quarterly accruals.
Income Tax Assets and Liabilities
          We follow the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Although our net deferred tax asset is substantially offset with a valuation allowance, a portion of our deferred tax expense is offset to goodwill. This portion of deferred tax expense represents the consumption of pre-merger deferred tax assets that were acquired with zero basis. In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, we calculated a goodwill bifurcation ratio in the year of the merger to determine the amount of deferred tax expense that should be offset to goodwill prospectively.
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
          Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets or liabilities or changes in tax laws or interpretations thereof. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.
Recent Accounting Pronouncements
          In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we will adopt the new requirements in our fiscal first quarter of 2007. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We have not yet determined the impact, if any, of adopting FIN 48 on our consolidated financial statements.
          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and we will adopt the new requirements in our fiscal first quarter of 2008. We have not yet determined the impact, if any, of adopting SFAS 157 on our consolidated financial statements.
          In September 2006, the SEC issued Staff Accounting Bulletin No. 108 Topic 1N, Financial Statements, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006. We adopted this statement retroactively as of January 2, 2006, as permitted, recognizing an adjustment of $2.8 million to accumulated deficit and commission and certain payroll-related tax accruals in our consolidated balance sheet as of January 2, 2006, and $0.3 million to our consolidated statement of operations for the fiscal year ended December 31, 2006. See Note 13 to the Consolidated Financial Statements for further discussion.
          In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact, if any, of adopting SFAS 159 on our consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          We are exposed to market risks, primarily related to interest rate, foreign currency and equity price fluctuations. Our use of derivative instruments has historically been insignificant and it is expected that our use of derivative instruments will continue to be minimal.
Interest Rate Risks
          Outstanding debt under our credit facilities at December 31, 2006 was approximately $98.5 million. Interest on borrowings under the facilities is based on the prime rate or LIBOR plus a variable margin. Based on the outstanding balance at December 31, 2006, a change of 1% in the interest rate would cause a change in interest expense of approximately $1.0 million on an annual basis.
Foreign Currency Risks
          Our primary exposures to foreign currency fluctuations are associated with transactions and related assets and liabilities related to our operations in Canada and the United Kingdom. Changes in foreign currency exchange rates impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. These operations are not material to our overall business.
Equity Market Risks
          The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations. Such fluctuations could impact our decision or ability to utilize the equity markets as a potential source of our funding needs in the future.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          Our financial statements begin on page F-1 of this Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None
ITEM 9A. CONTROLS AND PROCEDURES
          Our management has established and maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2006, our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

          All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
          There has been no change in our internal control over financial reporting during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
          Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

/s/ Larry L. Enterline	/s/ Joseph C. Tusa, Jr.

Larry L. Enterline	Joseph C. Tusa, Jr.
Chief Executive Officer	Senior Vice President and Chief Financial Officer
March 12, 2007	March 12, 2007
ITEM 9B. OTHER INFORMATION
          In the third quarter of 2006, the following matters were submitted to a vote of our security holders during our 2006 Annual Meeting of Stockholders, which was held on July 27, 2006:
          Election of Directors. Larry L. Enterline, Frederick W. Eubank II, Victor E. Mandel, Kevin M. McNamara and Elias J. Sabo. were elected to continue to serve as our directors, and Robert Fotsch and Courtney R. McCarthy were elected to serve as our new directors, in each instance until our 2007 Annual Meeting of Stockholders and until their respective successors are elected. The following is the vote tabulation with respect to 2006 election of directors:

Name of Nominee	For	Withheld

Larry L. Enterline	14,799,337	13,450
Frederick W. Eubank II	14,801,061	11,726
Robert Fotsch	14,801,137	11,650
Victor E. Mandel	14,801,039	11,748
Courtney R. McCarthy	14,801,094	11,693
Kevin M. McNamara	14,801,061	11,726
Elias J. Sabo	14,800,933	11,854

          Ratification of Appointment of Ernst & Young LLP as Our Independent Auditor. Our stockholders ratified the appointment by our audit committee of Ernst & Young LLP as our independent auditor for the fiscal year ending December 31, 2006. The following is the vote tabulation with respect to the ratification of Ernst & Young LLP’s appointment as our independent auditor for the above-referenced period.

For	Against	Abstain

14,811,505	1,057	225
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          Information required by this Item 10 with respect to our code of ethics, compliance with Section 16(a) of the Exchange Act and the directors and nominees for election to our board is incorporated herein by reference to our Proxy Statement for our 2007 Annual Stockholders’ Meeting, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Information regarding our executive officers is contained in this report in Part I, Item 1 “Business—Executive Officers.”
ITEM 11. EXECUTIVE COMPENSATION
          Information required by this Item 11 is incorporated herein by reference to our Proxy Statement for our 2007 Annual Stockholders’ Meeting, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          Information required by this Item 12 is incorporated herein by reference to our Proxy Statement for our 2007 Annual Stockholders’ Meeting, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
          Information required by this Item 13 is incorporated herein by reference to our Proxy Statement for our 2007 Annual Stockholders’ Meeting, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
          Information required by this Item 14 is incorporated herein by reference to our Proxy Statement for our 2007 Annual Stockholders’ Meeting, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Financial Statements. The financial statements listed in the accompanying Index to Consolidated Financial Statements.

2.	Financial Statement Schedules. The following financial statement schedule is filed as part of this report:

Schedule II—Valuation and Qualifying Accounts and Reserves—Accounts Receivable.

Schedule II—Valuation and Qualifying Accounts and Reserves—Tax Valuation Allowance.

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

Date: March 12, 2007	COMSYS IT PARTNERS, INC.

	By:	/s/ Joseph C. Tusa, Jr.

	Name:	Joseph C. Tusa, Jr.
	Title:	Senior Vice President and Chief Financial Officer
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
          Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities indicated on March 12, 2007:

/s/ Larry L. Enterline	Chief Executive Officer and Director
Larry L. Enterline	(principal executive officer)

/s/ Joseph C. Tusa, Jr.	Senior Vice President and Chief Financial Officer
Joseph C. Tusa, Jr.	(principal financial and accounting officer)

/s/ Frederick W. Eubank II	Director
Frederick W. Eubank II

/s/ Courtney R. McCarthy	Director
Courtney R. McCarthy

/s/ Victor E. Mandel	Director
Victor E. Mandel

/s/ Robert Z. Hensley	Director
Robert Z. Hensley

/s/ Robert Fotsch	Director
Robert Fotsch

/s/ Elias J. Sabo	Director
Elias J. Sabo

S-1

Schedule II
COMSYS IT Partners, Inc. and Subsidiaries
Valuation and Qualifying Accounts and Reserves

	Balance at	Additions			Balance at
	beginning	Charged (credited)			end of
(in thousands)	of period	to costs and expenses	Other (1)	Deductions(2)	period

Accounts receivable:
January 2, 2005	$4,755	($1,295)	$1,805	($1,942)	$3,323
January 1, 2006	3,323	1,827	—	(723)	4,427
December 31, 2006	4,427	1,860	—	(2,813)	3,474

(1)	Additions from acquisition.

(2)	Accounts written-off, net of recoveries
COMSYS IT Partners, Inc. and Subsidiaries
Valuation and Qualifying Allowance

	Balance at			Balance at
	beginning			end of
(in thousands)	of period	Additions	Deductions(1)	period

Tax valuation allowance:
January 2, 2005	$87,036	$—	$(4,818)	$82,218
January 1, 2006	82,218	2,165	—	84,383
December 31, 2006	84,383	—	(12,002)	72,381

(1)	Reduction from recovery of previously reserved deferred tax assets.

S-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
COMSYS IT Partners, Inc. and Subsidiaries
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that COMSYS IT Partners, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). COMSYS IT Partners, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that COMSYS IT Partners, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, COMSYS IT Partners, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of COMSYS IT Partners, Inc. and Subsidiaries as of December 31, 2006 and January 1, 2006, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 8, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
March 8, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
COMSYS IT Partners, Inc. and Subsidiaries
     We have audited the accompanying consolidated balance sheets of COMSYS IT Partners, Inc. and Subsidiaries as of December 31, 2006 and January 1, 2006, and the related consolidated statements of operations, comprehensive income (loss) stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of COMSYS IT Partners, Inc. and Subsidiaries at December 31, 2006 and January 1, 2006 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.
     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, on January 2, 2006.
     As discussed in Note 13 to the consolidated financial statements, in 2006, the Company adopted the provisions of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, pursuant to which the Company recorded a cumulative adjustment to retained earnings as of January 2, 2006, to correct prior period errors in recording certain accrual amounts.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of COMSYS IT Partners, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2007, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona
March 8, 2007

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	January 1,
(In thousands, except share and par value amounts)	2006	2006

Assets
Current assets:
Cash	$1,605	$3,099
Accounts receivable, net of allowance of $3,474 and $4,427, respectively	189,610	170,321
Prepaid expenses and other	3,741	3,729

Total current assets	194,956	177,149

Fixed assets, net	9,214	13,074
Goodwill	154,984	156,224
Other intangible assets, net	9,142	11,262
Deferred financing costs, net	2,926	4,655
Restricted cash	2,794	2,939
Other assets	1,018	1,618

Total assets	$375,034	$366,921

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$131,535	$108,432
Payroll and related taxes	32,204	22,600
Current maturities of long-term debt	5,000	5,000
Interest payable	654	933
Other current liabilities	13,506	15,667

Total current liabilities	182,899	152,632

Long-term debt	93,542	137,273
Other noncurrent liabilities	3,823	5,920

Total liabilities	280,264	295,825

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.01; 95,000,000 shares authorized and 19,278,607 shares outstanding in 2006; 95,000,000 shares authorized and 18,737,937 shares outstanding in 2005	191	187
Common stock warrants	1,734	2,815
Deferred stock compensation	—	(1,749)
Accumulated other comprehensive loss	(12)	(65)
Additional paid-in capital	206,740	201,993
Accumulated deficit	(113,883)	(132,085)

Total stockholders’ equity	94,770	71,096

Total liabilities and stockholders’ equity	$375,034	$366,921

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year ended
	December 31,	January 1,	January 2,
(In thousands, except per share amounts)	2006	2006	2005

Revenues from services	$736,645	$661,657	$437,013
Cost of services	557,598	505,233	331,474

Gross profit	179,047	156,424	105,539

Operating costs and expenses:
Selling, general and administrative	135,651	120,357	86,376
Restructuring and integration costs	—	4,780	10,322
Depreciation and amortization	8,717	9,067	14,564

	144,368	134,204	111,262

Operating income (loss)	34,679	22,220	(5,723)
Interest expense, net	15,518	17,262	50,823
Loss on early extinguishment of debt	3,191	2,227	2,986
Other (income) expense, net	(310)	(201)	1,025

Income (loss) before income taxes	16,280	2,932	(60,557)
Income tax expense (benefit)	(4,767)	783	(5,402)

Net income (loss)	$21,047	$2,149	$(55,155)

Basic earnings (loss) per common share	$1.10	$0.14	$(14.20)
Diluted earnings (loss) per common share	$1.10	$0.14	$(14.20)

Weighted average basic and diluted shares outstanding:
Basic	18,449	15,492	3,884
Diluted	19,137	15,809	3,884
See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
	December 31,	January 1,	January 2,
(In thousands)	2006	2006	2005

Net income (loss)	$21,047	$2,149	$(55,155)
Foreign currency translation adjustments	53	(65)	—

Total comprehensive income (loss)	$21,100	$2,084	$(55,155)

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

					Accumulated
			Common	Deferred	Other	Additional		Total
	Common	Treasury	Stock	Stock	Comprehensive	Paid-in	Accumulated	Stockholders’
(In thousands, except share data)	Stock	Stock	Warrants	Compensation	Loss	Capital	Deficit	Equity (Deficit)

Balance as of December 31, 2003	$—	$(16)	$—	$—	$—	$—	$(373,164)	$(373,180)
Net loss	—	—	—	—	—	—	(55,155)	(55,155)
Redemption of 2,093 shares of COMSYS Holding, Inc. common stock in the merger	—	16	—	—	—	—	(16)	—
Redemption of mandatorily redeemable preferred stock in the merger	—	—	—	—	—	—	294,101	294,101
Acquisition of 6,089,938 shares of Venturi Partners, Inc. common stock and warrant outstanding at the merger date	61	—	5,361	—	—	68,146	—	73,568
Issuance of 9,372,317 shares of COMSYS IT Partners, Inc. common stock in the merger	94	—	—	(10,497)	—	99,628	—	89,225
Options exercised for 52,900 shares of common stock	—	—	—	—	—	468	—	468
Amortization of deferred stock compensation	—	—	—	6,998	—	—	—	6,998

Balance as of January 2, 2005	155	—	5,361	(3,499)	—	168,242	(134,234)	36,025

Net income	—	—	—	—	—	—	2,149	2,149
Foreign currency translations	—	—	—	—	(65)	—	—	(65)
Issuance of 3,000,000 shares of common stock	30	—	—	—	—	30,680	—	30,710
Exercise of 365,274 warrants for 164,289 shares of common stock	1	—	(2,546)	—	—	2,545	—	—
Options exercised for 58,493 shares of common stock	1	—	—	—	—	526	—	527
Amortization of deferred stock compensation	—	—	—	1,750	—	—	—	1,750

Balance as of January 1, 2006	187	—	2,815	(1,749)	(65)	201,993	(132,085)	71,096

Cumulative effect of adjustments resulting from the adoption of SAB 108, net of $0 for taxes	—	—	—	—	—	—	(2,845)	(2,845)
Net income	—	—	—	—	—	—	21,047	21,047
Foreign currency translations	—	—	—	—	53	—	—	53
Issuance of 214,000 shares of common stock	2	—	—	—	—	—	—	2
Exercise of 155,069 warrants for 119,052 shares of common stock	—	—	(1,081)	—	—	1,685	—	604
Options exercised for 207,618 shares of common stock	2	—	—	—	—	1,701	—	1,703
Stock issuance costs	—	—	—	—	—	(159)	—	(159)
Amortization of unearned stock compensation	—	—	—	—	—	3,269	—	3,269
Reclassification upon adoption of SFAS 123(R)	—	—	—	1,749	—	(1,749)	—	—

Balance as of December 31, 2006	$191	$—	$1,734	$—	$(12)	$206,740	$(113,883)	$94,770

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended
	December 31,	January 1,	January 2,
(In thousands)	2006	2006	2005

Cash flows from operating activities
Net income (loss)	$21,047	$2,149	$(55,155)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,717	9,067	14,564
Provision for doubtful accounts	1,860	1,827	(1,295)
Amortization of deferred stock compensation	3,269	1,750	6,998
Deferred income taxes	917	561	—
Loss (gain) on asset disposal	(60)	46	1,181
Amortization of deferred financing costs	1,049	1,106	1,722
Noncash interest expense, net	501	2,959	33,787
Loss on early extinguishment of debt	3,191	2,227	2,986
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(20,706)	(36,676)	(13,587)
Prepaid expenses and other	1,188	3,388	(1,381)
Accounts payable	22,871	36,016	17,570
Payroll and related taxes	6,276	(6,256)	(751)
Other	(3,646)	(3,332)	(20,306)

Net cash provided by (used in) operating activities	46,474	14,832	(13,667)

Cash flows from investing activities
Capital expenditures	(2,780)	(7,584)	(2,131)
Cash paid for acquisitions	(1,250)	(8,631)	(1,076)
Cash paid for other noncurrent assets	—	(225)	(676)

Net cash used in investing activities	(4,030)	(16,440)	(3,883)

Cash flows from financing activities
Borrowings under revolving credit facility, net	64,213	156,146	428,731
Repayments of long-term debt	(107,944)	(153,996)	(401,814)
Exercise of stock options and warrants	2,307	527	468
Proceeds from issuance of common stock, net of issuance costs	(159)	30,967	—
Cash paid for financing costs	(2,335)	(2,766)	(6,852)
Cash paid for shelf registration	(175)	—	—
Redemption of preferred stock	—	(26,787)	(1,210)
Advances to stockholders	—	—	(1,063)

Net cash provided by (used for) financing activities	(44,093)	4,091	18,260

Effect of exchange rates on cash	155	(94)	—

Net increase (decrease) in cash	(1,494)	2,389	710
Cash, beginning of period	3,099	710	—

Cash, end of period	$1,605	$3,099	$710

Supplemental cash flow information
Interest paid	$14,300	$13,559	$26,049
Income tax payments (refunds)	$(5,658)	$81	$(5,402)
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
     On September 30, 2004, COMSYS Holding, Inc. (“Old COMSYS”) completed a merger transaction with Venturi Partners, Inc. (“Venturi”), a publicly-held IT and commercial staffing company (the “merger”). Venturi changed its name to COMSYS IT Partners, Inc. and issued new shares of its common stock to stockholders of Old COMSYS, resulting in former Old COMSYS stockholders owning approximately 55.4% of Venturi’s outstanding common stock at that time on a fully diluted basis (see Note 3). Also on September 30, 2004, Venturi sold its commercial staffing business. References to “COMSYS” or the “Company” refer to COMSYS IT Partners, Inc. subsequent to the merger.
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
     The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information. As the Company’s consolidated financial information is reviewed by the chief decision makers, and the business is managed under one operating and marketing strategy, the Company operates under one reportable segment. Long-lived assets outside the United States are not significant.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying financial statements present on a consolidated basis the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.
     The financial results included in this report through September 30, 2004 include only the historical results of Old COMSYS. Financial results for the periods subsequent to the merger include the combined operations of Old COMSYS and Venturi. Beginning in 2004, the Company’s fiscal year ends on the Sunday closest to December 31st. Therefore, for accounting purposes the Company’s 2006, 2005, and 2004 fiscal years ended on December 31, 2006, January 1, 2006 and January 2, 2005, respectively.
     All references to common stock, share and per share amounts have been retroactively restated to reflect the exchange ratio of 0.0001 of a share of COMSYS common stock for each share of Old COMSYS common stock outstanding immediately prior to the merger as if the exchange had taken place as of the beginning of the earliest period presented.
Cash and Cash Equivalents
     The Company considers all highly liquid instruments with a remaining maturity of three months or less at the time of purchase to be cash equivalents.

Fixed Assets
     Fixed assets are recorded at cost less accumulated depreciation. The Company capitalizes the cost of software used for internal operations once technological feasibility of the software has been demonstrated. Such costs consist primarily of custom-developed and packaged software and the direct labor costs of internally developed software. Depreciation is provided on all furniture, equipment and related software using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets. Maintenance and repairs are expensed as incurred. Fixed assets consist of the following:

	Estimated	December 31,	January 1,
	Useful Life	2006	2006
	(In years)	(In thousands)

Computer hardware and software	3 - 5	$46,102	$50,310
Furniture and equipment	5 - 7	7,839	7,987
Leasehold improvements	5 - 15	1,927	2,566

		55,868	60,863
Less accumulated depreciation and amortization		(46,654)	(47,789)

Fixed assets, net		$9,214	$13,074

     Depreciation and amortization expense related to fixed assets amounted to $6.6 million, $6.6 million and $4.3 million in 2006, 2005 and 2004, respectively. During 2006, the Company disposed of $9.0 million of computer hardware and related software that was nearly fully depreciated.
Leases
     The Company currently leases all of its administrative facilities under operating lease agreements. Most lease agreements contain tenant improvements allowances, rent holidays and/or rent escalation clauses. In instances where one or more of these items are included in a lease agreement, the Company records or adjusts deferred rent liability on the Consolidated Balance Sheets to reflect rent expense on a straight-line basis over the term of the lease. Rental deposits are provided for lease agreements that specify payments in advance or scheduled rent decreases over the lease term. Lease terms generally range from five to ten years with one to two renewal options for extended terms. Management expects that as these leases expire, they will be renewed or replaced by other leases in the normal course of business. For leases with renewal options, the Company records rent expense and amortizes the leasehold improvements on a straight-line basis over the initial non-cancelable lease term (in instances where the lease term is shorter than the economic life of the asset) as the Company does not believe that the renewal of the option is reasonably assured. The Company is also required to make additional payments under operating lease terms for taxes, insurance and other operating expenses incurred during the operating lease period.
Goodwill and Other Intangible Assets
     Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired (Note 5).
     The Company’s other intangible assets represent customer base intangibles for all years presented and, as of January 2, 2005, contract costs. Other intangible assets are amortized over the respective contract terms or estimated life of the customer base, ranging from two to eight years.
Long-Lived Assets
     In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, the Company evaluates the recoverability and estimated useful lives of such assets. The estimated future undiscounted cash flows associated with the assets are compared to the assets’ carrying amount to determine if a write-down to market is necessary. The Company believes all long-lived assets are fully realizable as of December 31, 2006.

Deferred Financing Costs
          Deferred financing costs include costs incurred in connection with the issuance of the Company’s long-term debt and, as of January 2, 2005, mandatorily redeemable preferred stock. These costs are capitalized and amortized using the effective interest method over the terms of the related debt or preferred stock. Amortization expense was $1.0 million, $1.1 million and $1.7 million in 2006, 2005 and 2004, respectively.
Revenue Recognition
          The Company recognizes revenue pursuant to Staff Accounting Bulletin Nos. 101 and 104, Revenue Recognition in Financial Statements. Accordingly, it recognizes revenue and records sales, net of related discounts, when all of the following criteria are met:
•	Persuasive evidence of an arrangement exists;

•	Ownership has transferred to the customer;

•	The price to the customer is fixed or determinable; and

•	Collectibility is reasonably assured
          Revenues under time and materials contracts are recorded at the time services are performed. Revenues from fixed-price contracts are recognized using the proportional performance method based on the ratio of time incurred to total estimated time to complete the project. Provisions for estimated losses on incomplete contracts are made on a contract-by-contract basis and are recorded in the period the losses are determinable. Estimated losses on incomplete projects are determined by comparing the revenues remaining to be recognized on fixed-price contracts to judgments as to estimated time and cost required to complete the projects. If the estimated cost to complete a project exceeds the remaining revenue to be recognized, the excess cost is recorded as a loss provision on the contract. The Company’s revenues vary from period to period based on several factors that include: 1) the billable headcount during the period; 2) the number of billing days during the period; and 3) the average bill rate during the period.
          Revenues from services are shown net of rebates and discounts primarily to volume-related discount structures and prompt-payment discounts under contracts with the Company’s clients. Such rebates and discounts totaled $12.1 million (1.6% of gross revenues), $9.8 million (1.5% of gross revenues) and $6.1 million (1.4% of gross revenues) for 2006, 2005 and 2004, respectively.
          Revenues from vendor management services are recorded net of the related pass-through labor costs. Revenues are also reported net for payrolling activity. “Payrolling” is defined as a situation in which the Company accepts a client-identified IT consultant for payroll processing in exchange for a fee. Revenues generated by payrollees are recorded net of labor costs. Permanent placement fee revenues are recorded when candidates begin their employment.
Collectibility of Accounts Receivable
          Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Estimates are used in determining its allowance for doubtful accounts and are based on its historical level of write-offs and judgments management makes about the creditworthiness of significant customers based on ongoing credit evaluations. For 2005, the Company also considered the impact on collections of the integration of the Old COMSYS and Venturi back office systems. Further, the Company monitors current economic trends that might impact the level of credit losses in the future. As of December 31, 2006, and January 1, 2006, the allowance for uncollectible accounts receivable was $3.5 million and $4.4 million, respectively.
Interest Expense
          On July 1, 2003, COMSYS adopted the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 requires an issuer to classify financial instruments that are within its scope as a liability (or an asset in some circumstances) and was applicable to the Company’s mandatorily redeemable preferred stock (Note 10). Accordingly, effective July 1, 2003, the Company began to recognize dividends declared and the amortization of the deferred issuance costs associated with the mandatorily redeemable preferred stock as interest expense, which amounted to $3.5 million and $34.4 million in 2005 and 2004, respectively. On December 28, 2005, the Company redeemed the remaining outstanding mandatorily redeemable preferred stock.

Stock-Based Compensation
     At December 31, 2006, the Company had two types of stock-based employee compensation: stock options and restricted stock. Prior to January 2, 2006, the Company accounted for these awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”) and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No stock-based compensation expense related to stock options was recorded in periods prior to January 2, 2006, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company disclosed the pro forma effects on net earnings, assuming compensation cost had been recognized, in all prior periods. The Company measures the fair value of restricted shares based upon the closing market price of the Company’s common stock on the date of grant. These grants typically vest over a three-year period and expire within ten years of issuance. Restricted stock awards that vest in accordance with service conditions are amortized over their applicable vesting period using the straight-line method.
     Effective January 2, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, adjusted for estimated forfeitures, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), adjusted for estimated forfeitures. The straight-line recognition method is used to recognize compensation expense associated with share-based payments that are subject to graded vesting based on service conditions. No excess tax benefit has been recognized related to our stock-based compensation since none were realized due to the Company’s loss carryforwards. Results for prior periods have not been restated. The Company’s stock compensation plans are discussed more fully in Note 12.
     As a result of adopting SFAS 123(R) on January 2, 2006, the Company’s income before income taxes and net income for 2006 were $0.9 million lower than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for 2006 were each $0.05 lower than if the Company had continued to account for stock-based compensation under Opinion 25.
     The following table illustrates the effect on net income (loss) and net income (loss) per share during the periods presented as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans in the prior year period. For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods.

	Year Ended
	January 1,	January 2,
(In thousands, except per share data)	2006	2005

Net income (loss) as reported	$2,149	$(55,155)
Add stock-based compensation included in reported net income (loss), net of tax effect	1,750	6,998
Deduct stock-based compensation determined under fair value based method for all awards, net of tax effect	(2,468)	(7,369)

Pro forma net income (loss)	$1,431	$(55,526)

Basic and diluted net income (loss) per share, as reported	$0.14	$(14.20)
Basic and diluted pro forma net income (loss) per share	$0.09	$(14.30)
Income Taxes
     The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
     The Company records an income tax valuation allowance when it is more likely than not that certain deferred tax assets will not be realized. These deferred tax items represent expenses or operating losses recognized for financial reporting purposes, which will result in tax deductions over varying future periods. The judgments, assumptions and estimates that may affect the amount of the valuation allowance include estimates of future taxable income, timing or amount of future reversals of existing deferred tax liabilities and other tax planning strategies that may be available to the Company.
Presentation of Governmental Taxes other than Income Taxes
     The Company’s business activities are subject to various tax regulations in several taxing jurisdictions. Governmental taxes assessed on the Company’s activities, other than income taxes, are presented in the consolidated statements of operations on a net basis. Upon conclusion of a taxable transaction, the amount of tax collected is accrued in a liability account in the Consolidated Balance Sheets and is subsequently remitted to the taxing jurisdiction.
Earnings (Loss) Per Share
     Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.
     Dilutive securities include 248,654 warrants to purchase the Company’s common stock (Note 10). The warrant holders are entitled to participate in dividends declared on common stock as if the warrants were exercised for common stock. As a result, for purposes of calculating basic earnings per common share, income attributable to warrant holders has been excluded from net income.
     Additionally, dilutive securities include 393,851 unvested restricted stock shares. The unvested restricted stock holders are entitled to participate in dividends declared on common stock as if the shares were fully vested. As a result, for purposes of calculating basic earnings per common share, income attributable to unvested restricted stock holders has been excluded from net income.
     All references to common stock, share and per share amounts have been retroactively restated to reflect the exchange ratio of 0.0001 of a share of COMSYS common stock for each share of Old COMSYS common stock outstanding immediately prior to the merger as if the exchange had taken place as of the beginning of the earliest period presented.
     The computation of basic and diluted earnings (loss) per share is as follows, in thousands, except per share amounts:

	Year ended
	December 31,	January 1,	January 2,
	2006	2006	2005

Net income (loss) attributable to common stockholders — basic	$20,354	$2,104	$(55,155)
Net income attributable to unvested restricted stock holders	420	—	—
Net income attributable to warrant holders	273	45	—

Total net income (loss)	$21,047	$2,149	$(55,155)

Weighted average common shares outstanding — basic	18,449	15,492	3,884
Add: dilutive restricted stock, stock options and warrants	688	317	—

Diluted weighted average common shares outstanding	19,137	15,809	3,884

Basic earnings (loss) per common share	$1.10	$0.14	$(14.20)
Diluted earnings (loss) per common share	$1.10	$0.14	$(14.20)
     For 2006, 2005 and 2004, 65,273, 2,929 and 1,900,342 shares, respectively, attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments
     The estimated fair value of the Company’s financial instruments is as follows:
•	Accounts receivable and accounts payable—The carrying amounts of accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

•	Revolving credit facility and term loans—The carrying value of borrowings under the Senior Credit Agreement and Term Loan Credit Agreement approximate fair value because the interest rates are variable and based on current market rates.

•	Mandatorily redeemable preferred stock—The Company estimated that the carrying amount of this instrument approximated fair value at January 2, 2005.
Reclassifications
     Certain reclassifications of prior year amounts have been made to the prior year balance sheet to conform to the current year presentation.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt the new requirements in its fiscal first quarter of 2007. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has not yet determined the impact, if any, of adopting FIN 48 on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and the Company will adopt the new requirements in its fiscal first quarter of 2008. The Company has not yet determined the impact, if any, of adopting SFAS 157 on its consolidated financial statements.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 Topic 1N, Financial Statements, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company adopted this statement retroactively as of January 2, 2006, as permitted, recognizing an adjustment of $2.8 million to accumulated deficit and commission and certain payroll-related tax accruals in its consolidated balance sheet as of January 2, 2006, and $0.3 million to its consolidated statement of operations for the fiscal year ended December 31, 2006. See Note 13 for further discussion.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, of adopting SFAS 159 on its consolidated financial statements.
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
     In connection with the merger and the sale of Venturi’s commercial staffing business, the Company placed $2.5 million of cash and 187,556 shares of its common stock in separate escrows pending the final determination of certain state tax and unclaimed property assessments. The shares were released from escrow on September 30, 2006 in accordance with the merger agreement, while the cash remains in escrow. The Company has recorded liabilities for amounts management believes are adequate to resolve all of the matters that these escrows were intended to cover; however, management cannot ascertain at this time what the final outcome of these assessments will be in the aggregate and it is reasonably possible that management’s estimates could change. The escrowed cash is included in restricted cash on the consolidated balance sheet.
     COMSYS management believes that the Venturi acquisition resulted in the recognition of goodwill primarily because the combination of Old COMSYS and Venturi creates a leading national information technology services company that is capable of creating more stockholder value than either of the companies could achieve on its own. COMSYS as a combined company has achieved cost savings by reducing corporate overhead and other expenses. COMSYS also believes that the combined company will enjoy the benefits of a broader geographic footprint, will be positioned to secure and expand relationships with Fortune 500 clients and will expand the range of technology service offerings that will make COMSYS more competitive.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company used a discounted cash flow analysis to value the customer base intangible asset.

(In thousands)
Cash	$1,819
Accounts receivable, net	50,189
Prepaid expenses and other assets	5,329
Fixed assets, net	5,907
Other noncurrent assets	337
Customer base intangible	6,407
Goodwill	83,994

Total assets acquired	$153,982

Accounts payable	$10,543
Other current liabilities	42,400
Mandatorily redeemable preferred stock	22,471
Other noncurrent liabilities	5,000

Total liabilities assumed	80,414

Net assets acquired	73,568
Less value of Venturi outstanding warrants	(5,361)

Total purchase price paid in stock	$68,207

     The customer base intangible asset is being amortized on a straight-line basis over five years. Goodwill resulting from the merger is not amortized and is not deductible for tax purposes.
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

(In thousands, except per share amounts)	2004
Revenues	$639,387
Loss from operations	(6,948)
Loss before income taxes	(26,096)
Net loss	(20,694)
Basic and diluted loss per common share	$(1.35)
Weighted average shares—basic and diluted	15,276
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
4. Restructuring and Other Charges
     In connection with the merger in 2004, the Company recorded reserves amounting to $17.2 million for severance payouts and the costs to exit duplicate office space of Venturi. Of this amount, $12.5 million was related to the termination of Venturi employees and leases and was included in the purchase price allocation in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and $4.7 million was related primarily to Old COMSYS terminated employees and leases and was charged to integration and restructuring expense. In planning for the merger, the Company also began to plan for the integration and restructuring of its business. Shortly after the merger, approximately 185 employees of the two companies were notified that their positions were being eliminated as the overhead structures of the companies were combined. Certain costs of implementing this plan are included in the reported amount of goodwill.
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
     The following is a summary of the liability for integration and restructuring costs for the three years in the period ended December 31, 2006, in thousands:

	Employee		Professional
	severance	Lease costs	fees	Total

Balance as of December 31, 2003	$360	$—	$—	$360
Purchase price allocation	4,241	5,973	1,782	11,996
Charges	1,838	2,819	70	4,727
Cash payments	(4,205)	(806)	(1,804)	(6,815)

Balance as of January 2, 2005	2,234	7,986	48	10,268
Adjustments	—	(1,617)	—	(1,617)
Charges	750	—	—	750
Cash payments	(2,472)	(3,906)	(48)	(6,426)

Balance as of January 1, 2006	512	2,463	—	2,975
Adjustments	—	(626)	—	(626)
Charges	—	—	—	—
Cash payments	(512)	(760)	—	(1,272)

Balance as of December 31, 2006	$—	$1,077	$—	$1,077

     Of the remaining lease payment balance at December 31, 2006, COMSYS expects to pay approximately $0.7 million in fiscal 2007 and the balance over the following two years.

5. Goodwill and Other Intangible Assets
Goodwill
     The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and certain intangibles with indefinite lives are not amortized but instead are reviewed for impairment at least annually. Remaining intangibles with finite useful lives are amortized over their estimated useful lives.
     The change in the carrying value of goodwill during fiscal years 2006, 2005 and 2004 is set forth below, in thousands:

Balance as of December 31, 2003	$71,585
Goodwill acquired in the merger (Note 3)	83,994

Balance as of December 31, 2004	155,579
Adjustments to previously reported purchase price	645

Balance as of January 1, 2006	156,224
Adjustments to previously reported purchase price	(1,240)

Balance as of December 31, 2006	$154,984

     The increase in goodwill in 2005 was due to adjustments to merger date contingency reserves for certain tax and unclaimed property assessments. The decrease in goodwill in 2006 was due to adjustments related to purchase accounting liabilities, partially offset by the earnout payments related to the purchase of Pure Solutions.
Other Intangibles
     The Company’s intangible assets other than goodwill consisted of the following as of December 31, 2006:

	Estimated	Gross Carrying	Accumulated
	Useful Life	Amount	Amortization	Net Balance
	(In years)	(In thousands)
Customer base—Venturi	5	$6,407	$2,877	$3,530
Customer base—Pure Solutions	8	6,571	959	5,612

Total		$12,978	$3,836	$9,142

     The Company’s intangible assets other than goodwill consisted of the following as of January 1, 2006:

	Estimated	Gross Carrying	Accumulated
	Useful Life	Amount	Amortization	Net Balance
	(In years)	(In thousands)
Customer base—Venturi	5	$6,407	$1,602	$4,805
Customer base—Pure Solutions	8	6,571	114	6,457

Total		$12,978	$1,716	$11,262

     On October 31, 2005, the Company purchased all of the outstanding stock of Pure Solutions, Inc. (“Pure Solutions”), an information technology services company with operations in northern California; this acquisition was not material to the Company’s business. The purchase price was comprised of a $7.5 million cash payment at closing plus up to $7.5 million of earnout payments over three years. In connection with the purchase, the Company recorded a customer base intangible asset in the amount of $6.6 million, which was valued using a discounted cash flow analysis. The fair value of Pure Solutions’ net identifiable assets exceeded the initial purchase price by $1.1 million, and this amount was recorded as a liability at the date of purchase. In June 2006, the Company made an earnout payment of $1.25 million, of which $1.1 million was charged to the liability with the remainder to goodwill. An additional payment of $1.25 million was accrued in December 2006 and charged to goodwill. Future earnout payments will be recorded to goodwill. The operations of Pure Solutions are included in the consolidated statement of operations for periods subsequent to the purchase.

     In 2005, the Company wrote off fully amortized customer base intangible assets and contract costs and related accumulated amortization in the amount of $9.0 million and $2.0 million, respectively.
     Aggregate amortization expense for intangibles other than goodwill amounted to $2.1 million, $2.4 million and $10.2 million in 2006, 2005 and 2004, respectively.
     Estimated amortization expense for the five years subsequent to 2006 is as follows, in thousands:

2007	$2,103
2008	2,103
2009	1,782
2010	821
2011	821

$7,630

6. Long-Term Debt
     Long-term debt consisted of the following, in thousands:

	December 31,	January 1,
	2006	2006

Debt outstanding under credit facilities:
Senior credit facility—revolver	$88,542	$32,273
Senior credit facility—senior term loan	10,000	10,000
Second lien term loan	—	100,000

	98,542	142,273
Less current maturities	5,000	5,000

Long-term obligations, excluding current maturities	$93,542	$137,273

Credit Facilities
     On August 18, 2004, Old COMSYS entered into a credit facility with Merrill Lynch Capital and a syndicate of lenders that included up to $65.0 million in revolving loans and a $5.0 million term loan. The proceeds from this credit facility were used to repay in full the current maturities of long-term debt outstanding on that date, including borrowings under a prior credit facility and an interest deferred note, and to pay $2.0 million of accrued interest payable on senior subordinated notes (the “Senior Subordinated Notes”). The Senior Subordinated Notes were paid off on September 30, 2004 in connection with the merger. The Company repaid in cash $18.1 million of accrued interest and $42.3 million of principal on the notes. The remaining balance of $22.4 million was converted to shares of mandatorily redeemable preferred stock (the “Series A Preferred Stock”) (Note 10). The Company incurred a prepayment penalty of $1.1 million, which was satisfied by assigning to the noteholders a note receivable from the Company’s chief executive officer (Note 14). The prepayment penalty is included in the loss on early extinguishment of debt in the 2004 consolidated statement of operations.
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
     In connection with the purchase of Pure Solutions in October 2005, the Company amended the senior credit facility to increase the revolver capacity by $5.0 million to a total of $105.0 million.
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
     On September 15, 2006, the senior credit agreement and term loan credit agreement were amended. Among other things, the amendments provided for (i) an increase in the Company’s borrowing capacity under its revolving credit facility to $145.0 million from $120.0 million and (ii) an increase in the senior term loan to $10.0 million from $2.1 million, which was the principal balance prior to the amendments. The Company used borrowings under the amended senior credit agreement to prepay $70.0 million of the outstanding principal amount of the $100.0 million second lien term loan. The amendments also included a provision allowing the Company to prepay the $30.0 million balance of the second lien term loan with the proceeds from an offering of common stock completed on or before December 31, 2007. The Company incurred charges of approximately $2.6 million in the third quarter of 2006 related to the early repayment on the second lien term loan, the write-off of certain deferred financing costs and certain expenses incurred in connection with this refinancing, of which $2.5 million was recorded as a loss on early extinguishment of debt and $0.1 million was included in interest expense. In addition, the Company capitalized certain costs of this refinancing of approximately $0.5 million in the third quarter of 2006.
     On December 15, 2006, the senior credit agreement and term loan credit agreement were further amended. Among other things, the amendments provided for an increase in the Company’s borrowing capacity under its revolving credit facility to $160.0 million from $145.0 million and the early payoff of the remaining $30 million balance of the second lien term loan. The Company incurred charges of approximately $0.9 million in the fourth quarter of 2006 related to the early repayment of the second lien term loan, the write-off of certain deferred financing costs and certain expenses incurred in connection with this refinancing, of which $0.7 million was recorded as a loss on early extinguishment of debt and $0.2 million was included in interest expense. In addition, the Company capitalized certain costs of this refinancing of approximately $0.1 million in the fourth quarter of 2006.
     The term loan and loans under the revolver bear interest at LIBOR plus a margin that can range from 1.75% to 2.00% or, at the Company’s option, the prime rate plus a margin that can range from 0.75% to 1.00%, each depending on the Company’s total debt to adjusted EBITDA ratio. The Company pays a quarterly commitment fee of 0.5% per annum of the unused portion of the revolver. The Company and certain of its subsidiaries guarantee the loans and other obligations under the senior credit agreement. The obligations under the senior credit agreement are secured by a perfected first priority security interest in substantially all of the assets of the Company and its U.S. subsidiaries, as well as the shares of capital stock of its direct and indirect U.S. subsidiaries and certain of the capital stock of its first-tier non-U.S. subsidiaries. Pursuant to the terms of the revolver, the Company maintains a zero balance in its primary domestic cash accounts. Any excess cash in those domestic accounts is swept on a daily basis and applied to repay borrowings under the revolver, and any cash needs are satisfied through borrowings under the revolver. Prior to the December 15, 2006, refinancing, the interest rates for the revolving credit facility were LIBOR plus a margin that could range from 2.25% to 2.50% or, at the Company’s option, the prime rate plus a margin that could range from 1.25% to 1.50%, each depending on the Company’s total debt to adjusted EBITDA ratio. The senior term loan interest rates were LIBOR plus a margin that could range from 2.75% to 3.00% or, at the Company’s option, the prime rate plus a margin that could range from 1.75% to 2.00%, each depending upon the Company’s total debt to adjusted EBITDA ratio.
     Borrowings under the revolver are limited to 85% of eligible accounts receivable, as defined, reduced by the amount of outstanding letters of credit and designated reserves. At December 31, 2006, these designated reserves were a minimum availability reserve of $5.0 million, a $3.6 million reserve for outstanding letters of credit and a reserve for the Pure Solutions acquisition of $2.5 million. At December 31, 2006, the Company had outstanding borrowings of $88.5 million under the revolver at interest rates ranging from 7.35% to 9.25% per annum (weighted average rate of 7.54%) and excess borrowing availability under the revolver of $39.2 million for general corporate purposes. Fees paid on outstanding letters of credit are equal to the LIBOR margin then applicable to the revolver, which at December 31, 2006 was 2.5%. The principal balance of the senior term loan on that date was $10.0 million with an interest rate of 7.41%. The senior term loan is scheduled to be repaid in eight equal quarterly principal installments commencing on March 31, 2007.
     The senior credit agreement contains various events of default, including failure to pay principal and interest when due, breach of covenants, materially incorrect representations, default under other agreements, bankruptcy or insolvency, the occurrence of specified ERISA events, entry of enforceable judgments against the Company in excess of $2.0 million not stayed, and the occurrence of a change of control. If an event of default occurs, all commitments under the revolver may be terminated and all of the Company’s obligations under the senior credit agreement could be accelerated by the lenders, causing all loans outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable. In the case of bankruptcy or insolvency, acceleration of obligations under these credit facilities is automatic.
     The senior credit agreement contains customary covenants and events of default, including the maintenance of a fixed charge coverage ratio and a total debt to adjusted EBITDA ratio, as defined. As of December 31, 2006, COMSYS was in compliance with all covenant requirements. These agreements also place restrictions on the Company’s ability to enter into certain transactions without the approval of the lenders, such as the payment of dividends, disposition and acquisition of assets and the assumption of contingent obligations.
     Maturities of long-term debt for the five years succeeding December 31, 2006, and thereafter are as follows, in thousands:

2007	$5,000
2008	5,000
2009	—
2010	88,542
2011	—
Thereafter	—

Total long-term debt	$98,542

7. Income Taxes
     The components of the provision (benefit) for income taxes are as follows, in thousands:

	Year Ended
	December 31,	January 1,	Janaury 2,
	2006	2006	2005

Current:
Federal	$(5,799)	$—	$(5,402)
State	12	37	—
Foreign	103	185	—

	(5,684)	222	(5,402)

Deferred:
Federal	1,103	564	—
State	(186)	(3)	—

	917	561	—

	$(4,767)	$783	$(5,402)

     The differences between income taxes computed at the federal statutory income tax rate and the provision (benefit) for income taxes are as follows, in thousands:

	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

Income tax expense (benefit) computed at the federal statutory income tax rate	$5,698	$1,026	$(21,195)
State income tax expense (benefit) net of federal benefit	(174)	427	(899)
Foreign income tax at higher (lower) rates	(15)	185	—
Effect of preferred dividends and other permanent differences	818	2,290	16,984
Tax benefit allocated to goodwill	1,103	564	—
Effect of decrease in valuation allowance	(12,002)	(3,709)	(292)
Other	(195)	—	—

Provision (benefit) for income taxes	$(4,767)	$783	$(5,402)

     The income tax benefit recorded in 2006 is the result of a federal income tax refund of $5.8 million resulting from legislation that allowed the Company to carryback a portion of its 2002 net operating loss to prior years. The Company’s ability to collect this refund was subject to certain regulatory and other approvals; therefore, the Company did not record the benefit of this refund until these approvals were received. These approvals were received and the current year benefit was recorded during the second quarter of 2006. The 2006 income tax benefit also contained an offsetting expense amount of $1.1 million, which was the result of the release of part of the valuation allowance on Venturi’s acquired net deferred assets from the merger with COMSYS, and a provision of $0.1 million for foreign income taxes related to the Company’s profitable United Kingdom subsidiary. Additionally, the provision contained a state tax benefit of $0.2 million related to the conversion of the Company’s Texas net operating loss carryforwards into the new Texas Margin tax credit.
     The income tax benefit recorded in 2004 relates to a federal income tax refund of $5.4 million resulting from legislation that allowed the Company to carry back a portion of its 2001 net operating loss to prior years. These refunds resulted from a loss carryback to periods prior to the current ownership of the Company. Therefore, the Company recorded the benefit of these refunds when received.
     The net current and noncurrent components of deferred income taxes reflected in the consolidated balance sheets are as follows, in thousands:

	December 31,	January 1,
	2006	2006

Net current asset	$—	$—
Net noncurrent asset	189	3
Net noncurrent liability	—	—

Net asset	$189	$3

     Deferred tax assets and liabilities were comprised of the following, in thousands:

	December 31,	January 1,
	2006	2006

Deferred tax assets:
Goodwill and other intangibles	$14,640	$22,081
Accrued expenses and other reserves	6,219	5,613
Bad debt allowances	1,384	1,551
Accrued benefits	1,757	987
Net operating loss carryforwards	50,495	54,765
Other	607	1,820

Total deferred tax assets	75,102	86,817
Valuation allowance	(72,381)	(84,383)

Net deferred tax assets	2,721	2,434
Deferred tax liabilities:
Depreciation expense and property basis differences	(2,532)	(2,431)

Total deferred tax liabilities	(2,532)	(2,431)

Net deferred tax asset	$189	$3

     As of December 31, 2006, the Company had $72.5 million in net deferred tax assets and had recorded a valuation allowance of $72.3 million against those assets as the Company has concluded that it is more likely than not that these deferred tax assets will not be realized based upon the Company’s cumulative losses over the last three years. The decrease in the valuation allowance from January 1, 2006, resulted primarily from a reduction due to pre-tax book income earned in 2006 and a federal income tax refund of $5.8 million received during 2006. Approximately $22.8 million of the valuation allowance is attributable to the deferred tax assets of the merger, for which any recognized tax benefits will be allocated to reduce goodwill or other noncurrent intangible assets. Most of the deferred tax asset recognized at the end of 2006 relates to the new Texas Margin tax credit. The Company performed an analysis of the new Margin Tax Structure and determined it is more likely than not that it will realize this benefit and be able to offset future Texas margin tax. Therefore, the portion of the valuation allowance attributable to the Texas Margin tax credit of $0.2 million was released in 2006.
     The Company had federal and state net operating loss carryforwards of approximately $121.9 million and $168.9 million, respectively. The federal net operating losses begin to expire in 2019 and the state net operating losses began to expire in 2005. On September 30, 2004, both old COMSYS and Venturi experienced an ownership change as defined by the Internal Revenue Code. This subjects the utilization of the Company’s net operating loss carryforwards to an annual limitation, which may cause the carryforwards to expire before they are used.
     The Company has not paid United States federal income tax on the undistributed foreign earnings of its foreign subsidiaries as it is the Company’s intent to indefinitely reinvest such earnings in its foreign subsidiaries. Pre-tax income attributable to the Company’s profitable foreign operations amounted to $0.4 million and $0.3 million in 2006 and 2005, respectively.
     During 2006, the IRS commenced a limited-scope examination of Venturi’s final tax return primarily reviewing items related to Venturi’s 2003 restructuring and the merger transaction with COMSYS Holding. The Company is in the process of supplying the requested data.
8. Commitments and Contingencies
     The Company has indemnified members of its board of directors and its corporate officers against any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that the individual is or was a director or officer of the Company. The individuals are indemnified, to the fullest extent permitted by law, against related expenses, judgments, fines and any amounts paid in settlement. The Company also maintains directors and officers insurance coverage in order to mitigate exposure to these indemnification obligations. The maximum amount of future payments is generally unlimited. There was no amount recorded for these indemnifications at December 31, 2006 and January 1, 2006. Due to the nature of these indemnifications, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist related to these indemnifications.
     The Company leases various office space and equipment under noncancelable operating leases expiring through 2015. Certain leases include free rent periods, rent escalation clauses and renewal options. Rent expense is recorded on a straight-line basis over the term of the lease. Rent expense was $6.8 million, $6.4 million and $5.8 million for 2006, 2005 and 2004, respectively. Sublease income was $0.2 million for each of the years 2006, 2005 and 2004.

     Future minimum annual payments for noncancelable operating leases in effect at December 31, 2006 are shown in the table below, in thousands:

Year ending:
2007	$7,730
2008	6,049
2009	5,461
2010	4,110
2011 & thereafter	10,635

33,985
Sublease income	(1,659)

$32,326

     In connection with the merger and the sale of Venturi’s commercial staffing business, the Company placed $2.5 million of cash and 187,556 shares of its common stock in separate escrows pending the final determination of certain state tax and unclaimed property assessments. The shares were released from escrow on September 30, 2006 in accordance with the merger agreement, while the cash remains in escrow. The Company has recorded liabilities for amounts management believes are adequate to resolve all of the matters these escrows were intended to cover; however, management cannot ascertain at this time what the final outcome of these assessments will be in the aggregate and it is reasonably possible that management’s estimates could change. The escrowed cash is included in restricted cash on the consolidated balance sheet.
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
9. Defined Contribution Plan
     The Company maintains a voluntary defined contribution profit-sharing plan covering eligible employees as defined in the plan document. Participating employees may elect to defer and contribute a percentage of their compensation to the plan, not to exceed the dollar limit set by the Internal Revenue Code. For the years ended December 31, 2004, 2005 and 2006, the maximum deferral amount was 50%, subject to limitations set by the Internal Revenue Code. The Company matches 25% of each employee’s eligible contribution up to 6% of each employee’s gross compensation per paycheck. The Company may, at its discretion, make an additional year-end profit-sharing contribution. Total expense under the plan amounted to approximately $1.4 million, $1.1 million and $1.0 million in 2006, 2005 and 2004, respectively.
     During 1999, Venturi established a Supplemental Employee Retirement Plan (the “SERP”) for its then chief executive officer. When this officer retired in February 2000, the annual benefit payable under the SERP was fixed at $150,000 through March 2017. As of December 31, 2006, approximately $1.1 million was accrued for the SERP.
10. Stockholders’ Equity
Common Stock
     In the merger, Old COMSYS shareholders exchanged their shares of common stock for shares of Venturi (now COMSYS) common stock. Each share of Old COMSYS outstanding immediately prior to the effective time of the merger was canceled and converted into the right to receive 0.0001 of a share of COMSYS common stock.
     Additionally, in the merger each option to acquire shares of Old COMSYS common stock that was outstanding immediately prior to the effective time of the merger remained outstanding and became exercisable for shares of COMSYS common stock at the rate of 0.0001 of a share for each share of Old COMSYS common stock.
     In December 2005, the Company issued 3.0 million shares of its common stock in a public offering at $11.00 per share. Net proceeds were approximately $31.0 million, a portion of which was used to redeem all of the Company’s Series A Redeemable Preferred Stock as described below.

Warrants
     In the merger, the Company assumed outstanding warrants to purchase 768,997 shares of Venturi (now COMSYS) common stock. The warrants were originally issued on April 14, 2003, in connection with the comprehensive financial restructuring with Venturi’s subordinated note holders. The warrants are exercisable in whole or in part over a 10-year period and the exercise price is $7.8025 per share. The warrants may be exercised on a cashless basis at the option of the holder. The holders of the warrants are also entitled to participate in dividends declared on common stock as if the warrants were exercised for common stock. In connection with the purchase accounting for the merger, the warrants were recorded at fair value as determined by an independent valuation. At December 31, 2006, warrants to purchase 248,654 shares of COMSYS common stock were outstanding.
Mandatorily Redeemable Preferred Stock
     At the time of the merger with Venturi, Old COMSYS had the following classes of redeemable preferred stock outstanding. As of December 31, 2006, no shares remained outstanding.
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
Class A Preferred Stock
     Class A Preferred Stock was comprised of three classes: Class A-1, Class A-2 and Class A-3, which were different only in terms of liquidation preference. Dividends on the Class A Preferred Stock accrued at the rate of 10.0% of the sum of the liquidation value and accumulated and unpaid dividends, compounded quarterly. In connection with the merger, shares of Class A-1 and Class A-2 Preferred Stock were redeemed for cash in the aggregate amount of $255 and the Class A-3 shares were exchanged for shares of COMSYS common stock valued at $0.4 million.
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
     Each share of Class A-3 Preferred Stock outstanding immediately prior to the effective time of the merger was canceled and converted automatically into the right to receive 10.4397 shares of COMSYS common stock. The conversion of Class B Preferred Stock was based on its liquidation value, agreed for purposes of the merger agreement to be $53.7 million. Each dollar of the agreed upon liquidation value of Class B Preferred Stock (and each share of such preferred stock outstanding immediately prior to the effective time of the merger) was canceled and converted automatically into the right to receive 0.01165118 of a share of COMSYS common stock. Each share of Class C Preferred Stock outstanding immediately prior to the effective time of the merger was canceled and converted automatically into the right to receive 117.41923 shares of COMSYS common stock. Each share of Class D Preferred Stock outstanding immediately prior to the effective time of the merger was canceled and converted automatically into the right to receive 1,411.423 shares of COMSYS common stock. In connection with, but prior to, the merger, all outstanding shares of Class A-1, Class A-2 and Class E Preferred Stock were repurchased or redeemed.
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
     Effective July 1, 2004, 1,000 shares of Class D Preferred Stock were issued by Old COMSYS under the Plan. Effective with the merger, these shares were exchanged for a total of 1,405,844 restricted shares of COMSYS common stock under the 2004 Management Incentive Plan. Upon the occurrence of certain events, including the sale or transfer of more than 50% of the Company’s assets, a merger or consolidation in which the Company is not the surviving corporation, the liquidation or dissolution of the Company, a “change in ownership” (as defined) all outstanding shares of restricted stock will immediately vest in full Effective September 30, 2006, certain provisions of the 2004 Management Incentive Plan and the shares issued thereunder were modified (see Note 12).
11. Credit Risk
     The Company believes its portfolio of accounts receivable is well diversified, which limits the risk associated with customer concentration. None of the Company’s customers represented more than 6% of its 2006 revenues. The Company continually evaluates the creditworthiness of its customers and monitors accounts on a periodic basis but typically does not require collateral. The Company’s allowance for doubtful accounts is based on an evaluation of the collectibility of specific accounts and on historical experience.
     However, the Company does depend on several large customers for a significant portion of its revenues. The Company’s 15 largest customers represented approximately 39% of its revenues in 2006. Generally, COMSYS does not provide services to its customers under long-term contracts. If one or more of its large customers terminated an existing contract or substantially reduced the services they purchase from COMSYS, the Company’s revenues and results of operations would be adversely affected. In addition, large customers, including those with preferred supplier arrangements, increasingly have been seeking pricing discounts in exchange for higher volumes of business. Furthermore, COMSYS may be required to accept less favorable terms regarding risk allocation, including assuming obligations to indemnify its clients for damages sustained in connection with the provision of its services. These factors may potentially adversely affect the Company’s revenues and results of operations.
12. Stock Compensation Plans
     In 2003, Venturi terminated its 1995 Equity Participation Plan (the “1995 Plan”) in connection with the financial restructuring. Only 2,113 stock options remained outstanding under the 1995 Plan as of December 31, 2006, and these options have a weighted average exercise price of $242.83 per share and a weighted average remaining contractual life of two years. Although the 1995 Plan has been terminated and no future option issuances will be made under it, these remaining outstanding stock options will continue to be exercisable in accordance with their terms. As a result of the merger, all outstanding options under the 1995 Plan were vested and are exercisable.
     On October 21, 1999, Old COMSYS adopted the COMSYS Holding, Inc. 1999 Stock Option Plan (“1999 Plan”) under which officers and other key employees were granted stock options at or above the fair market value of the stock on the date of the grant. Under terms of the 1999 Plan, stock options vested over a five-year period from the date of grant and would expire after ten years. In the merger, effective September 30, 2004, each outstanding option under the 1999 Plan became exercisable, when vested, for 0.0001 of a share of Venturi (now COMSYS) common stock. No future grants will be made under this plan. The activity in the 1999 Plan during 2006, 2005 and 2004 was as follows:

	Number	Weighted-Average
	of Shares	Exercise Price

Outstanding at December 31, 2003	90	$20,000.00
Granted	—
Exercised	—
Forfeited	(23)	20,000.00

Outstanding at January 2, 2005	67	20,000.00
Granted	—
Exercised	—
Forfeited	(11)	20,000.00

Outstanding at January 1, 2006	56	20,000.00
Granted	—
Exercised	—
Forfeited	(14)	20,000.00

Outstanding at December 31, 2006	42	20,000.00

Exercisable at December 31, 2006	42	20,000.00

Available for issuance at December 31, 2006	—

     The weighted-average remaining contractual life of options outstanding under the 1999 Plan at December 31, 2006 was four years.
     In 2003, Venturi adopted the 2003 Equity Incentive Plan (the “2003 Equity Plan”). Under the 2003 Equity Plan, the Company could grant non-qualified stock options, incentive stock options and other stock-based awards in the Company’s common stock to officers and other key employees. The initial stock option grants to these officers were scheduled to vest monthly at an annual rate of 25%, but all vested in their entirety on the closing of the merger. Options granted under the 2003 Equity Plan have a term of 10 years. The activity in the 2003 Equity Plan from the merger date through December 31, 2006 was as follows:

		Weighted-Average
	Number of Shares	Exercise Price

Outstanding at September 30, 2004	676,100	$9.06
Granted	100,000	8.55
Exercised	(52,900)	8.84
Forfeited	(16,900)	11.19

Outstanding at January 2, 2005	706,300	8.95
Granted	—
Exercised	(48,500)	9.11
Forfeited	(14,400)	8.80

Outstanding at January 1, 2006	643,400	8.96
Granted	—
Exercised	(100,202)	8.11
Forfeited	(3,000)	8.88

Outstanding at December 31, 2006	540,198	9.10

Exercisable at December 31, 2006	506,865	9.70

Available for issuance at December 31, 2006	53,035

     In connection with the merger, the Company’s board of directors adopted and the stockholders approved the 2004 Stock Incentive Plan (the “2004 Equity Plan”). Under the 2004 Equity Plan, the Company could grant non-qualified stock options, incentive stock options and other stock-based awards in the Company’s common stock to officers, employees, directors and consultants. Options granted under this plan generally vest over a three-year period from the date of grant and expire after 10 years. The option activity in the 2004 Equity Plan from the merger date through December 31, 2006 was as follows:

		Weighted-Average
	Number of Shares	Exercise Price

Outstanding at September 30, 2004	—	$—
Granted	420,000	8.55
Exercised	—
Forfeited	—

Outstanding at January 2, 2005	420,000	8.55
Granted	—
Exercised	(9,993)	8.55
Forfeited	(75,500)	8.55

Outstanding at January 1, 2006	334,507	8.54
Granted	256,000	11.07
Exercised	(107,416)	8.53
Forfeited	(47,507)	9.29

Outstanding at December 31, 2006	435,584	9.95

Exercisable at December 31, 2006	101,913	8.55

Available for issuance as stock options or restricted stock at December 31, 2006	392,676

     The fair value of options granted in 2006 was estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table. There were no options granted in 2005.

December 31,
2006
Expected life (in years)	6.0
Risk-free interest rate	4.375%
Expected volatility	45.0%
Dividend yield	0.0%
Weighted average fair value of options granted	$5.47
     Option valuation models, including the Black-Scholes model used by the Company, require the input of assumptions including expected life and expected stock price volatility. Due to the limited number of option exercises following the merger, the expected term was estimated as the approximate midpoint between the vesting term and the contractual term; this represents the period of time that options granted are expected to be outstanding. The risk-free interest rate was based on U.S. Treasury rates in effect at the date of grant with maturity dates approximately equal to the expected life of the option at the grant date. Due to the limited trading history of the Company’s common stock following the merger, the expected volatility assumption was based on an analysis of the actual realized historical volatility of the common stock of the Company as well as that of its peers. The Company does not anticipate paying a dividend, and, therefore, no expected dividend yield was used.
     Cash received from option exercises was $1.7 million, $0.5 million and $0.5 million during 2006, 2005 and 2004, respectively, and was included in financing activities in the accompanying consolidated statements of cash flows. The total intrinsic value of options exercised during 2006, 2005, and 2004 was $2.1 million, $0.4 million and $0.1 million, respectively. The Company has historically used newly issued shares to satisfy share option exercises and restricted stock grants and expects to continue to do so in future periods.
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

     The following activity has occurred in 2006 related to restricted stock. There were no shares issued in 2005.

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested balance at January 1, 2006	312,410	$11.20
Granted	578,659	10.44
Vested	(279,468)	4.13
Forfeited	(258,051)	4.64

Nonvested balance at December 31, 2006	353,550	15.56

     The shares issued to employees in 2006 under the 2004 Equity Plan are subject to a three-year vesting requirement, except as noted below, and the compensation expense associated with these shares is amortized using the straight-line method. Forfeitures and grants in the table above include shares held by the Company’s former Chief Executive Officer, the terms of which were modified in connection with his resignation from the Company (Note 15).
     Effective July 27, 2006, the Company entered into an employment agreement with its Chief Executive Officer, Larry L. Enterline. Mr. Enterline received a restricted stock award of 150,000 restricted shares of common stock under the 2004 Equity Plan in connection with the execution of his employment agreement. One-third (or 50,000 shares) was scheduled to vest on the grant date and two-thirds (or the remaining 100,000 shares) were scheduled to vest in substantially equal installments on each of January 1, 2007, January 1, 2008 and January 1, 2009. In accordance with SFAS 123(R), in July 2006 the Company recorded stock compensation expense of $0.7 million related to the vested shares. On September 29, 2006, the Company entered into a modification agreement with Mr. Enterline that amended the vesting schedule for Mr. Enterline’s restricted stock award. As a result of this amendment, the 50,000 shares that were originally scheduled to vest on the grant date were rescheduled to vest on the earlier of (i) January 1, 2009 or (ii) the termination of Mr. Enterline’s employment for any reason that would entitle him to severance benefits under Section 6 of his employment agreement (as amended from time to time). The Company recorded stock-based compensation expense of approximately $0.8 million in the fiscal 2006 third quarter related to Mr. Enterline’s restricted shares, including the $0.7 million initially recorded at the grant date.
     Effective January 1, 2004, COMSYS Holding adopted the 2004 Management Incentive Plan (the “Plan”). The Plan was structured as a stock issuance program under which certain executive officers and key employees might receive shares of COMSYS Holding nonvoting Class D Preferred Stock in exchange for payment at the then current fair market value of these shares. Effective July 1, 2004, 1,000 shares of Class D Preferred Stock were issued by COMSYS Holding under the Plan. Effective with the merger, these shares were exchanged for a total of 1,405,844 restricted shares of COMSYS common stock. One-third of these shares, or 468,615 shares, were vested at the merger date. Another 468,615 shares were scheduled to vest in equal installments of 156,205 shares on January 1st of each of the years 2005, 2006 and 2007 (“time vesting shares”), and the remaining 468,614 shares were scheduled to vest in equal annual installments if specified earnings targets were met for fiscal years 2004, 2005 and 2006 (“performance vesting shares”), in each case subject to earlier vesting as discussed below. The earnings targets were not met for 2004 or 2005 and were not expected to be met for 2006 and, accordingly, no compensation expense was recognized in 2006 on the performance vesting shares. A total of 624,820 and 156,205 time-vesting shares vested in fiscal 2004 and fiscal 2005, respectively, resulting in stock based compensation expense of $7.0 million and $1.8 million in each respective period. Of the remaining 156,205 time vesting shares that were originally scheduled to vest on January 1, 2007, 59,359 shares have vested and the related expense recognized in 2006 was $0.9 million.
     Effective September 30, 2006, the Compensation Committee of the Company’s board of directors (the “Committee”) made certain modifications to the Plan. The Committee concluded that the performance vesting targets appeared to be unattainable. As a result, the Committee approved modifications to the vesting targets for the performance vesting shares under which 103,700 shares (or two-thirds of the performance vesting shares held by the remaining participants) will now vest annually with the passage of time over the three-year period ending January 1, 2010 and 51,850 shares (or one-third of the performance vesting shares held by the remaining participants) will vest over the same three-year period based on the attainment of new performance vesting targets. The purpose of these modifications was to retain the services of the remaining participants in this plan and provide an incentive for the participants to contribute to the Company’s long-term success after January 1, 2007, when all of the original unvested restricted shares would have expired. In addition, under the modification agreements, the participants forfeited a portion of their remaining performance vesting shares and waived their reallocation rights with respect to restricted shares that had been or may in the future be forfeited by other participants in the Plan who no longer remain in service with the Company. The Company reversed $0.5 million of stock compensation expense in the third quarter of 2006 of the $1.1 million that was recorded in the first six months of 2006 related to those participants who are no longer with COMSYS, due to the waiver by the remaining participants of the reallocation provision. In accordance with the terms of the Plan, these shares will be distributed to certain stockholders of COMSYS Holding. The fair value of the modified shares was estimated assuming that performance goals will be reached. If such goals are not met, no compensation will be recognized and any recognized compensation cost will be reversed.
     As of December 31, 2006, there was $4.3 million of total unrecognized compensation costs related to nonvested option and restricted stock awards granted under the plans, which are expected to be recognized over a weighted-average period of 2.3 years. The total fair value of shares and options that vested during 2006 was $1.9 million.
13. Staff Accounting Bulletin No. 108
     As discussed under Recent Accounting Pronouncements in Note 2, in September 2006 the SEC released SAB 108. The transition provisions of SAB 108 permit the Company to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. Prior to fiscal 2006, the Company had used cash accounting to record certain commissions and payroll-related tax expenses. In fiscal 2006, the Company evaluated the effect the date the expense was incurred would have had on these income statement expenses and related accruals using the rollover method to determine if the effect of the misstatement would be material in any specific period. The Company determined the adjustment would not be material in any specific period and therefore did not restate historical financial statements. The Company adopted this statement retroactively as of January 2, 2006, as permitted, recognizing an adjustment of $2.8 million to accumulated deficit and commission and certain payroll-related tax accruals in its consolidated balance sheet as of January 2, 2006 and $0.3 million to its consolidated statement of operations for the fiscal year ended December 31, 2006. There was no net tax impact related to these corrections due to the full tax valuation allowance on the balance sheet at December 31, 2006.
14. Related Party Transactions
Executive Stock Holdings
     In September 2001, the Company’s former chairman and chief executive officer, Michael T. Willis, restructured his loan with a commercial bank, the proceeds of which had originally financed his investment in Old COMSYS. Effective September 25, 2001, Old COMSYS entered into an agreement with Mr. Willis whereby an Old COMSYS subsidiary advanced to Mr. Willis amounts equal to the monthly payments on his loan to the commercial bank, up to a maximum amount of $5.2 million. Advances were secured by his common and preferred shares of Old COMSYS stock. As of September 30, 2004, total advances amounted to $6.2 million, including an additional $1.2 million used to pay off his bank loan. This receivable was repaid effective September 30, 2004 with the redemption of Mr. Willis’ Class E Preferred Stock.
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
Related Party Accounts Receivable

     Elias Sabo, a member of the Company’s board of directors, also serves on the board of directors of The Compass Group, the parent company of CBS Personnel Holdings, Inc. (“CBS”) and Venturi Staffing Partners (“VSP”), a former Venturi subsidiary. As a result of the merger, the Company has an outstanding accounts receivable balance of approximately $0.5 million due from CBS. Additionally, VSP provides commercial staffing services to the Company and its clients in the normal course of its business. During 2006, the Company and its clients purchased approximately $12.5 million of staffing services from VSP, of which approximately $12.0 million was for services provided to the Company’s vendor management clients. At December 31, 2006, the Company had approximately $1.0 million in accounts payable to VSP.
15. Executive Officer Resignations
     Margaret G. Reed, a former officer of the Company, resigned in January 2006. Pursuant to a resignation agreement, Ms. Reed is receiving severance payments totaling $0.3 million and certain other specified benefits. Also, the Company’s Compensation Committee approved the payment of additional severance in the amount of $0.1 million to Ms. Reed. Ms. Reed’s unvested restricted shares were repurchased by COMSYS at a price equal to the amount of Ms. Reed’s original investment and will be distributed to certain stockholders of COMSYS Holding as contemplated by the Plan and the modification agreements discussed in Note 12 above.
     Michael T. Willis resigned as the Company’s Chairman and Chief Executive Officer in February 2006. COMSYS entered into a resignation agreement with Mr. Willis pursuant to which the Company agreed to pay Mr. Willis cash severance payments over a 24-month period in the aggregate amount of $1.15 million, consulting fees of $0.1 million, an expense allowance of $8,250 per month for 12 months and up to $1,000 per month to reimburse him for the cost of health benefits until he reaches the age of 65 or such time as another employer provides benefits. The agreement also provides that in addition to the 282,703 vested shares of common stock that Mr. Willis held at the time under the Company’s 2004 Management Incentive Plan, 204,109 unvested shares of restricted common stock held by Mr. Willis would vest if the average closing price of COMSYS common stock over any consecutive 30-day period ending on or before December 31, 2006 equaled or exceeded $18.67 per share. These shares vested in October 2006.
     The Company recorded a $1.9 million charge in its 2006 consolidated statement of operations related to the severance benefits described above and a $0.2 million charge related to the modification of Mr. Willis’ stock awards, as described in Note 12.
16. Subsequent Event
     In January 2007, Inland Partners, L.P. and Links Partners, L.P. (“Inland/Links”) and Wachovia Investors, Inc. sold an aggregate of 2.5 million shares of the Company’s common stock in a secondary underwritten public offering for the benefit of such stockholders. The shares were sold by the selling stockholders pursuant to an effective shelf registration statement that was previously filed with the SEC. Both Wachovia Investors, Inc. and Inland/Links have representatives on the Company’s board of directors. The Company did not receive any proceeds from the sale of shares in this offering. The Company paid approximately $0.1 million of expenses in the first quarter of 2007 related to this offering.

17. Summary of Quarterly Financial Information (Unaudited)
     The following table sets forth quarterly financial information for each quarter in 2006 and 2005, in thousands, except per share amounts:

	2006
	First	Second	Third	Fourth

Revenues from services	$178,592	$187,609	$185,734	$184,710
Costs of services	136,520	141,736	139,991	139,351

Gross profit	42,072	45,873	45,743	45,359

Operating costs and expenses
Selling, general and administrative expenses	34,238	34,283	33,074	34,056
Restructuring and integration costs	—	—	—	—
Depreciation and amortization	2,172	2,167	2,198	2,180

	36,410	36,450	35,272	36,236

Income from operations	5,662	9,423	10,471	9,123
Interest expense, net	3,957	3,573	4,851	3,137
Loss on early extinguishment of debt	—	—	2,468	723
Other (income) expense, net	(124)	(170)	22	(38)

Income before income taxes	1,829	6,020	3,130	5,301
Income tax expense (benefit)	150	(5,342)	274	151

Net income	$1,679	$11,362	$2,856	$5,150

Basic net income per share	$0.09	$0.60	$0.15	$0.27
Diluted net income per share	$0.09	$0.60	$0.15	$0.26
Basic weighted average shares outstanding	18,550	18,562	18,698	18,628
Diluted weighted average shares outstanding	18,804	18,920	19,299	19,531

	2005
	First	Second	Third	Fourth

Revenues from services	$164,953	$162,185	$163,199	$171,320
Costs of services	127,366	124,647	123,286	129,934

Gross profit	37,587	37,538	39,913	41,386

Operating costs and expenses
Selling, general and administrative expenses	27,955	29,518	30,337	32,547
Restructuring and integration costs	3,428	424	928	—
Depreciation and amortization	2,471	2,515	1,870	2,211

	33,854	32,457	33,135	34,758

Income from operations	3,733	5,081	6,778	6,628
Interest expense, net	4,026	4,348	4,402	4,486
Loss on early extinguishment of debt	—	—	—	2,227
Other (income) expense, net	(87)	4	(71)	(47)

Income (loss) before income taxes	(206)	729	2,447	(38)
Income tax benefit	—	—	—	783

Net income (loss)	$(206)	$729	$2,447	$(821)

Basic net income (loss) per share	$(0.01)	$0.05	$0.16	$(0.05)
Diluted net income (loss) per share	$(0.01)	$0.05	$0.15	$(0.05)
Basic weighted average shares outstanding	15,332	15,418	15,505	15,713
Diluted weighted average shares outstanding	15,332	16,154	15,933	15,713

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of COMSYS IT Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on October 4, 2004).

3.2	Amended and Restated Bylaws of COMSYS IT Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the SEC on October 4, 2004).

3.3	First Amendment to the Amended and Restated Bylaws of COMSYS IT Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on May 4, 2005).

4.1	Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old COMSYS Holdings stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Form 8-A/A filed with the SEC on November 2, 2004).

4.2	Amendment No. 1 to Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old COMSYS Holdings stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed with the SEC on May 6, 2005).

4.3	Amended and Restated Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old Venturi stockholders party thereto (incorporated by reference to Exhibit 4.3 to the Form 8-A/A filed with the SEC on November 2, 2004).

4.4	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old Venturi stockholders party thereto (incorporated by reference to Exhibit 4.4 to the Form 10-Q filed with the SEC on May 6, 2005).

4.5	Voting Agreement, dated as of September 30, 2004, by and among the Registrant and the stockholders party thereto (incorporated by reference to Exhibit 2.4 to the Form 8-K filed with the SEC on October 4, 2004).

4.6	Voting Agreement, dated as of September 30, 2004, between the Registrant and MatlinPatterson Global Opportunities Partners, L.P. (incorporated by reference to Exhibit 2.5 to the Form 8-K filed with the SEC on October 4, 2004).

4.7*	Common Stock Purchase Warrant dated as of April 14, 2003, issued by the Company in favor of BNP Paribas (incorporated by reference to Exhibit 99.16 to the Form 8-K filed with the SEC on April 25, 2003).

4.8	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.6 to the Form 10-K filed with the SEC on April 1, 2005).

10.1	Credit Agreement dated as of December 14, 2005, among COMSYS Services LLC, COMSYS Information Technology Services, Inc. and Pure Solutions, Inc., as borrowers, COMSYS IT Partners, Inc. and PFI LLC, as guarantors, COMSYS Services LLC acting in its capacity as borrowing agent and funds administrator for the borrowers, Merrill Lynch Capital, as administrative agent, a lender, sole bookrunner and sole lead arranger, ING Capital LLC, as co-documentation agent and as a lender, Allied Irish Banks PLC, as co-documentation agent and as a lender, GMAC Commercial Finance LLC, as syndication agent and as a lender, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 15, 2005).

10.2	Consent and First Amendment to Credit Agreement, dated as of March 31, 2006, among COMSYS Services LLC, COMSYS Information Technology Services, Inc. and Pure Solutions, Inc., as borrowers, COMSYS IT Partners, Inc. and PFI LLC, as guarantors, COMSYS Services LLC, acting in its capacity as borrowing agent and funds administrator for the borrowers, Merrill Lynch Capital, as administrative agent, a lender, sole bookrunner and sole lead arranger, ING Capital LLC, as co-documentation agent and as a lender, Allied Irish Banks PLC, as co-documentation agent and as a lender, GMAC Commercial Finance LLC, as syndication agent and as a lender, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on September 15, 2006).

10.3	Consent, Waiver and Second Amendment to Credit Agreement, dated as of September 15, 2006, among COMSYS Services LLC, COMSYS Information Technology Services, Inc. and Pure Solutions, Inc., as borrowers, COMSYS IT Partners, Inc., PFI LLC and COMSYS IT Canada, Inc. as guarantors, COMSYS Services LLC, acting in its capacity as borrowing agent and funds administrator for the borrowers, Merrill Lynch Capital, as administrative agent, a lender, sole bookrunner and sole lead arranger, ING Capital LLC, Allied Irish Banks PLC, and BMO Capital Markets Financing, Inc., as co-documentation agents and as lenders, GMAC Commercial Finance LLC, as syndication agent and as a lender, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on September 15, 2006).

10.4	Consent and Third Amendment to Credit Agreement, dated as of December 15, 2006, among COMSYS Services LLC, COMSYS Information Technology Services, Inc. and Pure Solutions, Inc., as borrowers, COMSYS IT Partners, Inc., PFI LLC and COMSYS IT Canada, Inc., as guarantors, COMSYS Services LLC, acting in its capacity as borrowing agent and funds administrator for the borrowers, Merrill Lynch Capital, as administrative agent, a lender, sole bookrunner and sole lead arranger, ING Capital LLC, Allied Irish Banks PLC and BMO Capital Markets Financing, Inc., as co-documentation agents and as lenders, GMAC Commercial Finance LLC, as syndication agent and as a lender, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 18, 2006).

10.5	Guaranty, dated as of December 14, 2005, among COMSYS IT Partners, Inc. and PFI LLC, as guarantors, in favor of Merrill Lynch Capital, in its capacity as administrative agent (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on December 15, 2005).

10.6	Guaranty, dated as of June 15, 2006, by COMSYS IT Canada, Inc. in favor of Merrill Lynch Capital, in its capacity as administrative agent (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on September 15, 2006).

Exhibit
Number	Description

10.7+	2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed with the SEC on November 9, 2004).

10.8+	2003 Equity Incentive Plan (incorporated by reference to Annex C to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on June 24, 2003).

10.9+	Old COMSYS 2004 Management Incentive Plan (incorporated by reference to Exhibit 10.10 to the Form 10-K filed with the SEC on April 1, 2005).

10.10+	Modification Agreement, effective as of September 30, 2006, by and between COMSYS IT Partners, Inc. and Joseph C. Tusa, Jr. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 4, 2006).

10.11+	Modification Agreement, effective as of September 30, 2006, by and between COMSYS IT Partners, Inc. and David L. Kerr (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on December 5, 2006).

10.12+	Amended and Restated Employment Agreement dated December 30, 2003, between COMSYS Information Technology Services, Inc. and Michael T. Willis (incorporated by reference to Exhibit 10.15 to the Form 10-K filed with the SEC on April 1, 2005).

10.13+	First Amendment dated November 28, 2005 to Amended and Restated Employment Agreement between COMSYS Information Technology Services, Inc. and Michael T. Willis (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 2, 2005).

10.14+	Resignation Agreement and Release dated February 2, 2006 between COMSYS Information Technology Services, Inc. and Michael T. Willis (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 3, 2006).

10.15+	Amended and Restated Employment Agreement dated December 9, 2005 between COMSYS IT Partners, Inc. and Joseph C. Tusa, Jr. (incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on December 14, 2005).

10.16+	Employment Agreement dated May 2, 2001 between COMSYS Information Technology Services, Inc. and Margaret G. Reed (incorporated by reference to Exhibit 10.17 to the Form 10-K filed with the SEC on April 1, 2005).

10.17+	First Amendment to Employment Agreement dated March 2, 2004 between COMSYS Information Technology Services, Inc. and Margaret G. Reed (incorporated by reference to Exhibit 10.18 to the Form 10-K filed with the SEC on April 1, 2005).

10.18+	Employment Agreement dated July 16, 2004 between COMSYS Information Technology Services, Inc. and David L. Kerr (incorporated by reference to Exhibit 10.19 to the Form 10-K filed with the SEC on April 1, 2005).

10.19+	Employment Agreement dated April 14, 2003 between Personnel Group of America, Inc. and Michael H. Barker (incorporated by reference to Exhibit 99.12 to the Form 8-K filed with the SEC on April 25, 2003).

10.20+	Amendment to Employment Agreement dated October 1, 2004 between COMSYS IT Partners, Inc. and Michael H. Barker (incorporated by reference to Exhibit 10.21 to the Form 10-K filed with the SEC on April 1, 2005).

10.21+	Employment Agreement dated as of January 3, 2006 between COMSYS IT Partners, Inc. and Ken R. Bramlett, Jr. (incorporated by reference to Exhibit 10.18 to the Form 10-K filed with the SEC on March 16, 2006).

10.23+	Employment Agreement dated as of July 27, 2006 between COMSYS IT Partners, Inc. and Larry L. Enterline (incorporated by reference to Exhibit 10.1 to the Form 10-Q field with the SEC on August 7, 2006).

10.24+	Modification Agreement, dated as of September 23, 2006, between COMSYS IT Partners, Inc. and Larry L. Enterline (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on December 4, 2006).

10.25+	Form of Indemnification Agreement between COMSYS IT Partners, Inc. and each of the Company’s directors and executive officers (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 4, 2005).

14.1	Code of Business Conducts and Ethics for COMSYS IT Partners, Inc. (incorporated by reference to Exhibit 14.1 to the Form 8-K filed with the SEC on May 4, 2005).

21.1**	List of Subsidiaries of the Company.

23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1**	Power of Attorney (included on signature page).

31.1**	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2**	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32**	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	This exhibit is substantially identical to Common Stock Purchase Warrants issued by the Company on the same date to each of Bank of America, N.A. and Bank One, N.A., and to Common Stock Purchase Warrants, reflecting a transfer of a portion of such Common Stock Purchase Warrants, issued by the Company (i) as of the same date to each of Inland Partners, L.P., Links Partners L.P., MatlinPatterson Global Opportunities Partners L.P. and R2 Investments, LDC and (ii) on August 6, 2003 to Mellon HBV SPV LLC.