Form 10-Q
period 2007-04-01
COMSYS IT PARTNERS INC
filed 2007-05-09
CIK 948850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2007.
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
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
     The number of shares of the registrant’s common stock outstanding as of May 4, 2007, was 19,701,237.

PART I
ITEM 1. FINANCIAL STATEMENTS
COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	April 1,	April 2,
(In thousands, except per share amounts)	2007	2006

Revenues from services	$186,208	$178,592
Cost of services	141,207	136,520

Gross profit	45,001	42,072

Operating costs and expenses:
Selling, general and administrative	35,421	34,238
Depreciation and amortization	1,458	2,172

	36,879	36,410

Operating income	8,122	5,662
Interest expense, net	2,420	3,957
Other income, net	(228)	(124)

Income before income taxes	5,930	1,829
Income tax expense	448	150

Net income	$5,482	$1,679

Basic earnings per common share	$0.28	$0.09
Diluted earnings per common share	$0.28	$0.09

Weighted average basic and diluted shares outstanding:
Basic	18,845	18,550
Diluted	19,754	18,804
See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	April 1,	April 2,
(In thousands)	2007	2006

Net income	$5,482	$1,679
Foreign currency translation adjustments	26	6

Total comprehensive income	$5,508	$1,685

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Balance Sheets

	April 1,	December 31,
	2007	2006

(In thousands, except share and par value amounts)	(Unaudited)
Assets
Current assets:
Cash	$1,117	$1,605
Accounts receivable, net of allowance of $2,973 and $3,474, respectively	210,904	189,610
Prepaid expenses and other	3,982	3,741

Total current assets	216,003	194,956

Fixed assets, net	13,316	9,214
Goodwill	154,626	154,984
Other intangible assets, net	8,609	9,142
Deferred financing costs, net	2,699	2,926
Restricted cash	2,793	2,794
Other assets	949	1,018

Total assets	$398,995	$375,034

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$138,184	$131,535
Payroll and related taxes	27,737	32,204
Current maturities of long-term debt	5,000	5,000
Interest payable	463	654
Other current liabilities	13,318	13,506

Total current liabilities	184,702	182,899

Long-term debt	103,575	93,542
Other noncurrent liabilities	3,713	3,823

Total liabilities	291,990	280,264

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.01; 95,000,000 shares authorized and 19,652,489 shares outstanding; 95,000,000 shares authorized and 19,278,607 shares outstanding, respectively	196	191
Common stock warrants	1,734	1,734
Accumulated other comprehensive income (loss)	14	(12)
Additional paid-in capital	213,462	206,740
Accumulated deficit	(108,401)	(113,883)

Total stockholders’ equity	107,005	94,770

Total liabilities and stockholders’ equity	$398,995	$375,034

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	April 1,	April 2,
(In thousands)	2007	2006

Cash flows from operating activities
Net income	$5,482	$1,679
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,458	2,172
Provision for doubtful accounts	41	643
Amortization of deferred stock compensation	1,720	729
Loss on asset disposal	—	6
Amortization of deferred financing costs	244	277
Noncash income tax expense, net	448	—
Increase in fair value of derivative instruments	—	(396)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(21,294)	(17,954)
Prepaid expenses and other	(155)	516
Accounts payable	6,633	6,129
Payroll and related taxes	(4,866)	93
Other	387	(555)

Net cash used in operating activities	(9,902)	(6,661)

Cash flows from investing activities
Capital expenditures	(357)	(1,088)
Acquisitions, net of cash acquired	(832)	—
Other noncurrent assets	—	139

Net cash used in investing activities	(1,189)	(949)

Cash flows from financing activities
Borrowings under revolving credit facility, net	10,033	5,834
Exercise of stock options	603	—
Stock issuance costs	(41)	(3)

Net cash provided by financing activities	10,595	5,831

Effect of exchange rates on cash	8	9

Net decrease in cash	(488)	(1,770)
Cash, beginning of period	1,605	3,099

Cash, end of period	$1,117	$1,329

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. General
          The unaudited consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the U.S.; however, they do include all adjustments of a normal recurring nature that, in the opinion of management, are necessary to present fairly the results of operations of COMSYS IT Partners, Inc. and its subsidiaries (collectively, the “Company”) for the interim periods presented. The balance sheet information as of December 31, 2006, has been derived from our audited financial statements but does not include the financial statement footnote information required for audited financial statements. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.
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
          The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information. As the Company’s consolidated financial information is reviewed by senior management, and the business is managed under one operating and marketing strategy, the Company operates under one reportable segment. Long-lived assets outside the United States are not significant.
2. Mergers and Acquisitions
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
          In connection with the merger in 2004, the Company recorded reserves amounting to $17.2 million for severance payouts and the costs to exit duplicate office space of Venturi. There was $0.9 million and $1.1 million as of April 1, 2007, and December 31, 2006, respectively, remaining in these reserves, consisting primarily of lease payments. Of the remaining lease payment balance at April 1, 2007, COMSYS expects to pay approximately $0.7 million in fiscal 2007 and the balance over the following two years.
          On October 31, 2005, the Company purchased all of the outstanding stock of Pure Solutions, Inc. (“Pure Solutions”), an information technology services company with operations in northern California; this acquisition was not material to the Company’s business. The purchase price was comprised of a $7.5 million cash payment at closing plus up to $7.5 million of earnout payments over three years. In connection with the purchase, the Company recorded a customer base intangible asset in the amount of $6.6 million, which was valued using a discounted cash flow analysis. The fair value of Pure Solutions’ net identifiable assets exceeded the initial purchase price by $1.1 million, and this amount was recorded as a liability at the date of purchase. In June 2006, the Company made an earnout payment of $1.25 million, of which $1.1 million was charged to the liability with the remainder to goodwill. An additional payment of $1.25 million was accrued in December 2006 and paid in January 2007. This payment and future earnout payments will be recorded to goodwill. The operations of Pure Solutions are included in the consolidated statement of operations for periods subsequent to the purchase.
          Since 2003, the Company has had a 19.9% equity interest in Econometrix, Inc. (“Econometrix”), a vendor management systems software provider with operations in California. On March 16, 2007, the Company purchased the remaining 80.1% of the outstanding common stock of Econometrix. This acquisition was not material to the Company’s business. The purchase price included the issuance of 247,807 shares of COMSYS common stock to the Econometrix shareholders. The operations of Econometrix are included in the consolidated statement of operations subsequent to the purchase on March 16, 2007.
3. Stock Compensation Plans
          In 2003, Venturi terminated its 1995 Equity Participation Plan (“1995 Plan”) in connection with its financial restructuring. Only 1,990 stock options remained outstanding under the 1995 Plan as of April 1, 2007, and these options have a weighted average exercise price of $246.85 per share and a weighted average remaining contractual life of two years. Although the 1995 Plan has been terminated and no future option issuances will be made under it, these remaining outstanding stock options will continue to be exercisable in accordance with their terms. As a result of the merger, all outstanding options under the 1995 Plan were vested and are exercisable.
          In 1999, Old COMSYS adopted the COMSYS Holding, Inc. 1999 Stock Option Plan (“1999 Plan”) under which officers and other key employees were granted stock options at or above the fair market value of the stock on the date of the grant. Under terms of the 1999 Plan, stock options vested over a five-year period from the date of grant and would expire after ten years. In the merger, effective September 30, 2004, each outstanding option under the 1999 Plan became exercisable, when vested, for 0.0001 of a share of Venturi (now COMSYS) common stock. Stock options for 39 shares remained outstanding under the 1999 Plan as of April 1, 2007, and these options have a weighted average exercise price of $20,000.00 per share and a weighted average remaining contractual life of four years. No future grants will be made under this plan.
          In 2003, Venturi adopted the 2003 Equity Incentive Plan (“2003 Equity Plan”). Under the 2003 Equity Plan, the Company could grant non-qualified stock options, incentive stock options and other stock-based awards in the Company’s common stock to officers and other key employees. On the date of the merger, all outstanding options under the 2003 Equity Plan vested and became exercisable. Options granted under the 2003 Equity Plan have a term of 10 years. The activity in the 2003 Equity Plan from January 1, 2006, through April 1, 2007, was as follows:

		Weighted-Average
	Number of Shares	Exercise Price

Outstanding at January 1, 2006	643,400	$8.96
Granted	—
Exercised	(100,202)	8.11
Forfeited	(3,000)	8.88

Outstanding at December 31, 2006	540,198	9.10

Granted	—
Exercised	(21,545)	11.70
Forfeited	—

Outstanding at April 1, 2007	518,653	$8.99

Exercisable at April 1, 2007	485,320	$9.02

Available for issuance at April 1, 2007	53,035

          In connection with the merger, the Company’s board of directors adopted and the stockholders approved the 2004 Stock Incentive Plan (“2004 Equity Plan”). Under the 2004 Equity Plan, the Company could grant non-qualified stock options, incentive stock options and other stock-based awards in the Company’s common stock to officers, employees, directors and consultants. Options granted under this plan generally have vested over a three-year period from the date of grant and expire after 10 years. The option activity in the 2004 Equity Plan from January 1, 2006, through April 1, 2007, was as follows:

		Weighted-Average
	Number of Shares	Exercise Price

Outstanding at January 1, 2006	334,507	$8.54
Granted	256,000	11.07
Exercised	(107,416)	8.53
Forfeited	(47,507)	9.29

Outstanding at December 31, 2006	435,584	9.95

Granted	—
Exercised	(33,665)	9.69
Forfeited	(8,499)	9.14

Outstanding at April 1, 2007	393,420	$9.99

Exercisable at April 1, 2007	146,598	$9.68

Available for issuance as stock options or restricted stock at April 1, 2007	310,860

          The fair value of options granted in 2006 was estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table. There were no options granted in the first quarter of 2007.

2006
Expected life (in years)	6.0
Risk-free interest rate	4.375%
Expected volatility	45.0%
Dividend yield	0.0%
Weighted average fair value of options granted	$5.47
          Option valuation models, including the Black-Scholes model used by the Company, require the input of assumptions, including expected life and expected stock price volatility. Due to the limited number of option exercises following the merger, the expected term was estimated as the approximate midpoint between the vesting term and the contractual term; this represents the period of time that options granted are expected to be outstanding. The risk-free interest rate was based on U.S. Treasury rates in effect at the date of grant with maturity dates approximately equal to the expected life of the option at the grant date. Due to the limited trading history of the Company’s common stock following the merger, the expected volatility assumption was based on an analysis of the actual realized historical volatility of the common stock of the Company as well as that of its peers. The Company does not anticipate paying a dividend, and, therefore, no expected dividend yield was used.
          Cash received from option exercises was $0.6 million during the first quarter of 2007, and was included in financing activities in the accompanying consolidated statements of cash flows. There were no options exercised in the first quarter of 2006. The total intrinsic value of options exercised during the quarter ended April 1, 2007, was $0.5 million. The Company has historically used newly issued shares to satisfy share option exercises and expects to continue to do so in future periods.
          Restricted stock awards are grants that entitle the holder to shares of common stock as the awards vest. The Company measures the fair value of restricted shares based upon the closing market price of the Company’s common stock on the date of grant. Restricted stock awards that vest in accordance with service conditions are amortized over their applicable vesting period using the straight-line method.

          The following restricted stock activity has occurred in 2006 and the first quarter of 2007.

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested balance at January 1, 2006	312,410	$11.20
Granted	578,659	10.44
Vested	(279,468)	4.13
Forfeited	(258,051)	4.64

Nonvested balance at December 31, 2006	353,550	15.56

Granted	110,000	20.21
Vested	(71,167)	16.92
Forfeited	(12,247)	17.19

Nonvested balance at April 1, 2007	380,136	$16.60

          The shares issued to employees in 2006 and the first quarter of 2007 under the 2004 Equity Plan are subject to a three-year vesting requirement, except as noted below, and the compensation expense associated with these shares is amortized using the straight-line method. Forfeitures and grants in the table above include shares held by the Company’s former Chief Executive Officer, the terms of which were modified in connection with his resignation from the Company (Note 8).
          Effective July 27, 2006, the Company entered into an employment agreement with its Chief Executive Officer, Larry L. Enterline. Mr. Enterline received a restricted stock award of 150,000 restricted shares of common stock under the 2004 Equity Plan in connection with the execution of his employment agreement. One-third (or 50,000 shares) was scheduled to vest on the grant date and two-thirds (or the remaining 100,000 shares) were scheduled to vest in substantially equal installments on each of January 1, 2007, January 1, 2008 and January 1, 2009. In accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), in July 2006, the Company recorded stock compensation expense of $0.7 million related to the vested shares. On September 29, 2006, the Company entered into a modification agreement with Mr. Enterline that amended the vesting schedule for Mr. Enterline’s restricted stock award. As a result of this amendment, the 50,000 shares that were originally scheduled to vest on the grant date were rescheduled to vest on the earlier of (i) January 1, 2009 or (ii) the termination of Mr. Enterline’s employment for any reason that would entitle him to severance benefits under Section 6 of his employment agreement (as amended from time to time). The Company recorded stock-based compensation expense of approximately $0.8 million in the fiscal 2006 third quarter related to Mr. Enterline’s restricted shares, including the $0.7 million initially recorded at the grant date.
          Effective January 1, 2004, Old COMSYS adopted the 2004 Management Incentive Plan (the “Plan”). The Plan was structured as a stock issuance program under which certain executive officers and key employees might receive shares of Old COMSYS nonvoting Class D Preferred Stock in exchange for payment at the then current fair market value of these shares. Effective July 1, 2004, 1,000 shares of Class D Preferred Stock were issued by Old COMSYS under the Plan. Effective with the merger, these shares were exchanged for a total of 1,405,844 restricted shares of COMSYS common stock. One-third of these shares, or 468,615 shares, vested at the merger date. Another 468,615 shares were scheduled to vest in equal installments of 156,205 shares on January 1st of each of the years 2005, 2006 and 2007 (“time vesting shares”), and the remaining 468,614 shares were scheduled to vest in equal annual installments if specified earnings targets were met for fiscal years 2004, 2005 and 2006 (“performance vesting shares”), in each case subject to earlier vesting as discussed below. The earnings targets were not met for 2004 or 2005 and were not expected to be met for 2006 and, accordingly, no compensation expense was recognized in 2006 on the performance vesting shares. A total of 624,820 and 156,205 time-vesting shares vested in fiscal 2004 and fiscal 2005, respectively, resulting in stock-based compensation expense of $7.0 million and $1.8 million in each respective period. Of the remaining 156,205 time vesting shares that were originally scheduled to vest on January 1, 2007, 59,359 shares have vested and the related expense recognized in 2006 was $0.9 million.
          Effective September 30, 2006, the Compensation Committee of the Company’s board of directors (the “Committee”) made certain modifications to the Plan. The Committee concluded that the performance vesting targets appeared to be unattainable. As a result, the Committee approved modifications to the vesting targets for the performance vesting shares under which 103,700 shares (or two-thirds of the performance vesting shares held by the remaining participants) were rescheduled to vest annually with the passage of time over the three-year period ending January 1, 2010 and 39,603 shares (or one-third of the performance vesting shares held by the remaining participants) were rescheduled to vest over the same three-year period based on the attainment of new performance vesting targets. The purpose of these modifications was to retain the services of the remaining participants in this plan and provide an incentive for the participants to contribute to the Company’s long-term success after January 1, 2007, when all of the original unvested restricted shares would have expired. In addition, under the modification agreements, the participants forfeited a portion of their remaining performance vesting shares and waived their reallocation rights with respect to restricted shares that had been or may in the future be forfeited by other participants in the Plan who no longer remain in service with the Company. The Company reversed $0.5 million of stock compensation expense in the third quarter of 2006 of the $1.1 million that was recorded in the first six months of 2006 related to those participants who are no longer with COMSYS, due to the waiver by the remaining participants of the reallocation provision. In accordance with the terms of the Plan, these shares will be distributed to certain stockholders of COMSYS Holding. The fair value of the modified shares was estimated assuming that performance goals will be reached. If such goals are not met, no compensation will be recognized and any recognized compensation cost will be reversed on the performance based shares.
          As of April 1, 2007, there was $4.8 million of total unrecognized compensation costs related to nonvested option and restricted stock awards granted under the plans, which are expected to be recognized over a weighted-average period of two years. The total fair value of shares and options that vested during quarter ended April 1, 2007, was $1.6 million.
4. Income Taxes
          The income tax expense of $0.4 million for the first quarter of 2007 is the result of the release of part of the valuation allowance on Venturi’s acquired net deferred assets from the merger with COMSYS in the amount of $0.3 million and a provision for alternative minimum tax on U.S. taxable income and foreign income taxes on the Company’s profitable foreign operations in the amount of $0.1 million. As of April 1, 2007, the Company had $66.3 million in net deferred tax assets and had recorded a valuation allowance against those assets as the Company has concluded that it is more likely than not that these deferred tax assets will not be realized based upon the Company’s cumulative losses over the last three years. The decrease in the valuation allowance from December 31, 2006, resulted primarily from pre-tax book income earned during the quarter. Approximately $21.2 million of the valuation allowance is attributable to the deferred tax assets of the merger, for which any recognized tax benefits will be allocated to reduce goodwill or other noncurrent intangible assets.
          The Company has not paid United States federal income tax on the undistributed foreign earnings of its foreign subsidiaries as it is the Company’s intent to indefinitely reinvest such earnings in its foreign subsidiaries. Pretax income attributable to the Company’s profitable foreign operations amounted to $0.3 million in the quarter ended April 1, 2007.
          During 2006, the IRS commenced a limited-scope examination of Venturi’s final tax return primarily reviewing items related to Venturi’s 2003 restructuring and the merger transaction with COMSYS Holding. The IRS completed this examination in May 2007. No audit adjustments were proposed.
          We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we have concluded there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of April 1, 2007, which are the years ended December 31, 2002, through 2006.
          We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.
5. Earnings Per Share
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
          Additionally, dilutive securities include 380,136 unvested restricted stock shares. The unvested restricted stock holders are entitled to participate in dividends declared on common stock as if the shares were fully vested. As a result, for purposes of calculating basic earnings per common share, income attributable to unvested restricted stock holders has been excluded from net income.
     The computation of basic and diluted earnings per share is as follows:

	Three Months Ended
	April 1,	April 2,
	2007	2006

Net income attributable to common stockholders — basic	$5,307	$1,642
Net income attributable to unvested restricted stock holders	104	—
Net income attributable to warrant holders	71	37

Total net income	$5,482	$1,679

Weighted average common shares outstanding — basic	18,845	18,550
Add: dilutive restricted stock, stock options and warrants	909	254

Diluted weighted average common shares outstanding	19,754	18,804

Basic earnings per common share	$0.28	$0.09
Diluted earnings per common share	$0.28	$0.09
          For the quarters ended April 1, 2007, and April 2, 2006, 2,029 and 838,572 shares, respectively, attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.
6. Long-Term Debt
          Long-term debt consisted of the following:

	April 1,	December 31,
	2007	2006

Debt outstanding under credit facilities:
Senior credit facility—revolver	$99,825	$88,542
Senior credit facility—senior term loan	8,750	10,000

	108,575	98,542
Less current maturities	5,000	5,000

Long-term obligations, excluding current maturities	$103,575	$93,542

          On December 14, 2005, the Company and its U.S. subsidiaries entered into a senior credit agreement with Merrill Lynch Capital and a syndicate of lenders. The senior credit agreement provided for a two-year term loan of $10.0 million, which was funded on December 14, 2005, and which was originally scheduled to be repaid in eight equal quarterly principal installments commencing on March 31, 2006, and a revolving credit facility of up to $120.0 million, maturing on March 31, 2010. At the same time, the Company and its U.S. subsidiaries borrowed $100.0 million under a second lien term loan credit agreement with Merrill Lynch Capital and a syndicate of lenders, which was originally scheduled to mature on October 31, 2010. The Company’s total funded debt under these credit agreements on December 14, 2005 was approximately $150.9 million, consisting of: (i) $10.0 million under the senior term loan; (ii) approximately $40.9 million under the revolver; and (iii) $100.0 million under the second lien term loan. The proceeds from these borrowings were used to repay all outstanding borrowings under the prior credit facilities with Merrill Lynch Capital. The Company recorded a $2.2 million loss on early extinguishment of debt in the fourth quarter of 2005 related to this transaction that resulted from the write-off of unamortized deferred financing costs.

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
          On September 15, 2006, the senior credit agreement and second lien term loan credit agreement were amended. Among other things, the amendments provided for (i) an increase in the Company’s borrowing capacity under its revolving credit facility to $145.0 million from $120.0 million and (ii) an increase in the senior term loan to $10.0 million from $2.1 million, which was the principal balance prior to the amendments. The Company used borrowings under the amended senior credit agreement to prepay $70.0 million of the outstanding principal amount of the $100.0 million second lien term loan. The amendments also included a provision allowing the Company to prepay the $30.0 million balance of the second lien term loan with the proceeds from an offering of common stock completed on or before December 31, 2007. The Company incurred charges of approximately $2.6 million in the third quarter of 2006 related to the early repayment on the second lien term loan, the write-off of certain deferred financing costs and certain expenses incurred in connection with this refinancing, of which $2.5 million was recorded as a loss on early extinguishment of debt and $0.1 million was included in interest expense. In addition, the Company capitalized certain costs of this refinancing of approximately $0.5 million in the third quarter of 2006.
          On December 15, 2006, the senior credit agreement was further amended. Among other things, the amendments provided for an increase in the Company’s borrowing capacity under its revolving credit facility to $160.0 million from $145.0 million and the early payoff of the remaining $30 million balance of the second lien term loan. The Company incurred charges of approximately $0.9 million in the fourth quarter of 2006 related to the early repayment of the second lien term loan, the write-off of certain deferred financing costs and certain expenses incurred in connection with this refinancing, of which $0.7 million was recorded as a loss on early extinguishment of debt and $0.2 million was included in interest expense. In addition, the Company capitalized certain costs of this refinancing of approximately $0.1 million in the fourth quarter of 2006.
          In connection with its purchase of the remaining outstanding common stock of Econometrix in March 2007, the Company further amended the senior credit facility to add Econometrix as an additional credit party under the agreement.
          The term loan and loans under the revolver bear interest at the prime rate plus a margin that can range from 0.75% to 1.00%, or, at the Company’s option, LIBOR plus a margin that can range from 1.75% to 2.00%, each depending on the Company’s total debt to adjusted EBITDA ratio. The Company pays a quarterly commitment fee of 0.5% per annum of the unused portion of the revolver. The Company and certain of its subsidiaries guarantee the loans and other obligations under the senior credit agreement. The obligations under the senior credit agreement are secured by a perfected first priority security interest in substantially all of the assets of the Company and its U.S. subsidiaries, as well as the shares of capital stock of its direct and indirect U.S. subsidiaries and certain of the capital stock of its foreign subsidiaries. Pursuant to the terms of the revolver, the Company maintains a zero balance in its primary domestic cash accounts. Any excess cash in those domestic accounts is swept on a daily basis and applied to repay borrowings under the revolver, and any cash needs are satisfied through borrowings under the revolver.
          Borrowings under the revolver are limited to 85% of eligible accounts receivable, as defined, reduced by the amount of outstanding letters of credit and designated reserves. At April 1, 2007, these designated reserves were a minimum availability reserve of $5.0 million, a $2.9 million reserve for outstanding letters of credit and a reserve for the Pure Solutions acquisition of $2.5 million. At April 1, 2007, the Company had outstanding borrowings of $99.8 million under the revolver at interest rates ranging from 7.32% to 9.25% per annum (weighted average rate of 7.51%) and excess borrowing availability under the revolver of $49.7 million for general corporate purposes. Fees paid on outstanding letters of credit are equal to the LIBOR margin then applicable to the revolver, which at April 1, 2007, was 2.5%. The principal balance of the senior term loan on that date was $8.8 million with an interest rate of 7.35%. The senior term loan is scheduled to be repaid in eight equal quarterly principal installments. The first of these payments was made on March 31, 2007.
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

          The senior credit agreement contains customary covenants, including the maintenance of a fixed charge coverage ratio and a total debt to adjusted EBITDA ratio, as defined. The senior credit agreement also places restrictions on the Company’s ability to enter into certain transactions without the approval of the lenders, such as the payment of dividends, disposition and acquisition of assets and the assumption of contingent obligations. As of April 1, 2007, the Company was in compliance with all covenant requirements.
7. Commitments and Contingencies
          The Company has indemnified members of its board of directors and its corporate officers against any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that the individual is or was a director or officer of the Company. The individuals are indemnified, to the fullest extent permitted by law, against related expenses, judgments, fines and any amounts paid in settlement. The Company also maintains directors and officers insurance coverage in order to mitigate exposure to these indemnification obligations. The maximum amount of future payments is generally unlimited. There was no amount recorded for these indemnifications at April 1, 2007, and December 31, 2006. Due to the nature of these indemnifications, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist related to these indemnifications.
          The Company leases various office space and equipment under noncancelable operating leases expiring through 2015. Certain leases include free rent periods, rent escalation clauses and renewal options. Rent expense is recorded on a straight-line basis over the term of the lease. Rent expense was $1.7 million for each of the quarters ended April 1, 2007, and April 2, 2006.
          In connection with the merger and the sale of Venturi’s commercial staffing business, the Company placed $2.5 million of cash and 187,556 shares of its common stock in separate escrows pending the final determination of certain state tax and unclaimed property assessments. The shares were released from escrow on September 30, 2006, in accordance with the merger agreement, while the cash remains in escrow. The Company has recorded liabilities for amounts management believes are adequate to resolve all of the matters these escrows were intended to cover; however, management cannot ascertain at this time what the final outcome of these assessments will be in the aggregate and it is reasonably possible that management’s estimates could change. The escrowed cash is included in restricted cash on the consolidated balance sheet.
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
8. Executive Officer Resignations
          Margaret G. Reed, a former officer of the Company, resigned in January 2006. Pursuant to a resignation agreement, Ms. Reed received severance payments totaling $0.3 million and certain other specified benefits. Also, the Company’s Compensation Committee approved the payment of additional severance in the amount of $0.1 million to Ms. Reed. Ms. Reed’s unvested restricted shares were repurchased by COMSYS at a price equal to the amount of Ms. Reed’s original investment and will be distributed to certain stockholders of COMSYS Holding as contemplated by the Plan and the modification agreements discussed in Note 3.
          Michael T. Willis resigned as the Company’s Chairman and Chief Executive Officer in February 2006. COMSYS entered into a resignation agreement with Mr. Willis pursuant to which the Company agreed to pay Mr. Willis cash severance payments over a 24-month period in the aggregate amount of $1.2 million, consulting fees of $0.1 million, an expense allowance of $8,250 per month for 12 months and up to $1,000 per month to reimburse him for the cost of health benefits until he reaches the age of 65 or such time as another employer provides benefits. The agreement also provides that in addition to the 282,703 vested shares of common stock that Mr. Willis held at the time under the Company’s 2004 Management Incentive Plan, 204,109 unvested shares of restricted common stock held by Mr. Willis would vest if the average closing price of COMSYS common stock over any consecutive 30-day period ending on or before December 31, 2006, equaled or exceeded $18.67 per share. These shares vested in October 2006.
          The Company recorded a $1.9 million charge in its 2006 consolidated statement of operations related to the severance benefits described above and a $0.2 million charge related to the modification of Mr. Willis’ stock awards, as described in Note 3.

9. Related Party Transactions
Related Party Accounts Receivable
          Elias Sabo, a member of the Company’s board of directors, also serves on the board of directors of The Compass Group, the parent company of CBS Personnel Holdings, Inc. (“CBS”) and Venturi Staffing Partners (“VSP”), a former Venturi subsidiary. As a result of the merger, the Company has an outstanding accounts receivable balance of approximately $0.5 million due from CBS. Additionally, VSP provides commercial staffing services to the Company and its clients in the normal course of its business. During the first quarter of 2007, the Company and its clients purchased approximately $2.0 million of staffing services from VSP, of which approximately $1.9 million was for services provided to the Company’s vendor management clients. At April 1, 2007, the Company had approximately $1.1 million in accounts payable to VSP.
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
10. Recent Accounting Pronouncements
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the Company will adopt the new requirements in its fiscal first quarter of 2008. The Company has not yet determined the impact, if any, of adopting SFAS 157 on its consolidated financial statements.
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
11. Subsequent Event
          On April 13, 2007, the Company’s board of directors adopted, subject to stockholder approval at the 2007 annual meeting, the Company’s Amended and Restated 2004 Stock Incentive Plan (the “Amended 2004 Stock Incentive Plan”). The purpose of adopting the Amended 2004 Stock Incentive Plan was, among other things, (i) to increase the maximum aggregate amount of common stock that may be issued under the plan from 1,159,669 shares to 1,750,000 shares; (ii) to provide that each share of common stock underlying an award will reduce the total number of shares available for grant by one share for each award granted; (iii) to provide that all awards that are considered “nonqualified deferred compensation” within the meaning of Section 409A of the Internal Revenue Code (the “Code”) are intended to comply with Section 409A of the Code and any regulations or regulatory interpretations promulgated under Section 409A, (iv) to provide for automatic modification of the terms of any outstanding awards that are determined to be 409A awards to comply with the requirements of Section 409A of the Code and any applicable regulations or regulatory interpretations; (v) to remove tax withholding requirements for certain dispositions of incentive stock options to reflect current provisions of the Code; and (vi) to extend the term of the plan so that no award may be granted under the plan after the day before the tenth anniversary of the effective date of the amended and restated plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere in this report, as well as other reports we file with the Securities and Exchange Commission. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this report and in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
          The success of our business depends primarily on the volume of assignments we secure, the bill rates for those assignments, the costs of the consultants that provide the services and the quality and efficiency of our recruiting, sales and marketing and administrative functions. Our brand name, our proven track record, our recruiting and candidate screening processes, our strong account management team and our efficient and consistent administrative processes are factors that we believe are key to the success of our business. Factors outside of our control, such as the demand for IT services, general economic conditions, the prospect of government regulation and the supply of qualified IT professionals, will also affect our success.
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
          Our fiscal first quarter-end for 2007 and 2006 was April 1, 2007, and April 2, 2006, respectively.
Overview of First Quarter 2007 Results
          Revenue and net income were $186.2 million and $5.5 million, respectively, for the first quarter of 2007, in line with our expectations. Bill rates and gross margins continued to show the strength experienced throughout 2006. Gross margin spreads have continued to improve and we expect them to favorably impact our IT staffing profitability in the second half of the year as we pass the annual payroll tax withholding limits in the second quarter. Our permanent placement revenue was stable during the quarter. We continue to secure new Fortune 500 clients and emphasize sales and marketing to middle market accounts.
          Of particular note in the first quarter, we acquired the remaining 80.1% of Econometrix that we did not already own. This acquisition was not material to our business. While we will continue to partner with a number of vendor management services tool providers as we market and sell VMS services to our customers, the Econometrix acquisition supports our strategic interest in rapidly expanding our VMS business. The Econometrix acquisition will also accelerate our efforts to offer new services to our customers, particularly in the services procurement outsourcing area.
          Outside of operations, the December 2006 credit agreement amendments produced the interest savings in the first quarter of 2007 that we expected, which enhanced our earnings. In addition, in January 2007, we completed a secondary public offering of 2,500,000 shares of our common stock by certain of our stockholders. Although we did not receive any proceeds from this offering, we believe it will have a positive impact on the liquidity of our stock.
          We entered the first quarter of 2007 with approximately 5,000 billable consultants on assignment and, after the seasonal reduction in consultant headcount we experience each year in January, we strengthened in February and March and completed the first quarter near our year-end level. Although our new placement activity is fairly consistent with our performance at this time last year, the decrease in our billable headcount at the end of the first quarter was larger than we had expected. Most of this decrease can be attributed to two large customers whose needs changed more quickly than we had planned. We believe that headcount will increase modestly throughout the second quarter of 2007, but not at the same rate of increase we saw in the second quarter of last year.
2007 Outlook
          While demand for our services remains solid, we are monitoring broader economic data and are aware that recently published reports indicate that GDP growth has slowed. We are also aware that some market participants have suggested that they see signs of moderating growth in overall corporate IT spending. As always, we will monitor market conditions closely and we intend to respond quickly and appropriately to changes in our markets.
          Our priorities for the balance of 2007 will be straightforward. We will continue to keep internal growth at the top of our list, and we will focus on sales, marketing and recruiting to our core customer base and on adding new customers throughout the year. We are also evaluating several new markets for one or more additional new offices in 2007. Continuing improvements in efficiency will also be a priority, and we expect to devote considerable attention to process improvements, especially in sales and recruiting and in our front and back offices, and on achieving improvements in working capital management. And lastly, we will continue to look for acquisitions that meet our criteria, which may include entering into other high-value staffing segments.
          We have benefited from low book tax rates and minimal cash income tax related payments for some time now, and we do not expect them to last indefinitely if we continue to be profitable.

Results of Operations
          The following table sets forth the percentage relationship to revenues of certain items included in our unaudited consolidated statements of operations, in thousands, except percentages and headcount amounts:

	Three Months Ended		Percent of Revenues		Percent Change
	April 1,	April 2,	April 1,	April 2,	2007 vs.
	2007	2006	2007	2006	2006

Revenues from services	186,208	178,592	100.0%	100.0%	4.3%
Cost of services	141,207	136,520	75.8%	76.4%	3.4%

Gross profit	45,001	42,072	24.2%	23.6%	7.0%

Operating costs and expenses:
Selling, general and administrative	35,421	34,238	19.0%	19.2%	3.5%
Depreciation and amortization	1,458	2,172	0.8%	1.2%	(32.9%)

	36,879	36,410	19.8%	20.4%	1.3%

Operating income	8,122	5,662	4.4%	3.2%	43.4%
Interest expense, net	2,420	3,957	1.3%	2.2%	(38.8%)
Other income, net	(228)	(124)	(0.1%)	0.0%	83.9%

Income before income taxes	5,930	1,829	3.2%	1.0%	224.2%
Income tax expense	448	150	0.3%	0.1%	198.7%

Net income	5,482	1,679	2.9%	0.9%	226.5%

Billable headcount at end of period	4,983	5,014
Quarter Ended April 1, 2007, Versus Quarter Ended April 2, 2006
          We recorded operating income of $8.1 million and net income of $5.5 million in the first quarter of 2007 compared to operating income of $5.7 million and net income of $1.7 million in the first quarter of 2006. The increase in operating income was due primarily to increases in revenues and gross margin and a decrease in depreciation and amortization, partially offset by increases in selling, general and administrative expenses as discussed above in the overview.
          Revenues. Revenues for the first quarter of 2007 and the first quarter of 2006 were $186.2 million and $178.6 million, respectively, representing an increase of 4.3%. The increase was due to increased billing rates, utilization and vendor management and permanent placement fees, partially offset by slightly lower average billable consultant headcount. Vendor management related fee revenue increased 17.7% to $6.4 million in the first quarter of 2007 from $5.4 million in the first quarter of 2006 due to the expansion and implementation of vendor management programs in response to increasing demand for such services among Fortune 500 companies. Average bill rates were higher in the first quarter of 2007 than in the first quarter of 2006 reflecting the continued improvement in demand for IT-related services. While bill rate pressures continue to exist, particularly among Fortune 500 clients, we have not seen significant pricing pressure with our middle-market clients. Our revenue growth was driven primarily by our clients in the financial services and healthcare sectors. Revenues from the financial services sector increased by 6% and revenues from the healthcare sector increased by 19% in the first quarter of 2007 from the first quarter of 2006. These increases were partially offset by a 17% decrease in revenues from the telecommunications sector over the same period.
          Cost of Services. Cost of services for the first quarter of 2007 and the first quarter of 2006 were $141.2 million and $136.5 million, respectively, representing an increase of 3.4%. The increase was due to increases in labor costs and related expenses, which increased as a result of growth in our business. Cost of services as a percentage of revenue decreased slightly to 75.8% in the first quarter of 2007 from 76.4% in the first quarter of 2006. The decrease in cost of services as a percentage of revenue was primarily due to the increase in revenues in our vendor management service line and bill rates increasing at a faster rate than the labor pay rates for the consultants we hire and place with our clients.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses in the first quarter of 2007 and the first quarter of 2006 were $35.4 million and $34.2 million, respectively, representing an increase of 3.5%. Included in these amounts are $1.7 million and $0.7 million of stock-based compensation, respectively. Additionally, the first quarter of 2006 included $1.9 million in severance-related expenses to two former officers. The increase in total selling, general and administrative expenses was due primarily to an increase in employee compensation between periods, which includes stock-based compensation related awards to certain executive officers, as well as increases in sales-related positions and higher accruals for management incentives. As a percentage of revenue, selling, general and administrative expenses decreased slightly to 19.0% in the first quarter of 2007 from 19.2% in the first quarter of 2006.
          Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation of our fixed assets and amortization of our customer base intangible assets. For the first quarter of 2007 and the first quarter of 2006, depreciation and amortization expense was $1.5 million and $2.2 million, respectively, representing a decrease of 32.9% between periods. The reduction in depreciation and amortization expense was the result of a large asset becoming fully depreciated at the end of 2006 along with lower levels of capital expenditures.
          Interest Expense, Net. Interest expense, net was $2.4 million and $4.0 million in the first quarter of 2007 and the first quarter of 2006, respectively, a decrease of 38.8%. The decrease was due to our overall debt reduction during 2006 and the interest rate reductions resulting from our 2006 refinancings.
          Provision for Income Taxes. Income tax expense in the first quarter of 2007 and the first quarter of 2006 remained consistent at approximately 8% of income before taxes. As of April 1, 2007, we had combined state and federal net operating loss carryforwards of approximately $228.8 million and had recorded a reserve against the assets for net operating loss carryforwards due to the uncertainty related to the realization of these amounts. As a result of our Section 382 analysis related to the merger of Old COMSYS and Venturi, which may have been an ownership change as defined by the Internal Revenue Code, our Federal and State net operating losses were reduced by approximately $0.7 million and $44.4 million, respectively.
Liquidity and Capital Resources
Overview
          We have historically financed our operations through cash from operations, the issuance of common stock and borrowings under our credit facilities. Due to the requirements of our revolving credit facility, as discussed in more detail below under Cash Flows, we do not maintain a significant cash balance. Excess borrowing availability under our revolving credit facility at April 1, 2007, was $49.7 million. We believe our cash flow provided by operating activities coupled with existing cash balances and availability under our revolving credit facility will be sufficient to fund our working capital, debt service and purchases of fixed assets through fiscal 2007. In the event that we make acquisitions, we may need to seek additional capital from our lenders or the capital markets; there can be no assurance that additional capital will be available when we need it, or, if available, that it will be available on favorable terms.
          The performance of our business is dependent on many factors and subject to risks and uncertainties. See “Risk Factors that May Affect Future Operating Performance” under “Risk Factors” included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.
Credit Agreements and Related Covenants
          On December 14, 2005, we entered into a senior credit agreement with Merrill Lynch Capital and a syndicate of lenders to replace the senior credit facility and the second lien term loan. The senior credit agreement provided for a two-year term loan of $10.0 million, which was funded on December 14, 2005, and which was scheduled to be repaid in eight equal quarterly principal installments commencing on March 31, 2006, and a revolving credit facility of up to $120.0 million, maturing on March 31, 2010. At the same time, we borrowed $100.0 million under a second lien term loan credit agreement with Merrill Lynch Capital and a syndicate of lenders, which was scheduled to mature on October 31, 2010. Our total funded debt under these credit agreements on December 14, 2005 was approximately $150.9 million, consisting of: (i) $10.0 million under the senior term loan; (ii) approximately $40.9 million under the revolving credit facility; and (iii) $100.0 million under the second lien term loan. The proceeds from these borrowings were used to repay all outstanding borrowings under the prior credit facilities with Merrill Lynch Capital and the syndicate of lenders. We recorded a $2.2 million loss on early extinguishment of debt in the fourth quarter of 2005 related to this transaction that resulted from the write-off of certain unamortized deferred financing costs.
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
          On September 15, 2006, the senior credit agreement and second lien term loan credit agreement were amended. Among other things, the amendments provided for (i) an increase in our borrowing capacity under our revolving credit facility to $145.0 million from $120.0 million and (ii) an increase in the senior term loan to $10.0 million from $2.1 million, which was the principal balance prior to the amendments. We used borrowings under the amended senior credit agreement to prepay $70.0 million of the outstanding principal amount of the $100.0 million second lien term loan. The amendments also included a provision allowing us to prepay the $30.0 million balance of the second lien term loan with the proceeds from an offering of common stock completed on or before December 31, 2007. We incurred charges of approximately $2.6 million in the third quarter of 2006 related to the early repayment on the second lien term loan, the write-off of certain deferred financing costs and certain expenses incurred in connection with this refinancing, of which $2.5 million was recorded as a loss on early extinguishment of debt and $0.1 million was included in interest expense. In addition, we capitalized certain costs of this refinancing of approximately $0.5 million in the third quarter of 2006.
          On December 15, 2006, the senior credit agreement was further amended. Among other things, the amendments provided for (i) an increase in our borrowing capacity under our revolving credit facility to $160.0 million from $145.0 million and (ii) the early payoff of the remaining $30 million balance of the second lien term loan. We incurred charges of approximately $0.9 million in the fourth quarter of 2006 related to the early repayment of the second lien term loan, the write-off of certain deferred financing costs and certain expenses incurred in connection with this refinancing, of which $0.7 million was recorded as a loss on early extinguishment of debt and $0.2 million was included in interest expense. In addition, we capitalized approximately $0.1 million of costs associated with this refinancing in the fourth quarter of 2006.
          In connection with our Econometrix acquisition in March 2007, we further amended the senior credit facility to add Econometrix as an additional credit party under the agreement.
          The term loan and revolving credit loans bear interest at the prime rate plus a margin that can range from 0.75% to 1.00%, or, at our option, LIBOR plus a margin that can range from 1.75% to 2.00%, each depending on our total debt to adjusted EBITDA ratio. We pay a quarterly commitment fee of 0.5% per annum of the unused portion of the revolving credit facility and fees for each letter of credit issued under the facility. We and certain of our subsidiaries guarantee the loans and other obligations under the senior credit agreement. The obligations under the senior credit agreement and the related guaranties are secured by a perfected first priority security interest in substantially all of the assets of us and our U.S. subsidiaries, as well as the shares of capital stock of our direct and indirect U.S. subsidiaries and certain of the capital stock of our foreign subsidiaries. Prior to our December 15, 2006, refinancing, our interest rates for the revolving credit facility were the prime rate plus a margin that could range from 1.25% to 1.50%, or, at our option, LIBOR plus a margin that could range from 2.25% to 2.50%, each depending on our total debt to adjusted EBITDA ratio. The senior term loan interest rates were the prime rate plus a margin that could range from 1.75% to 2.00%, or, at our option, LIBOR plus a margin that could range from 2.75% to 3.00%, each depending upon our total debt to adjusted EBITDA ratio.
          Borrowings under the revolving credit facility are limited to 85% of eligible accounts receivable, as defined, reduced by the amount of outstanding letters of credit and designated reserves. At April 1, 2007, these designated reserves were comprised of a minimum availability reserve of $5.0 million, a $2.9 million reserve for outstanding letters of credit and a reserve for the Pure Solutions acquisition of $2.5 million. At April 1, 2007, we had outstanding borrowings under the revolving credit facility of $99.8 million at interest rates ranging from 7.32% to 9.25% per annum (weighted average rate of 7.51%) and excess borrowing availability of $49.7 million for general corporate purposes. Fees paid on outstanding letters of credit are equal to the LIBOR margin then applicable to the revolver, which at April 1, 2007, was 2.5%. The principal balance of the senior term loan on that date was $8.8 million with an interest rate of 7.35%. The senior term loan is scheduled to be repaid in eight equal quarterly principal installments. The first of these payments was made on March 31, 2007.
Debt Compliance
          Our ability to continue operating is largely dependent upon our ability to maintain compliance with the financial covenants of our credit facilities. The senior credit agreement contains customary covenants, including the maintenance of a fixed charge coverage ratio and a total debt to adjusted EBITDA ratio, as defined. The senior credit agreement also places restrictions on our ability to enter into certain transactions without the approval of the lenders, such as the payment of dividends, disposition and acquisition of assets and the assumption of contingent obligations. The senior credit agreement provides for mandatory prepayments under certain circumstances. We have not paid cash dividends in the past and currently have no intention of paying them in the future. As of April

1, 2007, we were in compliance with all covenant requirements and we believe we will be able to comply with these covenants throughout 2007.
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
Interest Rate Swap and Cap
          We have historically been subject to market risk on all or a part of our borrowings under bank credit lines, which have variable interest rates. Effective February 22, 2005, we entered into an interest rate swap and an interest rate cap, which we terminated October 6, 2006. The swap agreement and cap agreement were contracts to effectively exchange variable interest rate payments for fixed rate payments over the life of the instruments. The notional amount was used to measure interest to be paid or received and did not represent the exposure to credit loss. The purpose of the swap and cap was to limit exposure to increases in interest rates on the notional amount of bank borrowings over the term of the swap and cap. The swap was based on a $20.0 million notional amount at a rate of 4.59% and the cap was based on a $20.0 million notional amount at a rate of 4.50%.
          At January 1, 2006, the interest rate swap and cap were recorded at fair value, based on an amount estimated by Merrill Lynch Capital, which represents the amount that Merrill Lynch Capital would have paid us at January 1, 2006, if the swap and cap had been terminated at that date. The combined net fair value at January 1, 2006, was $0.5 million, which was included in our consolidated balance sheet in noncurrent assets. Effective with the repayment of our debt on December 14, 2005, the expected cash flows that the swap and cap were designated to hedge against were no longer probable. As a result, the swap and the cap were no longer designated as cash flow hedges for accounting purposes. As a result, amounts previously recorded in accumulated other comprehensive income associated with changes in fair value of the hedges were reversed to interest expense. Changes in fair value of the swap and cap were recorded in the statement of operations subsequent to December 14, 2005. We recorded $0.5 million as a reduction of interest expense in the fourth quarter of 2005. On October 6, 2006, we cancelled the swap and cap agreements and received a cash settlement of $0.5 million, which was recorded as a reduction to interest expense in the consolidated statement of operations.
Cash Flows
          The following table summarizes our cash flow activity for the periods indicated, in thousands:

	Three Months Ended
	April 1,	April 2,
	2007	2006

Net cash used in operating activities	($9,902)	($6,661)
Net cash used in investing activities	(1,189)	(949)
Net cash provided by financing activities	10,595	5,831
Effect of exchange rates on cash	8	9

Net decrease in cash	($488)	($1,770)

          Cash used in operating activities in the first quarter of 2007 was $9.9 million compared to $6.7 million in the first quarter of 2006. The increase in 2007 was primarily the result of an increase in accounts receivable, payment of incentives under annual bonus plans for certain employees and the seasonal increase in payroll-related taxes, partially offset by an increase in earnings compared to the prior-year period. Cash flows from operating activities are affected by the timing of cash receipts and disbursements and working capital requirements related to the growth in revenue.
          Cash used in investing activities in the first quarter of 2007 was $1.2 million compared to $0.9 million in the first quarter of 2006. Our cash flows associated with investing activities in the first quarter of 2007 included capital expenditures of $0.4 million. Additionally, in January 2007, we made an earnout payment to the former owners of Pure Solutions in the amount of $1.25 million.

Our cash flows associated with investing activities in the first quarter of 2006 included capital expenditures in the amount of $1.1 million.
          Capital expenditures for the first quarter of 2007 related primarily to the purchase of hardware and leasehold improvements. Capital expenditures in 2007 are currently expected to be approximately $5.0 million to $7.0 million.
          Cash provided by financing activities was $10.6 million in the first quarter of 2007 compared to $5.8 million in the first quarter of 2006. Cash flows associated with financing activities in the first quarter of 2007 and the first quarter of 2006 primarily represent borrowings under our revolving credit facility. Additionally, in the first quarter of 2007, we received $0.6 million related to the exercise of stock options.
          Pursuant to the terms of the revolving credit facility, we maintain a zero balance in our primary domestic cash accounts. Any excess cash in our accounts is swept on a daily basis and applied to repay borrowings under the revolving credit facility, and any cash needs are satisfied through borrowings under the revolving credit facility. Cash recorded on our consolidated balance sheet at April 1, 2007, and December 31, 2006, in the amount of $1.1 million and $1.6 million, respectively, represents cash balances at our Toronto and United Kingdom subsidiaries.
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
Off-Balance Sheet Arrangements
     We had no off-balance sheet guarantees or other off-balance sheet arrangements as of April 1, 2007.
Related Party Transactions
Related Party Accounts Receivable
          Elias Sabo, a member of our board of directors, also serves on the board of directors of The Compass Group, the parent company of CBS Personnel Holdings, Inc. (“CBS”) and Venturi Staffing Partners (“VSP”), a former Venturi subsidiary. As a result of the merger, we have an outstanding accounts receivable balance of approximately $0.5 million due from CBS. Additionally, VSP provides commercial staffing services to us and to our clients in the normal course of its business. During the first quarter of 2007, we and our clients purchased approximately $2.0 million of staffing services from VSP, of which approximately $1.9 million was for services provided to our vendor management clients. At April 1, 2007, we had approximately $1.1 million in accounts payable to VSP.
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
Contingencies and Indemnifications
          Details about our contingencies and indemnifications are available in Note 7 to the unaudited consolidated financial statements.

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
          Revenues from services are shown net of rebates and discounts relating primarily to volume-related discount structures and prompt-payment discounts under contracts with our clients. Such rebates and discounts totaled $2.9 million (1.5% of gross revenues) and $2.4 million (1.3% of gross revenues) for the quarters ended April 1, 2007, and April 2, 2006, respectively.
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
Recoverability of Goodwill and Other Intangible Assets
          We assess recoverability of goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires goodwill and other intangible assets with indefinite lives to be tested annually for impairment, unless an event occurs or circumstances change during the year that reduce or may reduce the fair value of the reporting unit below its book value, in which event an impairment charge may be required during the year. The annual test requires estimates and judgments by management to determine valuations for each reporting unit. We have selected December 31 as the date on which we will perform our annual goodwill impairment test. We performed our annual impairment test as of December 31, 2006, and concluded that no impairment charge was required. Although we believe our assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially affect our reported financial results. Different assumptions related to future cash flows, operating margins, growth rates and discount rates could result in an impairment charge, which would be recognized as a non-cash charge to operating income and a reduction in asset values on the balance sheet. At April 1, 2007, and December 31, 2006, total goodwill was $154.6 million and $155.0 million, respectively.
          Our intangible assets other than goodwill represents acquired customer bases and are amortized over the respective contract terms or estimated life of the customer base, ranging from two to eight years. At April 1, 2007, and December 31, 2006, net intangible assets were $8.6 million and $9.1 million, respectively. In the event that facts and circumstances indicate intangibles or other long-

lived assets may be impaired, we evaluate the recoverability and estimated useful lives of such assets. We believe that all of our long-lived assets are fully realizable as of April 1, 2007.
Collectibility of Accounts Receivable
          Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Estimates are used in determining our allowance for doubtful accounts and are based on our historical level of write-offs and judgments management makes about the creditworthiness of significant customers based on ongoing credit evaluations. Further, we monitor current economic trends that might impact the level of credit losses in the future. Since we cannot predict with certainty future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. Additional allowances may be required if the economy or the financial condition of our customers deteriorates. If we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which we made such a determination. As of April 1, 2007, and December 31, 2006, the allowance for uncollectible accounts receivable was $3.0 million and $3.5 million, respectively.
Stock-Based Compensation
          Prior to fiscal 2006, we accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”). Effective January 2, 2006, we adopted the provisions of SFAS 123(R) using the modified-prospective transition method. SFAS 123(R) requires companies to recognize the fair-value of stock-based compensation transactions in the statement of operations. The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Due to the limited trading history of our common stock following the merger, expected stock price volatility is based on an analysis of the actual realized historical volatility of our common stock as well as that of our peers. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. For stock options and nonvested share awards subject solely to service conditions, we recognize expense using the straight-line attribution method. For nonvested share awards subject to service and performance conditions, we are required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, we will recognize the expense using the straight-line attribution method. In addition, for both stock options and nonvested share awards, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be materially different. We had approximately $4.8 million of total unrecognized compensation costs related to stock options at April 1, 2007, that are expected to be recognized over a weighted-average period of two years.
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
          In addition, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. In accordance with the threshold and measurement attributes of FIN 48, uncertainties in accounting for income taxes, if any, are recognized in our financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.
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
Interest Rate Risks
          Outstanding debt under our credit facilities at April 1, 2007, was approximately $108.6 million. Interest on borrowings under the facilities is based on the prime rate or LIBOR plus a variable margin. Based on the outstanding balance at April 1, 2007, a change of 1% in the interest rate would cause a change in interest expense of approximately $1.1 million on an annual basis.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
          Our management has established and maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures. As of April 1, 2007, our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of April 1, 2007.
Changes in Internal Controls over Financial Reporting
          There has been no change in our internal control over financial reporting during quarter ended April 1, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
          There have been no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K in response to Item 1A. to Part I of Form 10-K for the year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.
ITEM 5. OTHER INFORMATION
          None.
ITEM 6. EXHIBITS
          Each exhibit identified below is filed as part of this report. Exhibits designated with an "*” are filed as an exhibit to this Quarterly Report on Form 10-Q. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements. The exhibit designated with a “#” is substantially identical to the Common Stock Purchase Warrant issued by us on the same date to Bank One, N.A., and to Common Stock Purchase Warrants, reflecting a transfer of a portion of such Common Stock Purchase Warrants, issued by us, as of the same date, to each of Inland Partners, L.P., Links Partners L.P., MatlinPatterson Global Opportunities Partners L.P. and R2 Investments, LDC. Exhibits previously filed as indicated below are incorporated by reference.

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

4.7	#
Common Stock Purchase Warrant dated as of April 14, 2003, issued by the Company in favor of BNP Paribas (incorporated by reference to Exhibit 99.16 to the Form 8-K filed with the SEC on April 25, 2003).

4.8		Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.6 to the Form 10-K filed with the SEC on April 1, 2005).

10.1	*
Consent and Fourth Amendment to Credit Agreement, dated as of March 15, 2007, among COMSYS Services LLC, COMSYS Information Technology Services, Inc. and Pure Solutions, Inc., as borrowers, COMSYS IT Partners, Inc., PFI LLC and COMSYS IT Canada, Inc., as guarantors, COMSYS Services LLC, acting in its capacity as borrowing agent and funds administrator for the borrowers, Merrill Lynch Capital, as administrative agent, a lender, sole bookrunner and sole lead arranger, ING Capital LLC, Allied Irish Banks PLC and BMO Capital Markets Financing, Inc., as co-documentation agents and as lenders, GMAC Commercial Finance LLC, as syndication agent and as a lender, and the lenders from time to time party thereto.

31.1	*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32	*
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

COMSYS IT PARTNERS, INC.

Date: May 9, 2007	By: Name:	/s/ Larry L. Enterline Larry L. Enterline
	Title:	Chief Executive Officer

Date: May 9, 2007	By: Name:	/s/ Joseph C. Tusa, Jr. Joseph C. Tusa, Jr.
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of COMSYS IT Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on October 4, 2004).

3.3		First Amendment to the Amended and Restated Bylaws of COMSYS IT Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on May 4, 2005).

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

4.7	#
Common Stock Purchase Warrant dated as of April 14, 2003, issued by the Company in favor of BNP Paribas (incorporated by reference to Exhibit 99.16 to the Form 8-K filed with the SEC on April 25, 2003).

4.8		Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.6 to the Form 10-K filed with the SEC on April 1, 2005).

10.1	*
Consent and Fourth Amendment to Credit Agreement, dated as of March 15, 2007, among COMSYS Services LLC, COMSYS Information Technology Services, Inc. and Pure Solutions, Inc., as borrowers, COMSYS IT Partners, Inc., PFI LLC and COMSYS IT Canada, Inc., as guarantors, COMSYS Services LLC, acting in its capacity as borrowing agent and funds administrator for the borrowers, Merrill Lynch Capital, as administrative agent, a lender, sole bookrunner and sole lead arranger, ING Capital LLC, Allied Irish Banks PLC and BMO Capital Markets Financing, Inc., as co-documentation agents and as lenders, GMAC Commercial Finance LLC, as syndication agent and as a lender, and the lenders from time to time party thereto.

31.1	*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32	*
Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.