Form 10-Q
period 2007-07-01
COMSYS IT PARTNERS INC
filed 2007-08-10
CIK 948850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2007.
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of August 6, 2007, was 20,168,921.

PART I
ITEM 1. FINANCIAL STATEMENTS
COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In thousands, except per share amounts)	2007	2006	2007	2006

Revenues from services	$186,602	$187,609	$372,810	$366,201
Cost of services	139,768	141,736	280,975	278,256

Gross profit	46,834	45,873	91,835	87,945

Operating costs and expenses:
Selling, general and administrative	33,140	34,283	68,561	68,521
Depreciation and amortization	1,589	2,167	3,047	4,339

	34,729	36,450	71,608	72,860

Operating income	12,105	9,423	20,227	15,085
Interest expense, net	2,296	3,573	4,716	7,530
Other income, net	(223)	(170)	(451)	(294)

Income before income taxes	10,032	6,020	15,962	7,849
Income tax expense (benefit)	460	(5,342)	908	(5,192)

Net income	$9,572	$11,362	$15,054	$13,041

Basic earnings per common share	$0.48	$0.60	$0.76	$0.69
Diluted earnings per common share	$0.47	$0.60	$0.75	$0.69

Weighted average basic and diluted shares outstanding:
Basic	19,243	18,562	19,044	18,556
Diluted	20,195	18,920	20,087	18,862
See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In thousands)	2007	2006	2007	2006

Net income	$9,572	$11,362	$15,054	$13,041
Foreign currency translation adjustments	77	52	103	58

Total comprehensive income	$9,649	$11,414	$15,157	$13,099

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Balance Sheets

	July 1,	December 31,
	2007	2006
(In thousands, except share and par value amounts)	(Unaudited)
Assets
Current assets:
Cash	$1,773	$1,605
Accounts receivable, net of allowance of $2,497 and $3,474, respectively	213,190	189,610
Prepaid expenses and other	4,046	3,741

Total current assets	219,009	194,956

Fixed assets, net	12,567	9,214
Goodwill	157,139	154,984
Other intangible assets, net	11,251	9,142
Deferred financing costs, net	2,584	2,926
Restricted cash	2,799	2,794
Other assets	1,597	1,018

Total assets	$406,946	$375,034

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$138,354	$131,535
Payroll and related taxes	29,015	32,204
Current maturities of long-term debt	5,000	5,000
Interest payable	439	654
Other current liabilities	12,884	13,506

Total current liabilities	185,692	182,899

Long-term debt	93,401	93,542
Other noncurrent liabilities	3,595	3,823

Total liabilities	282,688	280,264

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.01; 95,000,000 shares authorized and 20,164,588 shares outstanding; 95,000,000 shares authorized and 19,278,607 shares outstanding, respectively	201	191
Common stock warrants	1,734	1,734
Accumulated other comprehensive income (loss)	91	(12)
Additional paid-in capital	221,061	206,740
Accumulated deficit	(98,829)	(113,883)

Total stockholders’ equity	124,258	94,770

Total liabilities and stockholders’ equity	$406,946	$375,034

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	July 1,	July 2,
(In thousands)	2007	2006

Cash flows from operating activities
Net income	$15,054	$13,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,047	4,339
Provision for doubtful accounts	(48)	1,408
Stock-based compensation	2,749	1,679
Amortization of deferred financing costs	437	550
Increase in fair value of derivative instruments	—	(699)
Other noncash loss (gain), net	908	(101)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(22,668)	(25,003)
Prepaid expenses and other	(299)	863
Accounts payable	6,685	6,461
Payroll and related taxes	(3,798)	5,136
Other	(1,454)	(335)

Net cash provided by operating activities	613	7,339

Cash flows from investing activities
Capital expenditures	(618)	(2,057)
Acquisitions, net of cash acquired	(1,186)	(1,250)
Other noncurrent assets	—	8

Net cash used in investing activities	(1,804)	(3,299)

Cash flows from financing activities
Payments under revolving credit facility, net	(141)	(6,304)
Exercise of stock options	1,576	624
Stock issuance costs	(19)	(35)
Cash paid for financing costs	(100)	—

Net cash provided by (used for) financing activities	1,316	(5,715)

Effect of exchange rates on cash	43	87

Net increase (decrease) in cash	168	(1,588)
Cash, beginning of period	1,605	3,099

Cash, end of period	$1,773	$1,511

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
          In connection with the merger in 2004, the Company recorded reserves amounting to $17.2 million for severance payouts and the costs to exit duplicate office space. There was $0.7 million and $1.1 million as of July 1, 2007, and December 31, 2006, respectively, remaining in these reserves, consisting primarily of lease payments. Of the remaining lease payment balance at July 1, 2007, COMSYS expects to pay approximately $0.4 million in fiscal 2007 and the balance over the following two years.
          On October 31, 2005, the Company purchased all of the outstanding stock of Pure Solutions, Inc. (“Pure Solutions”), an information technology services company with operations in northern California. This acquisition was not material to the Company’s business. The purchase price was comprised of a $7.5 million cash payment at closing plus up to $7.5 million of earnout payments over three years. In connection with the purchase, the Company recorded a customer base intangible asset in the amount of $6.6 million, which was valued using a discounted cash flow analysis. The fair value of Pure Solutions’ net identifiable assets exceeded the initial purchase price by $1.1 million, and this amount was recorded as a liability at the date of purchase. In June 2006, the Company made an earnout payment of $1.25 million, of which $1.1 million was charged to the liability with the remainder to goodwill. An additional earnout payment of $1.25 million was accrued in December 2006 and paid in January 2007, with an additional earnout payment of $1.25 million accrued in June 2007 and paid in July 2007. These payments and future earnout payments are recorded to goodwill. The operations of Pure Solutions are included in the consolidated statement of operations for periods subsequent to the purchase.
          From 2003 to March 2007, the Company owned a 19.9% equity interest in Econometrix, Inc. (“Econometrix”), a vendor management systems software provider with operations in California. On March 16, 2007, the Company purchased the remaining 80.1% of the outstanding common stock of Econometrix. This acquisition was not material to the Company’s business. Econometrix shareholders received 247,807 shares of COMSYS common stock in exchange for the remaining 80.1% interest. The operations of Econometrix are included in the consolidated statement of operations subsequent to the purchase on March 16, 2007.
          On May 31, 2007, the Company purchased all of the issued and outstanding membership interests in Plum Rhino Consulting L.L.C. (“Plum Rhino”), a finance and accounting staffing services provider with operations in Georgia, Illinois, Missouri and North Carolina. This acquisition was not material to the Company’s business. The purchase price included the issuance of 253,606 shares of COMSYS common stock to the Plum Rhino members, debt payments of approximately $0.2 million and up to $3.7 million of earnout payments based on Plum Rhino’s achievement of specified annual EBITDA targets over a three-year period. In connection with the purchase, the Company recorded a customer base intangible asset in the amount of $3.2 million, which was valued using a discounted cash flow analysis, $2.2 million of goodwill and $0.6 million of tangible net assets. The operations of Plum Rhino are included in the consolidated statement of operations subsequent to the purchase on May 31, 2007.
3. Stock Compensation Plans
          In 2003, Venturi terminated its 1995 Equity Participation Plan (“1995 Plan”) in connection with its financial restructuring. Only 1,951 stock options remained outstanding under the 1995 Plan as of July 1, 2007, and these options have a weighted average exercise price of $249.80 per share and a weighted average remaining contractual life of two years. Although the 1995 Plan has been terminated and no future option issuances will be made under it, these remaining outstanding stock options will continue to be exercisable in accordance with their terms. As a result of the merger, all outstanding options under the 1995 Plan were vested and are exercisable.
          In 1999, Old COMSYS adopted the COMSYS Holding, Inc. 1999 Stock Option Plan (“1999 Plan”) under which officers and other key employees were granted stock options at or above the fair market value of the stock on the date of grant. Under terms of the 1999 Plan, stock options vested over a five-year period from the date of grant and would expire after ten years. In the merger, effective September 30, 2004, each outstanding option under the 1999 Plan became exercisable, when vested, for 0.0001 of one share of Venturi (now COMSYS) common stock. Stock options for 39 shares remained outstanding under the 1999 Plan as of July 1, 2007, and these options have a weighted average exercise price of $20,000.00 per share and a weighted average remaining contractual life of four years. No future grants will be made under this plan.

          In 2003, Venturi adopted the 2003 Equity Incentive Plan (“2003 Equity Plan”). Under the 2003 Equity Plan, the Company could grant non-qualified stock options, incentive stock options and other stock-based awards in the Company’s common stock to officers and other key employees. On the date of the merger, all outstanding options under the 2003 Equity Plan vested and became exercisable. Options granted under the 2003 Equity Plan have a term of 10 years. The activity in the 2003 Equity Plan from January 1, 2006, through July 1, 2007, was as follows:

		Weighted-Average
	Number of Shares	Exercise Price
Outstanding at January 1, 2006	643,400	$8.96
Granted	—
Exercised	(100,202)	8.11
Forfeited	(3,000)	8.88

Outstanding at December 31, 2006	540,198	9.10

Granted	—
Exercised	(95,198)	9.51
Forfeited	—

Outstanding at July 1, 2007	445,000	$9.01

Exercisable at July 1, 2007	378,340	$9.09

Available for issuance at July 1, 2007	53,035

          In connection with the merger, the Company’s board of directors adopted and the stockholders approved the 2004 Stock Incentive Plan (as amended and restated in 2007, the “2004 Equity Plan”). Under the 2004 Equity Plan, the Company could grant non-qualified stock options, incentive stock options and other stock-based awards in the Company’s common stock to officers, employees, directors and consultants. Options granted under this plan have historically vested over a three-year period from the date of grant and expire after 10 years. The option activity in the 2004 Equity Plan from January 1, 2006, through July 1, 2007, was as follows:

		Weighted-Average
	Number of Shares	Exercise Price
Outstanding at January 1, 2006	334,507	$8.54
Granted	256,000	11.07
Exercised	(107,416)	8.53
Forfeited	(47,507)	9.29

Outstanding at December 31, 2006	435,584	9.95

Granted	—
Exercised	(66,485)	9.59
Forfeited	(14,166)	9.61

Outstanding at July 1, 2007	354,933	$10.03

Exercisable at July 1, 2007	113,778	$9.73

Available for issuance as stock options or restricted stock at July 1, 2007	774,489

          During the second quarter of 2007, the Company entered into a modification agreement with Mr. Michael H. Barker, its Chief Operating Officer, effective June 1, 2007, amending the vesting schedule for a portion of Mr. Barker’s 100,000 share stock option award dated October 1, 2004. The Compensation Committee determined that the performance targets for the 49,990 shares that were originally scheduled to vest over three years would not be met. Therefore, these shares were rescheduled to vest as follows: two-thirds of these shares were rescheduled to vest in substantially equal annual installments over the three-year period ending January 1, 2010, and one-third were rescheduled to vest over the same three-year period based on the attainment of the Company’s annual EBITDA target under its management incentive plan. The purpose of these modifications was to retain the services of the executive and provide an incentive for the executive to contribute to the Company’s long-term success after October 1, 2007, when the initial three-year vesting schedule for these options was originally scheduled to expire. All other terms of the original award remained unchanged.

          The fair value of options granted in 2006 was estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table. The fair value of options modified in 2007 was estimated on the date of modification using the Black-Scholes option pricing model based on the assumptions noted in the following table.

	2006	2007
Expected life (in years)	6.0	6.0
Risk-free interest rate	4.375%	4.750%
Expected volatility	45.0%	46.8%
Dividend yield	0.0%	0.0%
Weighted average fair value of options granted	$5.47	$17.29
          Option valuation models, including the Black-Scholes model used by the Company, require the input of assumptions, including expected life and expected stock price volatility. Due to the limited number of option exercises following the merger, the expected term was estimated as the approximate midpoint between the vesting term and the contractual term; this represents the period of time that options granted are expected to be outstanding. The risk-free interest rate was based on U.S. Treasury rates in effect at the date of grant with maturity dates approximately equal to the expected life of the option at the grant date. Due to the limited trading history of the Company’s common stock following the merger, the expected volatility assumption for stock option grants prior to 2007 was based on an analysis of the actual realized historical volatility of the common stock of the Company as well as that of its peers. The expected volatility assumption for stock option grants or modifications subsequent to 2007 was based on actual historical volatility of the Company’s common stock from the period after our December 2005 common stock offering through fiscal 2006. The Company does not anticipate paying a dividend, and, therefore, no expected dividend yield was used.
          Cash received from option and warrant exercises was $1.6 million and $0.6 million during the first six months of 2007 and 2006, respectively, and was included in financing activities in the accompanying consolidated statements of cash flows. The total intrinsic value of options exercised during the three months ended July 1, 2007, and July 2, 2006, was $1.5 million and $9,000, respectively. The total intrinsic value of options exercised during the six months ended July 1, 2007, and July 2, 2006, was $2.1 million and $9,000, respectively. The Company has historically used newly issued shares to satisfy share option exercises and expects to continue to do so in future periods.
          Restricted stock awards are grants that entitle the holder to shares of common stock as the awards vest. The Company measures the fair value of restricted shares based upon the closing market price of the Company’s common stock on the date of grant. Restricted stock awards that vest in accordance with service conditions are amortized over their applicable vesting period using the straight-line method. For nonvested share awards subject to service and performance conditions, the Company is required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, the Company will recognize the expense using the straight-line attribution method.
          The following restricted stock activity has occurred from January 1, 2006, through July 1, 2007:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested balance at January 1, 2006	312,410	$11.20
Granted	578,659	10.44
Vested	(279,468)	4.13
Forfeited	(258,051)	4.64

Nonvested balance at December 31, 2006	353,550	15.56

Granted	244,000	21.70
Vested	(80,500)	17.36
Forfeited	(12,247)	17.19

Nonvested balance at July 1, 2007	504,803	$18.20

          The shares issued to employees in 2006 and the six months ended July 1, 2007, under the 2004 Equity Plan are subject to a three-year vesting requirement, except as noted below, and the compensation expense associated with these shares is amortized using the straight-line method. Forfeitures and grants in the table above include shares held by the Company’s former Chief Executive Officer, the vesting terms of which were modified in connection with his resignation from the Company (Note 8).
          Effective July 27, 2006, the Company entered into an employment agreement with its Chief Executive Officer, Larry L. Enterline. Mr. Enterline received a restricted stock award of 150,000 restricted shares of common stock under the 2004 Equity Plan in connection with the execution of his employment agreement. One-third (or 50,000 shares) was scheduled to vest on the grant date and two-thirds (or the remaining 100,000 shares) were scheduled to vest in substantially equal installments on each of January 1, 2007, January 1, 2008 and January 1, 2009. In accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), in July 2006, the Company recorded stock compensation expense of $0.7 million related to the vested shares. On September 29, 2006, the Company entered into a modification agreement with Mr. Enterline that amended the vesting schedule for Mr. Enterline’s restricted stock award. As a result of this amendment, the 50,000 shares that were originally scheduled to vest on the grant date were rescheduled to vest on the earlier of (i) January 1, 2009 or (ii) the termination of Mr. Enterline’s employment for any reason that would entitle him to severance benefits under Section 6 of his employment agreement (as amended from time to time). The Company recorded stock-based compensation expense of approximately $0.8 million in the fiscal 2006 third quarter related to Mr. Enterline’s restricted shares, which included the $0.7 million initially recorded at the grant date.
          Effective January 1, 2004, Old COMSYS adopted the 2004 Management Incentive Plan (the “Plan”). The Plan was structured as a stock issuance program under which certain executive officers and key employees might receive shares of Old COMSYS nonvoting Class D Preferred Stock in exchange for payment at the then current fair market value of these shares. Effective July 1, 2004, 1,000 shares of Class D Preferred Stock were issued by Old COMSYS under the Plan. Effective with the merger, these shares were exchanged for a total of 1,405,844 restricted shares of COMSYS common stock. One-third of these shares, or 468,615 shares, vested at the merger date. Another 468,615 shares were scheduled to vest in equal installments of 156,205 shares on January 1st of each of the years 2005, 2006 and 2007 (“time vesting shares”), and the remaining 468,614 shares were scheduled to vest in equal annual installments if specified earnings targets were met for fiscal years 2004, 2005 and 2006 (“performance vesting shares”), in each case subject to earlier vesting as discussed below. The earnings targets were not met for 2004 or 2005 and were not expected to be met for 2006 and, accordingly, no compensation expense was recognized in 2006 on the performance vesting shares. A total of 624,820 and 156,205 time-vesting shares vested in fiscal 2004 and fiscal 2005, respectively, resulting in stock-based compensation expense of $7.0 million and $1.8 million in each respective period. Of the remaining 156,205 time vesting shares that were originally scheduled to vest on January 1, 2007, 59,359 shares have vested and the related expense recognized in 2006 was $0.9 million. The remaining 96,846 shares were forfeited by certain Plan participants upon termination of employment with the Company.
          Effective September 30, 2006, the Compensation Committee of the Company’s board of directors (the “Committee”) made certain modifications to the Plan. The Committee concluded that the performance vesting targets appeared to be unattainable. As a result, the Committee approved modifications to the vesting targets for the performance vesting shares under which 103,700 shares (or two-thirds of the performance vesting shares held by the remaining participants at the time) were rescheduled to vest annually with the passage of time over the three-year period ending January 1, 2010, and 39,603 shares (or one-third of the performance vesting shares held by the remaining participants) were rescheduled to vest over the same three-year period based on the attainment of the Company’s annual EBITDA target under its management incentive plan. The purpose of these modifications was to retain the services of the remaining participants in this plan and provide an incentive for the participants to contribute to the Company’s long-term success after January 1, 2007, when all of the original unvested restricted shares would have expired. In addition, under the modification agreements, the participants forfeited a portion of their remaining performance vesting shares and waived their reallocation rights with respect to restricted shares that had been or may in the future be forfeited by other participants in the Plan who no longer remain in service with the Company. The Company reversed $0.5 million of stock compensation expense in the third quarter of 2006 of the $1.1 million that was recorded in the first six months of 2006 related to those participants who are no longer with COMSYS, due to the waiver by the remaining participants of the reallocation provision. In accordance with the terms of the Plan, these shares will be distributed to certain stockholders of COMSYS Holding. The fair value of the modified shares was estimated assuming that performance goals will be reached. If such goals are not met, no compensation will be recognized and any recognized compensation cost will be reversed on the performance based shares.
          Effective June 1, 2007, the Committee approved equity grants to five executive officers, including our Chief Executive Officer. Half of these shares will vest in equal annual installments over three years. The remaining shares will performance vest at the end of the three-year period based on the Company’s earnings per share (“EPS”) growth as against the BMO staffing stock index during the three-year period. The performance shares will fully vest if the Company’s EPS growth is in the top 25% of the index. The performance shares will vest 50% or 25% if the Company’s EPS growth is in the second 25% or third 25% of the index, respectively. No shares will vest if the Company’s EPS growth is in the bottom 25% of the index. The fair value of the performance-based shares awarded was estimated assuming that performance goals will be reached. If such goals are not met, no compensation will be recognized and any recognized compensation cost will be reversed. The vesting percentages will be prorated within individual tiers, except that no shares will vest for EPS growth in the bottom tier.
          As of July 1, 2007, there was $8.6 million of total unrecognized compensation costs related to nonvested option and restricted stock awards granted under the plans, which are expected to be recognized over a weighted-average period of two years. The total fair value of shares and options that vested during the quarter ended July 1, 2007, was $0.2 million.
4. Income Taxes
          The income tax expense of $0.9 million for the six months ended July 1, 2007, is the result of the release of part of the valuation allowance on Venturi’s acquired net deferred tax assets, a provision for alternative minimum tax on U.S. taxable income and foreign income taxes on the Company’s profitable foreign operations, net of an income tax benefit due to a change in tax law related to the Texas margin tax. As of July 1, 2007, the Company had $62.7 million in net deferred tax assets and had recorded a valuation allowance against $61.8 million of those assets as the Company has concluded that it is more likely than not that these deferred tax assets will not be realized based upon the Company’s cumulative losses over the last three years. The decrease in the valuation allowance from December 31, 2006, resulted primarily from pre-tax book income earned during the quarter. Approximately $18.9 million of the valuation allowance is attributable to the deferred tax assets of the merger, for which any recognized tax benefits will be allocated to reduce goodwill or other noncurrent intangible assets.
          During the second quarter of 2006, the Company received $6.4 million as a result of a federal income tax refund and related interest. The refund resulted from legislation that allowed the Company to carry back a portion of its 2002 net operating loss to prior years. The refund resulted from a loss carry back to periods prior to the current ownership of the Company. The Company applied the proceeds of this refund to repay its senior term loan.
          The Company has not paid United States federal income tax on the undistributed foreign earnings of its foreign subsidiaries as it is the Company’s intent to indefinitely reinvest such earnings in its foreign subsidiaries. Pretax income attributable to the Company’s profitable foreign operations amounted to $0.1 million in each of the three months ended July 1, 2007, and July 2, 2006, and $0.3 million and $0.1 million in the six months ended July 1, 2007, and July 2, 2006, respectively.
          During 2006, the Internal Revenue Service (“IRS”) commenced a limited-scope examination of Venturi’s final tax return primarily reviewing items related to Venturi’s 2003 restructuring and the merger transaction with COMSYS Holding. The IRS completed this examination in May 2007. No audit adjustments were proposed.
          We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we have concluded there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of July 1, 2007, which are the years ended December 31, 1999, through 2006. Some of these tax years remain subject to examination due to net operating loss carryforwards.
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
          Additionally, dilutive securities include 504,803 unvested restricted shares. The unvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested. As a result, for purposes of calculating basic earnings per common share, income attributable to unvested restricted stockholders has been excluded from net income.
          The computation of basic and diluted earnings per share is as follows, in thousands, except per share amounts:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006

Net income attributable to common stockholders — basic	$9,218	$11,126	$14,524	$12,770
Net income attributable to unvested restricted stockholders	239	—	344	—
Net income attributable to warrant holders	115	236	186	271

Total net income	$9,572	$11,362	$15,054	$13,041

Weighted average common shares outstanding — basic	19,243	18,562	19,044	18,556
Add: dilutive restricted stock, stock options and warrants	952	358	1,043	306

Diluted weighted average common shares outstanding	20,195	18,920	20,087	18,862

Basic earnings per common share	$0.48	$0.60	$0.76	$0.69
Diluted earnings per common share	$0.47	$0.60	$0.75	$0.69
          For the three months ended July 1, 2007, and July 2, 2006, 1,990 and 257,000 shares, respectively, attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. For the six months ended July 1, 2007, and July 2, 2006, 1,990 and 255,000 shares, respectively, attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.
6. Long-Term Debt
          Long-term debt consisted of the following, in thousands:

	July 1,	December 31,
	2007	2006

Debt outstanding under credit facilities:
Senior credit facility—revolver	$90,901	$88,542
Senior credit facility—senior term loan	7,500	10,000

	98,401	98,542
Less current maturities	5,000	5,000

Long-term obligations, excluding current maturities	$93,401	$93,542

          On December 14, 2005, the Company and its U.S. subsidiaries entered into a senior credit agreement with Merrill Lynch Capital and a syndicate of lenders. The senior credit agreement provided for a two-year term loan of $10.0 million, which was funded on December 14, 2005, and which was originally scheduled to be repaid in eight equal quarterly principal installments commencing on March 31, 2006, and a revolving credit facility of up to $120.0 million, maturing on March 31, 2010. At the same time, the Company and its U.S. subsidiaries borrowed $100.0 million under a second lien term loan credit agreement with Merrill Lynch Capital and a syndicate of lenders, which was originally scheduled to mature on October 31, 2010. The Company’s total funded debt under these credit agreements on December 14, 2005, was approximately $150.9 million, consisting of: (i) $10.0 million under the senior term loan; (ii) approximately $40.9 million under the revolver; and (iii) $100.0 million under the second lien term loan. The proceeds from these borrowings were used to repay all outstanding borrowings under the prior credit facilities with Merrill Lynch Capital. The Company recorded a $2.2 million loss on early extinguishment of debt in the fourth quarter of 2005 related to this transaction that resulted from the write-off of unamortized deferred financing costs.

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
          On December 15, 2006, the senior credit agreement was further amended. Among other things, the amendments provided for an increase in the Company’s borrowing capacity under its revolving credit facility to $160.0 million from $145.0 million and the early payoff of the remaining $30.0 million balance of the second lien term loan. The Company incurred charges of approximately $0.9 million in the fourth quarter of 2006 related to the early repayment of the second lien term loan, the write-off of certain deferred financing costs and certain expenses incurred in connection with this refinancing, of which $0.7 million was recorded as a loss on early extinguishment of debt and $0.2 million was included in interest expense. In addition, the Company capitalized certain costs of this refinancing of approximately $0.1 million in the fourth quarter of 2006.
          In connection with its purchase of the remaining outstanding common stock of Econometrix in March 2007, the Company further amended the senior credit facility to add Econometrix as an additional credit party under the agreement.
          In connection with its purchase of the issued and outstanding membership interests of Plum Rhino in May 2007, the Company further amended the senior credit facility to add Plum Rhino as an additional credit party under the agreement and to increase the aggregate amount permitted for acquisitions from $10 million to $50 million.
          The term loan and loans under the revolver bear interest at the prime rate plus a margin that can range from 0.75% to 1.00%, or, at the Company’s option, LIBOR plus a margin that can range from 1.75% to 2.00%, each depending on the Company’s total debt to adjusted EBITDA ratio. The Company pays a quarterly commitment fee of 0.5% per annum of the unused portion of the revolver. The Company and certain of its subsidiaries guarantee the loans and other obligations under the senior credit agreement. The obligations under the senior credit agreement are secured by a perfected first priority security interest in substantially all of the assets of the Company and its U.S. subsidiaries, as well as the shares of capital stock of its direct and indirect U.S. subsidiaries and certain of the capital stock of its foreign subsidiaries. Pursuant to the terms of the senior credit agreement, the Company maintains a zero balance in its primary domestic cash accounts. Any excess cash in those domestic accounts is swept on a daily basis and applied to repay borrowings under the revolver, and any cash needs are satisfied through borrowings under the revolver.
          Borrowings under the revolver are limited to 85% of eligible accounts receivable, as defined in the senior credit agreement and related amendments, reduced by the amount of outstanding letters of credit and designated reserves. At July 1, 2007, these designated reserves were a minimum availability reserve of $5.0 million, a $2.7 million reserve for outstanding letters of credit and a reserve for the Pure Solutions acquisition of $2.5 million. At July 1, 2007, the Company had outstanding borrowings of $90.9 million under the revolver at interest rates ranging from 7.32% to 9.25% per annum (weighted average rate of 7.45%) and excess borrowing availability under the revolver of $64.9 million for general corporate purposes. Fees paid on outstanding letters of credit are equal to the LIBOR margin then applicable to the revolver, which at July 1, 2007, was 2.0%. The principal balance of the senior term loan on that date was $7.5 million with an interest rate of 7.36%. The senior term loan is scheduled to be repaid in eight equal quarterly principal installments, the second of which was made on June 29, 2007.
          The senior credit agreement contains various events of default, including failure to pay principal and interest when due, breach of covenants, materially incorrect representations, default under other agreements, bankruptcy or insolvency, the occurrence of specified ERISA events, entry of enforceable judgments against the Company in excess of $2.0 million not stayed and the occurrence of a change of control. If an event of default occurs, all commitments under the revolver may be terminated and all of the Company’s obligations under the senior credit agreement could be accelerated by the lenders, causing all loans outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable. In the case of bankruptcy or insolvency, acceleration of obligations under these credit facilities is automatic.
          The senior credit agreement contains customary covenants, including the maintenance of a fixed charge coverage ratio and a total debt to adjusted EBITDA ratio, as defined. The senior credit agreement also places restrictions on the Company’s ability to enter into certain transactions without the approval of the lenders, such as the payment of dividends, disposition and acquisition of assets and the assumption of contingent obligations. As of July 1, 2007, the Company was in compliance with all covenant requirements.
7. Commitments and Contingencies
          The Company has indemnified members of its board of directors and its corporate officers against any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that the individual is or was a director or officer of the Company. The individuals are indemnified, to the fullest extent permitted by law, against related expenses, judgments, fines and any amounts paid in settlement. The Company also maintains directors and officers insurance coverage in order to mitigate exposure to these indemnification obligations. The maximum amount of future payments is generally unlimited. There was no amount recorded for these indemnifications at July 1, 2007, and December 31, 2006. Due to the nature of these indemnifications, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist related to these indemnifications.
          The Company leases various office space and equipment under noncancelable operating leases expiring through 2015. Certain leases include free rent periods, rent escalation clauses and renewal options. Rent expense is recorded on a straight-line basis over the term of the lease. Rent expense was $1.7 million and $1.6 million for the three months ended July 1, 2007, and July 2, 2006, respectively, and $3.4 million and $3.3 million for the six months ended July 1, 2007, and July 2, 2006, respectively. Sublease income was $15,000 and $100,000 for the three and six months ended July 1, 2007, and July 2, 2006, respectively.
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
          Michael T. Willis resigned as the Company’s Chairman and Chief Executive Officer in February 2006. COMSYS entered into a resignation agreement with Mr. Willis pursuant to which the Company agreed to pay Mr. Willis cash severance payments over a 24-month period in the aggregate amount of $1.2 million, consulting fees of $0.1 million, an expense allowance of $8,250 per month for 12 months and up to $1,000 per month to reimburse him for the cost of health benefits until he reaches the age of 65 or such time as another employer provides benefits. Beginning in July 2007, Mr. Willis was no longer eligible for these health benefit payments.

The agreement also provided that in addition to the 282,703 vested shares of common stock that Mr. Willis held at the time under the Company’s 2004 Management Incentive Plan, 204,109 unvested shares of restricted common stock held by Mr. Willis would vest if the average closing price of COMSYS common stock over any consecutive 30-day period ending on or before December 31, 2006, equaled or exceeded $18.67 per share. These shares vested in October 2006.
          The Company recorded a $1.9 million charge in its 2006 consolidated statement of operations related to the severance benefits described above and a $0.2 million charge related to the modification of Mr. Willis’ stock awards, as described in Note 3.
9. Related Party Transactions
Related Party Accounts Receivable
          Elias J. Sabo, a member of the Company’s board of directors, also serves on the board of directors of The Compass Group, the parent company of CBS Personnel Holdings, Inc. (“CBS”) and Venturi Staffing Partners (“VSP”), a former Venturi subsidiary. As a result of the merger, the Company has an outstanding accounts receivable balance of approximately $0.2 million due from CBS. Additionally, VSP provides commercial staffing services to the Company and its clients in the normal course of its business. During the three months ended July 1, 2007, the Company and its clients purchased approximately $2.4 million of staffing services from VSP, of which approximately $2.3 million was for services provided to the Company’s vendor management clients. At July 1, 2007, the Company had approximately $1.0 million in accounts payable to VSP.
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
          Our fiscal second quarter-end for 2007 and 2006 was July 1, 2007, and July 2, 2006, respectively.
Overview of Second Quarter 2007 Results
          Revenue and net income were $186.6 million and $9.6 million, respectively, for the second quarter of 2007. Although revenue was just under the low end of our expectations mainly due to lower reimbursable expenses during the quarter, net income was ahead of our earlier expectations as we continued to realize the benefits of the efficiency initiatives that we began last year. We believe that the cost-containment and process initiatives we are working on will help us attain our long-term EBITDA goal. Bill rates and gross margins continued to show the strength we saw throughout 2006 and the first quarter of 2007.
          On May 31, 2007, we acquired Plum Rhino Consulting, a specialty finance and accounting staffing services provider. Plum Rhino added approximately $0.6 million to our second quarter revenue for the one month that it was part of COMSYS. We also established a presence in Puerto Rico during the quarter to support a large U.S.-based client.
          Outside of operations, the credit agreement amendments we announced in December 2006 produced the interest savings in the first half of 2007 that we expected, which enhanced our earnings. Additionally, in May 2007, we further amended our senior credit agreement to increase the aggregate amount permitted for acquisitions under the agreement from $10 million to $50 million.
          We ended the second quarter of 2007 at just under 5,000 billable consultants on assignment. Like the first quarter of this year, our billable headcount fall-off at the end of the second quarter was larger than we had expected. We believe that headcount should increase modestly over the balance of the third quarter of 2007 from where it was at the end of the second quarter of 2007.
2007 Outlook
          Our own revenue growth trends this year have slowed, but again we attributed those results primarily to headcount losses in the first quarter of 2007 at two of our big customers, as our placement activity overall remained strong. We redirected some of our spending and moderated some non-essential spending generally at the end of the first quarter of 2007, and we saw the positive benefits of some of those initiatives late in the second quarter of this year. As always, we will monitor market conditions closely and we intend to respond quickly and appropriately to changes in our markets.
          Our priorities for the balance of 2007 remain unchanged. We will continue to keep internal growth at the top of our list, and will focus on sales, marketing and recruiting to our core customer base and on adding new customers. We continue to evaluate several new markets for one or more additional new offices in 2007. Continuing improvements in efficiency will also be a priority, and we are devoting considerable attention to process improvements, especially in sales and recruiting and in our front and back offices, and on improving working capital management. And lastly, we will continue to look for acquisitions that meet our criteria, which may include entering into other high-value staffing segments.
          We have benefited from low book tax rates and minimal cash income tax related payments for some time now, and we do not expect them to last indefinitely if we continue to be profitable.

Results of Operations
Quarter Ended July 1, 2007, Versus Quarter Ended July 2, 2006
          The following table sets forth the percentage relationship to revenues of certain items included in our unaudited consolidated statements of operations, in thousands, except percentages and headcount amounts:

	Three Months Ended		Percent of Revenues		Percent Change
	July 1,	July 2,	July 1,	July 2,	2007 vs.
	2007	2006	2007	2006	2006

Revenues from services	$186,602	$187,609	100.0%	100.0%	(0.5%)
Cost of services	139,768	141,736	74.9%	75.6%	(1.4%)

Gross profit	46,834	45,873	25.1%	24.4%	2.1%

Operating costs and expenses:
Selling, general and administrative	33,140	34,283	17.8%	18.3%	(3.3%)
Depreciation and amortization	1,589	2,167	0.8%	1.1%	(26.7%)

	34,729	36,450	18.6%	19.4%	(4.7%)

Operating income	12,105	9,423	6.5%	5.0%	28.5%
Interest expense, net	2,296	3,573	1.2%	1.9%	(35.7%)
Other income, net	(223)	(170)	(0.1%)	(0.1%)	31.2%

Income before income taxes	10,032	6,020	5.4%	3.2%	66.6%
Income tax expense (benefit)	460	(5,342)	0.3%	(2.9%)	(108.6%)

Net income	$9,572	$11,362	5.1%	6.1%	(15.8%)

Billable headcount at end of period	4,996	5,183
          We recorded operating income of $12.1 million and net income of $9.6 million in the second quarter of 2007 compared to operating income of $9.4 million and net income of $11.4 million in the second quarter of 2006. The increase in operating income was due primarily to an increase in gross margin and decreases in selling, general and administrative expenses and depreciation and amortization.
          Revenues. Revenues for the second quarter of 2007 and the second quarter of 2006 were $186.6 million and $187.6 million, respectively, representing a decrease of 0.5%. The decrease was due primarily to decreases in reimbursable expenses and headcount, and was partially offset by increases in average bill rates, vendor management fees and permanent placement fees. Reimbursable expense revenue declined from $4.6 million in the second quarter of 2006 to $2.2 million in the second quarter of 2007, primarily due to lower consultant-related expenses at one major customer. This decline had no impact on gross margin as the related reimbursable expense was recognized in the same period. Although average staffing headcount was down in the second quarter of 2007 as compared to the 2006 period, increases in bill rates pushed staffing revenue up slightly. We continue to see bill rate pressures from our customers, particularly among Fortune 500 clients. Vendor management related fee revenue increased 17.8% to $7.4 million in the second quarter of 2007 from $6.3 million in the second quarter of 2006 due to the expansion and implementation of vendor management programs in response to increasing demand for such services. Revenues from the pharmaceutical and biotechnology sector increased by 30.4% in the second quarter of 2007 from the second quarter of 2006. This increase was partially offset by revenue decreases of 32.4% and 6.3% from the telecommunications and financial services sector, respectively, over the same period.
          Cost of Services. Cost of services for the second quarter of 2007 and the second quarter of 2006 were $139.8 million and $141.7 million, respectively, representing a decrease of 1.4%. The decrease was due primarily to decreases in reimbursable expenses, as discussed above under Revenues. In addition, we are realizing the system fee reductions contemplated in our Econometrix acquisition. This reduction in gross cost of services from Econometrix is partially offset by the depreciation of the software, which is recorded in depreciation and amortization. Cost of services as a percentage of revenue decreased to 74.9% in the second quarter of 2007 from 75.6% in the second quarter of 2006. The decrease in cost of services as a percentage of revenue was primarily due to the increase in revenues in our vendor management service line and permanent placement fees. We have seen an increase in our average pay rates in 2007 over 2006; however, our bill rates have increased faster than the increase in our pay rates.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses in the second quarter of 2007 and the second quarter of 2006 were $33.1 million and $34.3 million, respectively, representing a decrease of 3.3%. Included in these amounts is $1.0 million of stock-based compensation in each quarter. The decrease in total selling, general and administrative expenses was due primarily to decreases in bad debt expense and outside services expense, partially offset by increases in facility rent and related expenses. Bad debt continued to decrease due to improvements in our billing and collection processes; outside service expenses were lower primarily due to the timing of audit and SOX expenses and rent was higher due to the reduction in sub-lease income and increases in facility expenses at certain larger locations. As a percentage of revenue, selling, general and administrative expenses decreased to 17.8% in the second quarter of 2007 from 18.3% in the second quarter of 2006.
          Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation of our fixed assets and amortization of our customer base intangible assets. For the second quarter of 2007 and the second quarter of 2006, depreciation and amortization expense was $1.6 million and $2.2 million, respectively, representing a decrease of 26.7% between periods. The reduction in depreciation and amortization expense was the result of a large asset becoming fully depreciated at the end of 2006 along with lower levels of capital expenditures, partially offset by the depreciation of the Econometrix software and the amortization of the Plum Rhino customer list intangible.
          Interest Expense, Net. Interest expense, net was $2.3 million and $3.6 million in the second quarter of 2007 and the second quarter of 2006, respectively, a decrease of 35.7%. The decrease was due to our overall debt reduction during 2006 and the interest rate reductions resulting from our 2006 refinancings.
          Provision for Income Taxes. Income tax expense in the three months ended July 1, 2007, is the result of the release of part of the valuation allowance on Venturi’s acquired net deferred tax assets, a provision for alternative minimum tax on U.S. taxable income and foreign income taxes on our profitable foreign operations net of an income tax benefit due to a change in tax law related to the Texas margin tax. The income tax benefit for the second quarter of 2006 is the result of a federal income tax refund of $5.8 million, net of the impact of release of the valuation allowance on acquired net deferred tax assets from the merger and a provision for foreign income taxes related to our profitable foreign operations. The federal income tax refund resulted from legislation that allowed us to carry back a portion of our 2002 net operating loss to prior years. The refund resulted from a loss carryback to periods prior to the current ownership of the Company. Our receipt of this refund was subject to certain regulatory and other approvals; therefore, we did not record the benefit of this refund until these approvals were received.
          As of July 1, 2007, we had combined state and federal net operating loss carryforwards of approximately $228.8 million and had recorded a reserve against the assets for net operating loss carryforwards due to the uncertainty related to the realization of these amounts.
Six Months Ended July 1, 2007, Versus Six Months Ended July 2, 2006
          The following table sets forth the percentage relationship to revenues of certain items included in our unaudited consolidated statements of operations, in thousands, except percentages and headcount amounts:

	Six Months Ended		Percent of Revenues		Percent Change
	July 1,	July 2,	July 1,	July 2,	2007 vs.
	2007	2006	2007	2006	2006

Revenues from services	$372,810	$366,201	100.0%	100.0%	1.8%
Cost of services	280,975	278,256	75.4%	76.0%	1.0%

Gross profit	91,835	87,945	24.6%	24.0%	4.4%

Operating costs and expenses:
Selling, general and administrative	68,561	68,521	18.4%	18.7%	0.1%
Depreciation and amortization	3,047	4,339	0.8%	1.2%	(29.8%)

	71,608	72,860	19.2%	19.9%	(1.7%)

Operating income	20,227	15,085	5.4%	4.1%	34.1%
Interest expense, net	4,716	7,530	1.2%	2.1%	(37.4%)
Other income, net	(451)	(294)	(0.1%)	(0.1%)	53.4%

Income before income taxes	15,962	7,849	4.3%	2.1%	103.4%
Income tax expense (benefit)	908	(5,192)	0.3%	(1.5%)	(117.5%)

Net income	$15,054	$13,041	4.0%	3.6%	15.4%

          We recorded operating income of $20.2 million and net income of $15.1 million in the six months ended July 1, 2007, compared to operating income of $15.1 million and net income of $13.0 million in the six months ended July 2, 2006. The increase in operating income was due primarily to increases in revenues and gross margin and a decrease in depreciation and amortization, partially offset by increases in selling, general and administrative expenses as discussed below.
          Revenues. Revenues for the six months ended July 1, 2007, and the six months ended July 2, 2006, were $372.8 million and $366.2 million, respectively, representing an increase of 1.8%. Reimbursable expense revenue declined from $7.6 million in the six months ended July 2, 2006, to $5.5 million in the six months ended July 1, 2007, primarily due to lower consultant-related expenses at one major customer. This decline had no impact on gross margin as the related reimbursable expense was recognized in the same period. Although average staffing headcount was down in the first six months of 2007 as compared to the 2006 period, increases in bill rates pushed staffing revenue up slightly. We do continue to see bill rate pressures from our customers, particularly among Fortune 500 clients. Vendor management related fee revenue increased 17.7% to $13.8 million in the six months ended July 1, 2007, from $11.8 million in the six months ended July 2, 2006, due to the expansion and implementation of vendor management programs in response to increasing demand for such services. Revenues from the pharmaceutical and biotechnology sector increased by 24.4% in the six months ended July 1, 2007, from the six months ended July 2, 2006. This increase was partially offset by a 25.1% decrease in revenues from the telecommunications sector over the same period.
          Cost of Services. Cost of services for the six months ended July 1, 2007, and the six months ended July 2, 2006, were $281.0 million and $278.3 million, respectively, representing an increase of 1.0%. The increase was due to increases in labor costs and related expenses, which increased as a result of growth in our business. We have seen an increase in our average pay rates in 2007 over 2006; however our bill rates have increased faster than the increase in our pay rates. Reimbursable expenses declined as noted in the Revenues section. In addition, we started to realize system fee expense reduction as a result of our Econometrix acquisition in March 2007. This reduction in cost of services from the system fee savings is partially offset by higher depreciation costs on the Econometrix software, which is recorded in depreciation and amortization. Cost of services as a percentage of revenue decreased to 75.4% in the six months ended July 1, 2007, from 76.0% in the six months ended July 2, 2006. The decrease in cost of services as a percentage of revenue was primarily due to the increase in revenues in our vendor management service line and permanent placement fees.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses in the six months ended July 1, 2007, and the six months ended July 2, 2006, were $68.6 million and $68.5 million, respectively, representing an increase of 0.1%. Included in these amounts are $2.8 million and $1.7 million of stock-based compensation, respectively. Additionally, the six months ended July 2, 2006, included $1.9 million in severance-related expenses to two former officers. As a percentage of revenue, selling, general and administrative expenses decreased slightly to 18.4% in the six months ended July 1, 2007, from 18.7% in the six months ended July 2, 2006.
          Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation of our fixed assets and amortization of our customer base intangible assets. For the six months ended July 1, 2007, and the six months ended July 2, 2006, depreciation and amortization expense was $3.0 million and $4.3 million, respectively, representing a decrease of 29.8% between periods. The reduction in depreciation and amortization expense was the result of a large asset becoming fully depreciated at the end of 2006 along with lower levels of capital expenditures, partially offset by the depreciation of the Econometrix software and the amortization of the Plum Rhino customer list intangible.
          Interest Expense, Net. Interest expense, net was $4.7 million and $7.5 million in the six months ended July 1, 2007, and July 2, 2006, respectively, a decrease of 37.4%. The decrease was due to our overall debt reduction during 2006 and the interest rate reductions resulting from our 2006 refinancings.
          Provision for Income Taxes. Income tax expense in the six months ended July 1, 2007, is the result of the release of part of the valuation allowance on Venturi’s acquired net deferred tax assets, a provision for alternative minimum tax on U.S. taxable income and foreign income taxes on our profitable foreign operations net of an income tax benefit due to a change in tax law related to the Texas margin tax. The income tax benefit for the six months ended July 2, 2006, is the result of a federal income tax refund of $5.8 million, net of the impact of release of the valuation allowance on acquired net deferred tax assets from the merger and a provision for foreign income taxes related to our profitable foreign operations. The federal income tax refund resulted from legislation that allowed us to carry back a portion of our 2002 net operating loss to prior years. The refund resulted from a loss carryback to periods prior to the current ownership of the Company. Our receipt of this refund was subject to certain regulatory and other approvals; therefore, we did not record the benefit of this refund until these approvals were received.

          As of July 1, 2007, we had combined state and federal net operating loss carryforwards of approximately $228.8 million and had recorded a reserve against the assets for net operating loss carryforwards due to the uncertainty related to the realization of these amounts. As a result of our Section 382 analysis related to the merger of Old COMSYS and Venturi, which may have been an ownership change as defined by the Internal Revenue Code, our federal and state net operating losses were reduced by approximately $0.7 million and $44.4 million, respectively, during the first quarter of 2007.
Liquidity and Capital Resources
Overview
          We have historically financed our operations through cash from operations, the issuance of common stock and borrowings under our credit facilities. Due to the requirements of our revolving credit facility, as discussed in more detail below under the “Cash Flows” section, we do not maintain a significant cash balance. Excess borrowing availability under our revolving credit facility at July 1, 2007, was $64.9 million. We believe our cash flow provided by operating activities coupled with existing cash balances and availability under our revolving credit facility will be sufficient to fund our working capital, debt service and purchases of fixed assets through fiscal 2007. In the event that we make acquisitions, we may need to seek additional capital from our lenders or the capital markets; there can be no assurance that additional capital will be available when we need it, or, if available, that it will be available on favorable terms.
          The performance of our business is dependent on many factors and subject to risks and uncertainties. See “Risks Related to Our Business” and “Risk Related to Our Indebtedness” under “Risk Factors” included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.
Credit Agreements and Related Covenants
          On December 14, 2005, we entered into a senior credit agreement with Merrill Lynch Capital and a syndicate of lenders to replace the senior credit facility and the second lien term loan. The senior credit agreement provided for a two-year term loan of $10.0 million, which was funded on December 14, 2005, and which was scheduled to be repaid in eight equal quarterly principal installments commencing on March 31, 2006, and a revolving credit facility of up to $120.0 million, maturing on March 31, 2010. At the same time, we borrowed $100.0 million under a second lien term loan credit agreement with Merrill Lynch Capital and a syndicate of lenders, which was scheduled to mature on October 31, 2010. Our total funded debt under these credit agreements on December 14, 2005, was approximately $150.9 million, consisting of: (i) $10.0 million under the senior term loan; (ii) approximately $40.9 million under the revolving credit facility; and (iii) $100.0 million under the second lien term loan. The proceeds from these borrowings were used to repay all outstanding borrowings under the prior credit facilities with Merrill Lynch Capital and the syndicate of lenders. We recorded a $2.2 million loss on early extinguishment of debt in the fourth quarter of 2005 related to this transaction that resulted from the write-off of certain unamortized deferred financing costs.
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
          On December 15, 2006, the senior credit agreement was further amended. Among other things, the amendments provided for (i) an increase in our borrowing capacity under our revolving credit facility to $160.0 million from $145.0 million and (ii) the early payoff of the remaining $30.0 million balance of the second lien term loan. We incurred charges of approximately $0.9 million in the fourth quarter of 2006 related to the early repayment of the second lien term loan, the write-off of certain deferred financing costs and certain expenses incurred in connection with this refinancing, of which $0.7 million was recorded as a loss on early extinguishment of debt and $0.2 million was included in interest expense. In addition, we capitalized approximately $0.1 million of costs associated with this refinancing in the fourth quarter of 2006.
          In connection with our Econometrix acquisition in March 2007, we further amended the senior credit facility to add Econometrix as an additional credit party under the agreement.
          In connection with our purchase of the issued and outstanding membership interest of Plum Rhino in May 2007, we further amended the senior credit facility to add Plum Rhino as an additional credit party under the agreement and to increase the aggregate amount permitted for acquisitions from $10 million to $50 million.
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
          Borrowings under the revolving credit facility are limited to 85% of eligible accounts receivable, as defined in the senior credit agreement and related amendments, reduced by the amount of outstanding letters of credit and designated reserves. At July 1, 2007, these designated reserves were comprised of a minimum availability reserve of $5.0 million, a $2.7 million reserve for outstanding letters of credit and a reserve for the Pure Solutions acquisition of $2.5 million. At July 1, 2007, we had outstanding borrowings under the revolving credit facility of $90.9 million at interest rates ranging from 7.32% to 9.25% per annum (weighted average rate of 7.45%) and excess borrowing availability of $64.9 million for general corporate purposes. Fees paid on outstanding letters of credit are equal to the LIBOR margin then applicable to the revolver, which at July 1, 2007, was 2.0%. The principal balance of the senior term loan on that date was $7.5 million with an interest rate of 7.36%. The senior term loan is scheduled to be repaid in eight equal quarterly principal installments, the second of which was made on June 29, 2007.
Debt Compliance
          Our ability to continue operating is largely dependent upon our ability to maintain compliance with the financial covenants of our credit facilities. The senior credit agreement contains customary covenants, including the maintenance of a fixed charge coverage ratio and a total debt to adjusted EBITDA ratio, as defined in the senior credit agreement and related amendments. The senior credit agreement also places restrictions on our ability to enter into certain transactions without the approval of the lenders, such as the payment of dividends, disposition and acquisition of assets and the assumption of contingent obligations. The senior credit agreement provides for mandatory prepayments under certain circumstances. We have not paid cash dividends in the past and currently have no intention of paying them in the future. As of July 1, 2007, we were in compliance with all covenant requirements and we believe we will be able to comply with these covenants throughout 2007.
          The senior credit agreement contains various events of default, including failure to pay principal and interest when due, breach of covenants, materially incorrect representations, default under other agreements, bankruptcy or insolvency, the occurrence of specified ERISA events, entry of enforceable judgments against us in excess of $2.0 million not stayed and the occurrence of a change of control. If an event of default occurs, all commitments under the revolver may be terminated and all of our obligations under the senior credit agreement could be accelerated by the lenders, causing all loans outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable. In the case of bankruptcy or insolvency, acceleration of our obligations under these credit facilities is automatic.

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
Cash Flows
          The following table summarizes our cash flow activity for the periods indicated, in thousands:

	Six Months Ended
	July 1,	July 2,
	2007	2006

Net cash provided by operating activities	$613	$7,339
Net cash used in investing activities	(1,804)	(3,299)
Net cash provided by (used for) financing activities	1,316	(5,715)
Effect of exchange rates on cash	43	87

Net increase (decrease) in cash	$168	($1,588)

          Cash provided by operating activities in the six months ended July 1, 2007, was $0.6 million compared to $7.3 million in the six months ended July 2, 2006. The cash provided by operating activities for the six months ended July 2, 2006, included the receipt of the income tax refund and related interest in the amount of $6.4 million. In addition to the cash provided by earnings, cash flows from operating activities are affected by the timing of cash receipts and disbursements and the working capital requirements of the business.
          Cash used in investing activities in the six months ended July 1, 2007, was $1.8 million compared to $3.3 million in the six months ended July 2, 2006. Our cash flows associated with investing activities in 2007 included capital expenditures of $0.6 million. Additionally, in January 2007, we made an earnout payment to the former owners of Pure Solutions in the amount of $1.25 million. Our cash flows associated with investing activities in 2006 included capital expenditures in the amount of $2.1 million and an earnout payment to the former owners of Pure Solutions in the amount of $1.25 million.
          Capital expenditures for the six months ended July 1, 2007, related primarily to the purchase of hardware and leasehold improvements. Capital expenditures in 2007 are currently expected to be approximately $3.0 million to $4.0 million.
          Cash provided by financing activities was $1.3 million in the six months ended July 1, 2007, compared to cash used for financing activities of $5.7 million in the six months ended July 2, 2006. Cash flows associated with financing activities in 2006 primarily represent payments on our revolving credit facility predominately from the income tax refund and related interest. Cash flows associated with financing activities in 2007 primarily consist of $1.6 million received related to the exercise of stock options.

          Pursuant to the terms of the senior credit agreement, we maintain a zero balance in our primary domestic cash accounts. Any excess cash in our accounts is swept on a daily basis and applied to repay borrowings under the revolving credit facility, and any cash needs are satisfied through borrowings under the revolving credit facility. Cash recorded on our consolidated balance sheet at July 1, 2007, and December 31, 2006, in the amount of $1.8 million and $1.6 million, respectively, represents cash balances at our Toronto and United Kingdom subsidiaries.
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
Off-Balance Sheet Arrangements
          We had no off-balance sheet guarantees or other off-balance sheet arrangements as of July 1, 2007.
Related Party Transactions
Related Party Accounts Receivable
          Elias J. Sabo, a member of our board of directors, also serves on the board of directors of The Compass Group, the parent company of CBS Personnel Holdings, Inc. (“CBS”) and Venturi Staffing Partners (“VSP”), a former Venturi subsidiary. As a result of the merger, we have an outstanding accounts receivable balance of approximately $0.2 million due from CBS. Additionally, VSP provides commercial staffing services to us and to our clients in the normal course of its business. During the six months ended July 1, 2007, we and our clients purchased approximately $2.4 million of staffing services from VSP, of which approximately $2.3 million was for services provided to our vendor management clients. At July 1, 2007, we had approximately $1.0 million in accounts payable to VSP.
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
          Revenues from services are shown net of rebates and discounts relating primarily to volume-related discount structures and prompt-payment discounts under contracts with our clients. Such rebates and discounts totaled $2.7 million (1.4% of gross revenues) and $2.9 million (1.5% of gross revenues) for the three months ended July 1, 2007, and July 2, 2006, respectively, and $5.6 million (1.4% of gross revenues) and $5.3 million (1.4% of gross revenues) for the six months ended July 1, 2007, and July 2, 2006, respectively.
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
          Reimbursable expenses are expenses we pay to our consultants that are reimbursed by our clients. We record reimbursable expenses in revenues with the associated cost recorded in cost of services.
Recoverability of Goodwill and Other Intangible Assets
          We assess recoverability of goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires goodwill and other intangible assets with indefinite lives to be tested annually for impairment, unless an event occurs or circumstances change during the year that reduce or may reduce the fair value of the reporting unit below its book value, in which event an impairment charge may be required during the year. The annual test requires estimates and judgments by management to determine valuations for each reporting unit. We have selected the last day of our fiscal year as the date on which we will perform our annual goodwill impairment test. We performed our annual impairment test as of December 31, 2006, and concluded that no impairment charge was required. Although we believe our assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially affect our reported financial results. Different assumptions related to future cash flows, operating margins, growth rates and discount rates could result in an impairment charge, which would be recognized as a non-cash charge to operating income and a reduction in asset values on the balance sheet. At July 1, 2007, and December 31, 2006, total goodwill was $157.1 million and $155.0 million, respectively.
          Our intangible assets other than goodwill represents acquired customer bases and are amortized over the respective contract terms or estimated life of the customer base, ranging from two to eight years. At July 1, 2007, and December 31, 2006, net intangible assets were $11.3 million and $9.1 million, respectively. In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, we evaluate the recoverability and estimated useful lives of such assets. We believe that all of our long-lived assets are fully realizable as of July 1, 2007.
Collectibility of Accounts Receivable
          Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Estimates are used in determining our allowance for doubtful accounts and are based on our historical level of write-offs and judgments management makes about the creditworthiness of significant customers based on ongoing credit evaluations. Further, we monitor current economic trends that might impact the level of credit losses in the future. Since we cannot predict with certainty future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. Additional allowances may be required if the economy or the financial condition of our customers deteriorates. If we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which we made such a determination. As of July 1, 2007, and December 31, 2006, the allowance for uncollectible accounts receivable was $2.5 million and $3.5 million, respectively.
Stock-Based Compensation
          Prior to fiscal 2006, we accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”). Effective January 2, 2006, we adopted the provisions of SFAS 123(R) using the modified-prospective transition method. SFAS 123(R) requires companies to recognize the fair-value of stock-based compensation transactions in the statement of operations. We have only awarded restricted stock since January 2006. We measure the fair value of restricted shares based upon the closing market price of our common stock on the date of grant. Restricted stock awards that vest in accordance with service conditions are amortized over their applicable vesting period using the straight-line method. For nonvested share awards subject to service and performance conditions, we are required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, we recognize the expense using the straight-line attribution method. The fair value of our stock option awards or modifications is estimated at the date of grant using the Black-Scholes option pricing model.
          The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Due to the limited trading history of our common stock following the merger, expected stock price volatility for stock option grants prior to 2007 is based on an analysis of the actual realized historical volatility of our common stock as well as that of our peers. The expected volatility assumption for stock option grants or modifications subsequent to 2007 was based on actual historical volatility of the Company’s common stock from the period after our December 2005 common stock offering through fiscal 2006. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost.
          For stock options and nonvested share awards subject solely to service conditions, we recognize expense using the straight-line attribution method. For nonvested share awards subject to service and performance conditions, we are required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, we will recognize the expense using the straight-line attribution method. In addition, for both stock options and nonvested share awards, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be materially different. We had approximately $8.6 million of total unrecognized compensation costs related to stock options at July 1, 2007, that are expected to be recognized over a weighted-average period of two years.
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
          Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or that the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in this section, the “Risk Factors” section included in our most recent Annual Report on Form 10-K and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          We are exposed to market risks, primarily related to interest rate, foreign currency and equity price fluctuations. Our use of derivative instruments has historically been insignificant and it is expected that our use of derivative instruments will continue to be minimal.
Interest Rate Risks
          Outstanding debt under our credit facilities at July 1, 2007, was approximately $98.4 million. Interest on borrowings under the facilities is based on the prime rate or LIBOR plus a variable margin. Based on the outstanding balance at July 1, 2007, a change of 1% in the interest rate would cause a change in interest expense of approximately $1.0 million on an annual basis.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
          Our management has established and maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures. As of July 1, 2007, our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of July 1, 2007.
Changes in Internal Controls over Financial Reporting
          There has been no change in our internal control over financial reporting during quarter ended July 1, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
          None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          The Company’s 2007 Annual Meeting of Stockholders was held on May 23, 2007. The matters voted on and the results of the vote were as follows:
          a) Larry L. Enterline, Frederick W. Eubank II, Robert Fotsch, Robert Z. Hensley, Victor E. Mandel, Courtney R. McCarthy and Elias J. Sabo were elected to continue to serve as the Company’s directors until the 2008 Annual Meeting of Stockholders and until their respective successors are elected. The results of the vote were as follows:

Name of Nominee	For	Withheld
Larry L. Enterline	17,547,426	87,443
Frederick W. Eubank II	17,492,443	142,426
Robert Fotsch	17,547,443	87,426
Robert Z. Hensley	17,547,443	87,426
Victor E. Mandel	17,547,443	87,426
Courtney R. McCarthy	17,492,348	142,521
Elias J. Sabo	17,492,443	142,426
          b) The ratification of the Company’s Amended and Restated 2004 Stock Incentive Plan was approved. The results of the vote were as follows:

For	Against	Abstain
15,395,843	892,124	2,797
          c) The appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 30, 2007, was approved. The results of the vote were as follows:

For	Against	Abstain
17,597,616	34,909	2,344
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

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of COMSYS IT Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on October 4, 2004).

3.2	Amended and Restated Bylaws of COMSYS IT Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the SEC on October 4, 2004).

3.3	First Amendment to the Amended and Restated Bylaws of COMSYS IT Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on May 4, 2005).

4.1	Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old COMSYS Holdings stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Form 8-A/A filed with the SEC on November 2, 2004).

4.2	Amendment No. 1 to Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old COMSYS Holdings stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed with the SEC on May 6, 2005).

4.3	Amended and Restated Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old Venturi stockholders party thereto (incorporated by reference to Exhibit 4.3 to the Form 8-A/A filed with the SEC on November 2, 2004).

4.4	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old Venturi stockholders party thereto (incorporated by reference to Exhibit 4.4 to the Form 10-Q filed with the SEC on May 6, 2005).

4.5	Voting Agreement, dated as of September 30, 2004, by and among the Registrant and the stockholders party thereto (incorporated by reference to Exhibit 2.4 to the Form 8-K filed with the SEC on October 4, 2004).

4.6	Voting Agreement, dated as of September 30, 2004, between the Registrant and MatlinPatterson Global Opportunities Partners, L.P. (incorporated by reference to Exhibit 2.5 to the Form 8-K filed with the SEC on October 4, 2004).

4.7#	Common Stock Purchase Warrant dated as of April 14, 2003, issued by the Company in favor of BNP Paribas (incorporated by reference to Exhibit 99.16 to the Form 8-K filed with the SEC on April 25, 2003).

4.8	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.6 to the Form 10-K filed with the SEC on April 1, 2005).

10.1*	Consent and Fifth Amendment to Credit Agreement, dated as of May 31, 2007, among COMSYS Services LLC, COMSYS Information Technology Services, Inc. and Pure Solutions, Inc., as borrowers, COMSYS IT Partners, Inc., PFI LLC and COMSYS IT Canada, Inc., as guarantors, COMSYS Services LLC, acting in its capacity as borrowing agent and funds administrator for the borrowers, Merrill Lynch Capital, as administrative agent, a lender, sole bookrunner and sole lead arranger, ING Capital LLC, Allied Irish Banks PLC and BMO Capital Markets Financing, Inc., as co-documentation agents and as lenders, GMAC Commercial Finance LLC, as syndication agent and as a lender, and the lenders from time to time party thereto.

10.2+*	First Amended and Restated Employment agreemend dated June 1, 2007, between COMSYS IT Partners, Inc. and Michael H. Barker.

10.3+*	First Amended and Restated Employment agreemend dated June 1, 2007, between COMSYS IT Partners, Inc. and David L. Kerr.

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSYS IT PARTNERS, INC.
Date: August 10, 2007	By:	/s/ Larry L. Enterline

	Name:	Larry L. Enterline
	Title:	Chief Executive Officer

Date: August 10, 2007	By:	/s/ Joseph C. Tusa, Jr.

	Name:	Joseph C. Tusa, Jr.
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of COMSYS IT Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on October 4, 2004).

3.2	Amended and Restated Bylaws of COMSYS IT Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the SEC on October 4, 2004).

3.3	First Amendment to the Amended and Restated Bylaws of COMSYS IT Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on May 4, 2005).

4.1	Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old COMSYS Holdings stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Form 8-A/A filed with the SEC on November 2, 2004).

4.2	Amendment No. 1 to Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old COMSYS Holdings stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed with the SEC on May 6, 2005).

4.3	Amended and Restated Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old Venturi stockholders party thereto (incorporated by reference to Exhibit 4.3 to the Form 8-A/A filed with the SEC on November 2, 2004).

4.4	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old Venturi stockholders party thereto (incorporated by reference to Exhibit 4.4 to the Form 10-Q filed with the SEC on May 6, 2005).

4.5	Voting Agreement, dated as of September 30, 2004, by and among the Registrant and the stockholders party thereto (incorporated by reference to Exhibit 2.4 to the Form 8-K filed with the SEC on October 4, 2004).

4.6	Voting Agreement, dated as of September 30, 2004, between the Registrant and MatlinPatterson Global Opportunities Partners, L.P. (incorporated by reference to Exhibit 2.5 to the Form 8-K filed with the SEC on October 4, 2004).

4.7#	Common Stock Purchase Warrant dated as of April 14, 2003, issued by the Company in favor of BNP Paribas (incorporated by reference to Exhibit 99.16 to the Form 8-K filed with the SEC on April 25, 2003).

4.8	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.6 to the Form 10-K filed with the SEC on April 1, 2005).

10.1*	Consent and Fifth Amendment to Credit Agreement, dated as of May 31, 2007, among COMSYS Services LLC, COMSYS Information Technology Services, Inc. and Pure Solutions, Inc., as borrowers, COMSYS IT Partners, Inc., PFI LLC and COMSYS IT Canada, Inc., as guarantors, COMSYS Services LLC, acting in its capacity as borrowing agent and funds administrator for the borrowers, Merrill Lynch Capital, as administrative agent, a lender, sole bookrunner and sole lead arranger, ING Capital LLC, Allied Irish Banks PLC and BMO Capital Markets Financing, Inc., as co-documentation agents and as lenders, GMAC Commercial Finance LLC, as syndication agent and as a lender, and the lenders from time to time party thereto.

10.2+*	First Amended and Restated Employment agreemend dated June 1, 2007, between COMSYS IT Partners, Inc. and Michael H. Barker.

10.3+*	First Amended and Restated Employment agreemend dated June 1, 2007, between COMSYS IT Partners, Inc. and David L. Kerr.

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.