Form 10-Q
period 2007-09-30
COMSYS IT PARTNERS INC
filed 2007-11-09
CIK 948850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007.
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
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of November 5, 2007, was 20,172,008.

PART I
ITEM 1. FINANCIAL STATEMENTS
COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In thousands, except per share amounts)	2007	2006	2007	2006

Revenues from services	$187,195	$185,734	$560,005	$551,935
Cost of services	139,945	139,991	420,920	418,247

Gross profit	47,250	45,743	139,085	133,688

Operating costs and expenses:
Selling, general and administrative	33,064	33,074	101,625	101,595
Depreciation and amortization	1,653	2,198	4,700	6,537

	34,717	35,272	106,325	108,132

Operating income	12,533	10,471	32,760	25,556
Interest expense, net	1,993	4,851	6,709	12,381
Loss on early extinguishment of debt	—	2,468	—	2,468
Other expense (income), net	(18)	22	(469)	(272)

Income before income taxes	10,558	3,130	26,520	10,979
Income tax expense (benefit)	941	274	1,849	(4,918)

Net income	$9,617	$2,856	$24,671	$15,897

Basic earnings per common share	$0.48	$0.15	$1.24	$0.84
Diluted earnings per common share	$0.48	$0.15	$1.23	$0.84

Weighted average basic and diluted shares outstanding:
Basic	19,459	18,698	19,182	18,604
Diluted	20,118	19,299	20,101	19,026
See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In thousands)	2007	2006	2007	2006

Net income	$9,617	$2,856	$24,671	$15,897
Foreign currency translation adjustments	(6)	12	97	70

Total comprehensive income	$9,611	$2,868	$24,768	$15,967

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
(In thousands, except share and par value amounts)	(Unaudited)
Assets
Current assets:
Cash	$1,533	$1,605
Accounts receivable, net of allowance of $2,338 and $3,474, respectively	196,981	189,610
Prepaid expenses and other	2,934	3,741

Total current assets	201,448	194,956

Fixed assets, net	11,962	9,214
Goodwill	152,800	154,984
Other intangible assets, net	10,618	9,142
Deferred financing costs, net	2,361	2,926
Restricted cash	2,821	2,794
Other assets	1,571	1,018

Total assets	$383,581	$375,034

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$134,379	$131,535
Payroll and related taxes	28,446	32,204
Current maturities of long-term debt	5,000	5,000
Interest payable	382	654
Other current liabilities	9,549	13,506

Total current liabilities	177,756	182,899

Long-term debt	67,734	93,542
Other noncurrent liabilities	3,027	3,823

Total liabilities	248,517	280,264

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.01; 95,000,000 shares authorized and 20,167,260 shares outstanding; 95,000,000 shares authorized and 19,278,607 shares outstanding, respectively	201	191
Common stock warrants	1,734	1,734
Accumulated other comprehensive income (loss)	85	(12)
Additional paid-in capital	222,256	206,740
Accumulated deficit	(89,212)	(113,883)

Total stockholders’ equity	135,064	94,770

Total liabilities and stockholders’ equity	$383,581	$375,034

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	October 1,
(In thousands)	2007	2006

Cash flows from operating activities
Net income	$24,671	$15,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,700	6,537
Provision for doubtful accounts	—	1,597
Stock-based compensation	3,791	2,579
Write-off of deferred financing costs	—	1,083
Amortization of deferred financing costs	654	821
Decrease in fair value of derivative instruments	—	(105)
Other noncash loss (gain), net	1,849	(78)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(6,288)	(42,479)
Prepaid expenses and other	508	1,370
Accounts payable	2,674	27,694
Payroll and related taxes	(4,378)	4,874
Other	(617)	112

Net cash provided by operating activities	27,564	19,902

Cash flows from investing activities
Capital expenditures	(1,032)	(2,479)
Acquisitions, net of cash acquired	(2,428)	(1,250)

Net cash used in investing activities	(3,460)	(3,729)

Cash flows from financing activities
Payments under revolving credit facility, net	(25,808)	(25,113)
Proceeds from issuance of long-term debt	—	7,944
Exercise of stock options and warrants	1,615	1,341
Stock issuance costs	(113)	(73)
Cash paid for financing costs	—	(476)

Net cash used in financing activities	(24,306)	(16,377)

Effect of exchange rates on cash	130	103

Net decrease in cash	(72)	(101)
Cash, beginning of period	1,605	3,099

Cash, end of period	$1,533	$2,998

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
          The Company provides a full range of specialized IT staffing and project implementation services, including website development and integration, application programming and development, client/server development, systems software architecture and design, systems engineering and systems integration. The Company also provides services that complement its IT staffing services, such as vendor management, project solutions and permanent placement of IT professionals.
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
          In connection with the merger in 2004, the Company recorded reserves amounting to $17.2 million for severance payouts and the costs to exit duplicate office space. There was $0.5 million and $1.1 million as of September 30, 2007, and December 31, 2006, respectively, remaining in these reserves, consisting primarily of lease payments. Of the remaining lease payment balance at September 30, 2007, COMSYS expects to pay approximately $0.3 million in fiscal 2007 and the balance over the following two years.
          On October 31, 2005, the Company purchased all of the outstanding stock of Pure Solutions, Inc. (“Pure Solutions”), an information technology services company with operations in northern California. This acquisition was not material to the Company’s business. The purchase price was comprised of a $7.5 million cash payment at closing plus up to $7.5 million of earnout payments over three years. In connection with the purchase, the Company recorded a customer base intangible asset in the amount of $6.6 million, which was valued using a discounted cash flow analysis. The fair value of Pure Solutions’ net identifiable assets exceeded the initial purchase price by $1.1 million, and this amount was recorded as a liability at the date of purchase. In June 2006, the Company made an earnout payment of $1.25 million, of which $1.1 million was charged to the liability with the remainder to goodwill. Additional earnout payments of $1.25 million were accrued in December 2006 and June 2007, which were paid in January 2007 and July 2007, respectively. These payments and future earnout payments are recorded to goodwill. The operations of Pure Solutions are included in the consolidated statement of operations for periods subsequent to the purchase.
          From 2003 to March 2007, the Company owned a 19.9% equity interest in Econometrix, Inc. (“Econometrix”), a California-based vendor management systems software provider. On March 16, 2007, the Company purchased the remaining 80.1% of the outstanding common stock of Econometrix. This acquisition was not material to the Company’s business. Econometrix shareholders received 247,807 shares of COMSYS common stock in exchange for the remaining 80.1% interest. The operations of Econometrix are included in the consolidated statement of operations subsequent to the purchase on March 16, 2007.
          On May 31, 2007, the Company purchased all of the issued and outstanding membership interests in Plum Rhino Consulting L.L.C. (“Plum Rhino”), a specialty finance and accounting staffing services provider with operations in Georgia, Illinois, Missouri and North Carolina. This acquisition was not material to the Company’s business. The purchase price included the issuance of 253,606 shares of COMSYS common stock to the Plum Rhino members, debt payments of approximately $0.2 million and up to $3.7 million of earnout payments based on Plum Rhino’s achievement of specified annual EBITDA targets over a three-year period. In connection with the purchase, the Company recorded a customer base intangible asset in the amount of $3.2 million, which was valued using a discounted cash flow analysis, $2.2 million of goodwill and $0.6 million of tangible net assets. The operations of Plum Rhino are included in the consolidated statement of operations subsequent to the purchase on May 31, 2007.
3. Stock Compensation Plans
          In 2003, Venturi terminated its 1995 Equity Participation Plan (“1995 Plan”) in connection with its financial restructuring. Only 1,643 stock options remained outstanding under the 1995 Plan as of September 30, 2007, and these options have a weighted average exercise price of $244.43 per share and a weighted average remaining contractual life of two years. Although the 1995 Plan has been terminated and no future option issuances will be made under it, these remaining outstanding stock options will continue to be exercisable in accordance with their terms. As a result of the merger, all outstanding options under the 1995 Plan were vested and are exercisable.
          In 1999, Old COMSYS adopted the COMSYS Holding, Inc. 1999 Stock Option Plan (“1999 Plan”) under which officers and other key employees were granted stock options at or above the fair market value of the stock on the date of grant. Under the terms of the 1999 Plan, stock options vested over a five-year period from the date of grant and would expire after ten years. In the merger, effective September 30, 2004, each outstanding option under the 1999 Plan became exercisable, when vested, for 0.0001 of one share of Venturi (now COMSYS) common stock. Stock options for 39 shares remained outstanding under the 1999 Plan as of September 30, 2007, and these options have a weighted average exercise price of $20,000.00 per share and a weighted average remaining contractual life of four years. No future grants will be made under this plan.

          In 2003, Venturi adopted the 2003 Equity Incentive Plan (“2003 Equity Plan”). Under the 2003 Equity Plan, the Company may grant non-qualified stock options, incentive stock options and other stock-based awards in the Company’s common stock to officers and other key employees. On the date of the merger, all outstanding options under the 2003 Equity Plan vested and became exercisable. Options granted under the 2003 Equity Plan have a term of 10 years. The activity in the 2003 Equity Plan from January 1, 2006, through September 30, 2007, was as follows:

		Weighted-Average
	Number of Shares	Exercise Price

Outstanding at January 1, 2006	643,400	$8.96
Granted	—
Exercised	(100,202)	8.11
Forfeited	(3,000)	8.88

Outstanding at December 31, 2006	540,198	9.10

Granted	—
Exercised	(95,198)	9.51
Forfeited	—

Outstanding at September 30, 2007	445,000	$9.01

Exercisable at September 30, 2007	378,340	$9.09

Available for issuance at September 30, 2007	53,035

          In connection with the merger, the Company’s board of directors adopted and the stockholders approved the 2004 Stock Incentive Plan (as amended and restated in 2007, the “2004 Equity Plan”). Under the 2004 Equity Plan, the Company may grant non-qualified stock options, incentive stock options, restricted stock and other stock-based awards in its common stock to officers, employees, directors and consultants. Options granted under this plan have historically vested over a three-year period from the date of grant and expire after 10 years. The option activity in the 2004 Equity Plan from January 1, 2006, through September 30, 2007, was as follows:

	Number of	Weighted-Average
	Shares	Exercise Price

Outstanding at January 1, 2006	334,507	$8.54
Granted	256,000	11.07
Exercised	(107,416)	8.53
Forfeited	(47,507)	9.29

Outstanding at December 31, 2006	435,584	9.95

Granted	—
Exercised	(70,817)	9.56
Forfeited	(14,833)	9.56

Outstanding at September 30, 2007	349,934	$10.04

Exercisable at September 30, 2007	109,446	$9.75

Available for issuance as stock options or restricted stock at September 30, 2007	780,647

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
          Option valuation models, including the Black-Scholes model used by the Company, require the input of assumptions, including expected life and expected stock price volatility. Due to the limited number of option exercises following the merger, the expected term was estimated as the approximate midpoint between the vesting term and the contractual term; this represents the period of time that options granted are expected to be outstanding. The risk-free interest rate was based on U.S. Treasury rates in effect at the date of grant with maturity dates approximately equal to the expected life of the option at the grant date. Due to the limited trading history of the Company’s common stock following the merger, the expected volatility assumption for stock option grants prior to 2007 was based on an analysis of the actual realized historical volatility of the common stock of the Company as well as that of its peers. The expected volatility assumption for stock option grants or modifications during 2007 was based on actual historical volatility of the Company’s common stock from the period after our December 2005 common stock offering through fiscal 2006. The Company does not anticipate paying a dividend, and, therefore, no expected dividend yield was used.
          Cash received from option and warrant exercises was $1.6 million and $1.3 million during the first nine months of 2007 and 2006, respectively, and was included in financing activities in the accompanying consolidated statements of cash flows. The total intrinsic value of options exercised during the three months ended September 30, 2007, and October 1, 2006, was $60,000 and $0.8 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2007, and October 1, 2006, was $2.2 million and $0.8 million, respectively. The Company has historically used newly issued shares to satisfy share option exercises and expects to continue to do so in future periods.
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
          The following restricted stock activity has occurred from January 1, 2006, through September 30, 2007:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested balance at January 1, 2006	312,410	$11.20
Granted	578,659	10.44
Vested	(279,468)	4.13
Forfeited	(258,051)	4.64

Nonvested balance at December 31, 2006	353,550	15.56

Granted	244,000	21.70
Vested	(87,748)	16.63
Forfeited	(17,167)	12.26

Nonvested balance at September 30, 2007	492,635	$18.35

          The shares issued to employees in 2006 and the nine months ended September 30, 2007, under the 2004 Equity Plan are subject to a three-year time-based vesting requirement, except as noted below, and the compensation expense associated with these shares is amortized using the straight-line method. Forfeitures and grants in the table above include shares held by the Company’s former Chief Executive Officer, the vesting terms of which were modified in connection with his resignation from the Company (Note 8).
          Effective July 27, 2006, the Company entered into an employment agreement with its Chief Executive Officer, Larry L. Enterline. Mr. Enterline received a restricted stock award of 150,000 restricted shares of common stock under the 2004 Equity Plan in connection with the execution of his employment agreement. One-third (or 50,000 shares) was scheduled to vest on the grant date and two-thirds (or the remaining 100,000 shares) were scheduled to vest in substantially equal installments on each of January 1, 2007, January 1, 2008 and January 1, 2009. In accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), in July 2006, the Company recorded stock compensation expense of $0.7 million related to the vested shares. On September 29, 2006, the Company entered into a modification agreement with Mr. Enterline that amended the vesting schedule for Mr. Enterline’s restricted stock award. As a result of this amendment, the 50,000 shares that were originally scheduled to vest on the grant date were rescheduled to vest on the earlier of (i) January 1, 2009 or (ii) the termination of Mr. Enterline’s employment for any reason that would entitle him to severance benefits under Section 6 of his employment agreement (as amended from time to time). The Company recorded stock-based compensation expense of approximately $0.8 million in the third quarter of 2006 related to Mr. Enterline’s restricted shares, which included the $0.7 million initially recorded at the grant date.
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
          Effective June 1, 2007, the Committee approved equity grants to five executive officers, including our Chief Executive Officer. Half of these shares will vest in equal annual installments over three years. The remaining shares will performance vest at the end of the three-year period based on the Company’s earnings per share (“EPS”) growth as against the BMO staffing stock index during the three-year period. The performance shares will fully vest if the Company’s EPS growth is in the top 25% of the index. The performance shares will vest 50% or 25% if the Company’s EPS growth is in the second 25% or third 25% of the index, respectively. No shares will vest if the Company’s EPS growth is in the bottom 25% of the index. The fair value of the performance-based shares awarded was estimated assuming that performance goals will be reached. If such goals are not met, no performance-based compensation will be recognized and any previously recognized compensation cost will be reversed. The vesting percentages will be prorated within individual tiers, except that no shares will vest for EPS growth in the bottom tier.
          As of September 30, 2007, there was $7.3 million of total unrecognized compensation costs related to nonvested option and restricted stock awards granted under the plans, which are expected to be recognized over a weighted-average period of two years. The total fair value of shares and options that vested during the quarter ended September 30, 2007, was $62,000.
4. Income Taxes
          The income tax expense of $1.8 million for the nine months ended September 30, 2007, is the result of the release of part of the valuation allowance on Venturi’s acquired net deferred tax assets from the merger in the amount of $2.0 million, a provision for alternative minimum tax on U.S. taxable income and foreign income taxes on the Company’s profitable foreign operations in the amount of $0.4 million, net of an income tax benefit of $0.6 million due to a change in tax law related to the Texas margin tax. As of September 30, 2007, the Company had $58.7 million in net deferred tax assets and had recorded a valuation allowance against $57.8 million of those assets as the Company has concluded that it is more likely than not that these deferred tax assets will not be realized based principally upon the Company’s cumulative losses over the last three years. The decrease in the valuation allowance from December 31, 2006, resulted primarily from pre-tax book income earned during the quarter. Approximately $18.4 million of the valuation allowance is attributable to the deferred tax assets of the merger, for which any recognized tax benefits will be allocated to reduce goodwill or other noncurrent intangible assets.
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
          The Company has not paid United States federal income tax on the undistributed foreign earnings of its foreign subsidiaries as it is the Company’s intent to reinvest such earnings in its foreign subsidiaries. Pretax income attributable to the Company’s profitable foreign operations amounted to $0.4 million and $0.2 million in the three months ended September 30, 2007, and October 1, 2006, respectively, and $0.6 million and $0.3 million in the nine months ended September 30, 2007, and October 1, 2006, respectively.
          During 2006, the Internal Revenue Services (“IRS”) commenced a limited-scope examination of Venturi’s final tax return primarily reviewing items related to Venturi’s 2003 restructuring and the merger transaction with COMSYS Holding. The IRS completed this examination in May 2007. No audit adjustments were proposed.
          We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we have concluded there are no significant uncertain income tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007, which are the years ended December 31, 1999, through 2006. Some of these tax years remain subject to examination due to net operating loss carryforwards.
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
          Additionally, dilutive securities include 497,556 unvested restricted shares. The holders of unvested restricted stock are entitled to participate in dividends declared on common stock as if the shares were fully vested. As a result, for purposes of calculating basic earnings per common share, income attributable to unvested restricted stock has been excluded from net income.
          The computation of basic and diluted earnings per share is as follows, in thousands, except per share amounts:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006

Net income attributable to common stockholders — basic	$9,271	$2,819	$23,795	$15,693
Net income attributable to unvested restricted stockholders	231	—	574	—
Net income attributable to warrant holders	115	37	302	204

Total net income	$9,617	$2,856	$24,671	$15,897

Weighted average common shares outstanding — basic	19,459	18,698	19,182	18,604
Add: dilutive restricted stock, stock options and warrants	659	601	919	422

Diluted weighted average common shares outstanding	20,118	19,299	20,101	19,026

Basic earnings per common share	$0.48	$0.15	$1.24	$0.84
Diluted earnings per common share	$0.48	$0.15	$1.23	$0.84
          For the three months ended September 30, 2007, and October 1, 2006, 1,682 and 5,000 shares, respectively, attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. For the nine months ended September 30, 2007, and October 1, 2006, 1,682 and 263,000 shares, respectively, attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.
6. Long-Term Debt
          Long-term debt consisted of the following, in thousands:

	September 30,	December 31,
	2007	2006

Debt outstanding under credit facilities:
Senior credit facility—revolver	$66,484	$88,542
Senior credit facility—senior term loan	6,250	10,000

	72,734	98,542
Less current maturities	5,000	5,000

Long-term obligations, excluding current maturities	$67,734	$93,542

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
          Borrowings under the revolver are limited to 85% of eligible accounts receivable, as defined in the senior credit agreement and related amendments, reduced by the amount of outstanding letters of credit and designated reserves. At September 30, 2007, these designated reserves were a minimum availability reserve of $5.0 million, a $2.7 million reserve for outstanding letters of credit and a reserve for the Pure Solutions acquisition of $2.5 million. At September 30, 2007, the Company had outstanding borrowings of $66.5 million under the revolver at interest rates ranging from 7.51% to 8.50% per annum (weighted average rate of 7.62%) and excess borrowing availability under the revolver of $78.2 million for general corporate purposes. Fees paid on outstanding letters of credit are equal to the LIBOR margin then applicable to the revolver, which at September 30, 2007, was 1.75%. The principal balance of the senior term loan on that date was $6.25 million with an interest rate of 6.99%. The senior term loan is scheduled to be repaid in eight equal quarterly principal installments, the third of which was made on September 28, 2007.
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
          The senior credit agreement contains customary covenants, including the maintenance of a fixed charge coverage ratio and a total debt to adjusted EBITDA ratio, as defined. The senior credit agreement also places restrictions on the Company’s ability to enter into certain transactions without the approval of the lenders, such as the payment of dividends, disposition and acquisition of assets and the assumption of contingent obligations. As of September 30, 2007, the Company was in compliance with all covenant requirements.
7. Commitments and Contingencies
          The Company has indemnified members of its board of directors and its corporate officers against any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that the individual is or was a director or officer of the Company. The individuals are indemnified, to the fullest extent permitted by law, against related expenses, judgments, fines and any amounts paid in settlement. The Company also maintains directors and officers insurance coverage in order to mitigate exposure to these indemnification obligations. The maximum amount of future payments is generally unlimited. There was no amount recorded for these indemnifications at September 30, 2007, and December 31, 2006. Due to the nature of these indemnifications, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist related to these indemnifications.
          The Company leases various office space and equipment under noncancelable operating leases expiring through 2017. Certain leases include free rent periods, rent escalation clauses and renewal options. Rent expense is recorded on a straight-line basis over the term of the lease. Rent expense was $1.7 million and $1.8 million for the three months ended September 30, 2007, and October 1, 2006, respectively, and $5.2 million and $5.1 million for the nine months ended September 30, 2007, and October 1, 2006, respectively. Sublease income was $0 and $0.1 million for the three months ended September 30, 2007, and October 1, 2006, respectively, and $15,000 and $0.2 million for the nine months ended September 30, 2007, and October 1, 2006, respectively.
          In connection with the merger and the sale of Venturi’s commercial staffing business, the Company placed $2.5 million of cash and 187,556 shares of its common stock in separate escrows pending the final determination of certain state tax and unclaimed property assessments. The shares were released from escrow on September 30, 2006, in accordance with the merger agreement, while the cash remains in escrow. The Company has recorded liabilities for amounts management believes are adequate to resolve all of the matters these escrows were intended to cover; however, management cannot ascertain at this time what the final outcome of these assessments will be in the aggregate and it is reasonably possible that management’s estimates could change. The escrowed cash is included in restricted cash on the consolidated balance sheet. One of these liabilities was settled subsequent to the end of the quarter, and recorded in our consolidated financial statements as of September 30, 2007, as required by generally accepted accounting principles. This settlement resulted in a $3.8 million reduction to goodwill and other current liabilities. The Company intends to make a claim against the escrow account related to this settlement in the amount of $0.8 million.
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
9. Related Party Transactions
Related Party Accounts Receivable
          Elias J. Sabo, a member of the Company’s board of directors, also serves on the board of directors of The Compass Group, the parent company of CBS Personnel Holdings, Inc. (“CBS”) and Venturi Staffing Partners (“VSP”), a former Venturi subsidiary. As a result of the merger, the Company has an outstanding accounts receivable balance of approximately $0.1 million due from CBS. Additionally, VSP provides commercial staffing services to the Company and its clients in the normal course of its business. During the three months ended September 30, 2007, the Company and its clients purchased approximately $2.0 million of staffing services from VSP, of which approximately $1.9 million was for services provided to the Company’s vendor management clients. At September 30, 2007, the Company had approximately $0.8 million in accounts payable to VSP.
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
          Our revenue is primarily driven by bill rates and billable hours. Most of our billings for our staffing and project solutions services are on a time-and-materials basis, which means we bill our customers based on pre-agreed bill rates for the number of hours that each of our consultants works on an assignment. Hourly bill rates are typically determined based on the level of skill and experience of the consultants assigned and the supply and demand in the current market for those qualifications. General economic conditions, macro IT expenditure trends and competition may create pressure on our pricing. Increasingly, large customers, including those with preferred supplier arrangements, have been seeking pricing discounts or rebates in exchange for higher volumes of business or maintaining existing levels of business. Billable hours are affected by numerous factors, such as the quality and scope of our service offerings and competition at the national and local levels. We also generate fee income by providing vendor management and permanent placement services.
          Our principal operating expenses are cost of services and selling, general and administrative expenses. Cost of services is comprised primarily of the costs of consultant labor, including employees, subcontractors and independent contractors, and related employee benefits. Approximately 60% of our consultants are employees and the remainder are subcontractors and independent contractors. We compensate most of our consultants only for the hours that we bill to our clients, which allows us to better match our labor costs with our revenue generation. With respect to our consultant employees, we are responsible for employment-related taxes, medical and health care costs and workers’ compensation. Labor costs are sensitive to shifts in the supply and demand of IT professionals, as well as increases in the costs of benefits and taxes.

          The principal components of selling, general and administrative expenses are salaries, selling and recruiting commissions, advertising, lead generation and other marketing costs and branch office expenses. Our branch office network allows us to leverage certain selling, general and administrative expenses, such as advertising and back office functions.
          Our back office functions, including payroll, billing, accounts payable, collections and financial reporting, are consolidated in our customer service center in Phoenix, Arizona, which operates on a PeopleSoft platform. We also have a proprietary, web-enabled front-office exchange (“FOX”) that facilitates the identification, qualification and placement of consultants in a timely manner. We maintain a national recruiting center, a centralized call center for scheduling sales appointments and a centralized proposals and contract services department. We believe this scalable infrastructure allows us to provide high quality service to our customers and will facilitate our internal growth strategy and allow us to continue to integrate acquisitions rapidly.
          Our fiscal third quarter-end for 2007 and 2006 were September 30, 2007, and October 1, 2006, respectively.
Overview of Third Quarter 2007 Results
          Revenue and net income were $187.2 million and $9.6 million, respectively. Third quarter revenue included $1.9 million of revenue from Plum Rhino, the company we acquired on May 31, 2007. Revenue and net income were within our expectations and bill rates and gross margins continued to show the strength we saw throughout 2006 and the first half of 2007. Outside of operations, we continue to see interest savings from lower debt levels and the credit agreement amendments we announced in December, which enhanced our earnings.
          We ended the third quarter of 2007 at approximately 5,000 billable consultants on assignment. Like the first half of this year, our billable headcount fall-off at the end of the third quarter, which was consistent with the first and second quarters, continues to be larger than we experienced in 2006. We believe that headcount should follow seasonal patterns for the balance of 2007, and we anticipate that headcount at the end of the fourth quarter will be slightly below third quarter levels.
2007 Outlook
          In previous quarters, we reported the headcount fall off we experienced early in 2007 at two major customers and the impact this had on revenue. We have not yet fully recovered this headcount even though our overall order flow remains steady and we continue to see opportunities for our services. We have initiated targeted programs to enhance our organic revenue growth and have added additional sales management resources to sharpen our focus in this area. While we anticipate improved productivity from our sales efforts, we are managing the Company to continue to achieve our desired operating results in light of the flat organic revenue trend. We redirected some of our spending and moderated some non-essential spending generally at the end of the first quarter, and we saw the positive benefits of some of those initiatives late in the second quarter and throughout the third quarter. As always, we will monitor market conditions closely and we intend to respond quickly and appropriately to changes in our markets.
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
          We have benefited from low financial reporting tax rates and minimal cash income tax related payments for some time now, but we do not expect them to last indefinitely if we continue to be profitable.

Results of Operations
Quarter Ended September 30, 2007, Versus Quarter Ended October 1, 2006
          The following table sets forth the percentage relationship to revenues of certain items included in our unaudited consolidated statements of operations, in thousands, except percentages and headcount amounts:

	Three Months Ended		Percent of Revenues		Percent Change
	September 30,	October 1,	September 30,	October 1,	2007 vs.
	2007	2006	2007	2006	2006

Revenues from services	$187,195	$185,734	100.0%	100.0%	0.8%
Cost of services	139,945	139,991	74.8%	75.4%	0.0%

Gross profit	47,250	45,743	25.2%	24.6%	3.3%

Operating costs and expenses:
Selling, general and administrative	33,064	33,074	17.6%	17.8%	0.0%
Depreciation and amortization	1,653	2,198	0.9%	1.2%	(24.8%)

	34,717	35,272	18.5%	19.0%	(1.6%)

Operating income	12,533	10,471	6.7%	5.6%	19.7%
Interest expense, net	1,993	4,851	1.1%	2.6%	(58.9%)
Loss on early extinguishment of debt	—	2,468	0.0%	1.3%	(100.0%)
Other expense (income), net	(18)	22	0.0%	0.0%	(181.8%)

Income before income taxes	10,558	3,130	5.6%	1.7%	237.3%
Income tax expense	941	274	0.5%	0.2%	243.4%

Net income	$9,617	$2,856	5.1%	1.5%	236.7%

Billable headcount at end of period	4,982	5,181
          We recorded operating income of $12.5 million and net income of $9.6 million in the third quarter of 2007 compared to operating income of $10.5 million and net income of $2.9 million in the third quarter of 2006. The increase in operating income was due primarily to an increase in gross margin and a decrease in depreciation and amortization.
           Revenues. Revenues for the third quarter of 2007 and the third quarter of 2006 were $187.2 million and $185.7 million, respectively, representing an increase of 0.8%. The increase was due primarily to increases in average bill rates and the purchase of Plum Rhino in May 2007, partially offset by a decrease in billable hours as a result of lower headcount. Reimbursable expense revenue declined from $4.0 million in the third quarter of 2006 to $2.3 million in the third quarter of 2007, primarily due to lower consultant-related expenses at one major customer. This decline had no impact on gross margin dollars as the related reimbursable expense was recognized in the same period. Although average staffing headcount was down in the third quarter of 2007 as compared to the 2006 period, increases in bill rates raised staffing revenue up slightly. We continue to see bill rate pressures from our customers, particularly among Fortune 500 clients. Vendor management related fee revenue decreased 6.9% to $6.9 million in the third quarter of 2007 from $7.4 million in the third quarter of 2006. Revenues from the pharmaceutical and biotechnology sector increased by 19% in the third quarter of 2007 from the third quarter of 2006. This increase was partially offset by revenue decreases of 48% and 13% from the telecommunications and financial services sector, respectively, over the same period.
          Cost of Services. Cost of services for the third quarter of 2007 and the third quarter of 2006 were $139.9 million and $140.0 million, respectively, representing a slight decrease between periods. The decrease was due primarily to decreases in reimbursable expenses, as discussed above under Revenues. In addition, we are realizing the system fee reductions contemplated in our Econometrix acquisition. This reduction in gross cost of services from Econometrix is partially offset by the depreciation of the software, which is recorded in depreciation and amortization. Cost of services as a percentage of revenue decreased to 74.8% in the third quarter of 2007 from 75.4% in the third quarter of 2006. The decrease in cost of services as a percentage of revenue was primarily due to the increase in revenues in our vendor management service line and permanent placement fees. We have seen an increase in our average pay rates in 2007 over 2006; however, our bill rates have increased slightly more than the increase in our pay rates.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses were level in the third quarter of 2007 and the third quarter of 2006 at $33.1 million. Included in these amounts is $1.0 million and $0.9 million of stock-based compensation, respectively. As a percentage of revenue, selling, general and administrative expenses decreased slightly to 17.6% in the third quarter of 2007 from 17.8% in the third quarter of 2006.
          Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation of our fixed assets and amortization of our customer base intangible assets. For the third quarter of 2007 and the third quarter of 2006, depreciation and amortization expense was $1.7 million and $2.2 million, respectively, representing a decrease of 24.8% between periods. The reduction in depreciation and amortization expense was the result of a large asset becoming fully depreciated at the end of 2006 along with lower levels of capital expenditures, partially offset by the depreciation of the Econometrix software and the amortization of the Plum Rhino customer list intangible.
          Interest Expense, Net. Interest expense, net was $2.0 million and $4.9 million in the third quarter of 2007 and the third quarter of 2006, respectively, a decrease of 58.9%. The decrease was due to our overall debt reduction during 2006 and 2007 and the interest rate reductions.
          Provision for Income Taxes. Income tax expense in the three months ended September 30, 2007, is the result of the release of part of the valuation allowance on Venturi’s acquired net deferred tax assets from the merger, a provision for alternative minimum tax on U.S. taxable income and foreign income taxes on our profitable foreign operations, net of an income tax benefit due to a change in tax law related to the Texas margin tax.
          As of September 30, 2007, we had combined state and federal net operating loss carryforwards of approximately $217.7 million and had recorded a reserve against the assets for net operating loss carryforwards due to the uncertainty related to the realization of these amounts.
Nine Months Ended September 30, 2007, Versus Nine Months Ended October 1, 2006
          The following table sets forth the percentage relationship to revenues of certain items included in our unaudited consolidated statements of operations, in thousands, except percentages and headcount amounts:

	Nine Months Ended		Percent of Revenues		Percent Change
	September 30,	October 1,	September 30,	October 1,	2007 vs.
	2007	2006	2007	2006	2006

Revenues from services	$560,005	$551,935	100.0%	100.0%	1.5%
Cost of services	420,920	418,247	75.2%	75.8%	0.6%

Gross profit	139,085	133,688	24.8%	24.2%	4.0%

Operating costs and expenses:
Selling, general and administrative	101,625	101,595	18.1%	18.4%	0.0%
Depreciation and amortization	4,700	6,537	0.9%	1.2%	(28.1%)

	106,325	108,132	19.0%	19.6%	(1.7%)

Operating income	32,760	25,556	5.8%	4.6%	28.2%
Interest expense, net	6,709	12,381	1.2%	2.2%	(45.8%)
Loss on early extinguishment of debt	—	2,468	0.0%	0.4%	(100.0%)
Other income, net	(469)	(272)	(0.1%)	0.0%	72.4%

Income before income taxes	26,520	10,979	4.7%	2.0%	141.6%
Income tax expense (benefit)	1,849	(4,918)	0.3%	(0.9%)	(137.6%)

Net income	$24,671	$15,897	4.4%	2.9%	55.2%

          We recorded operating income of $32.8 million and net income of $24.7 million in the nine months ended September 30, 2007, compared to operating income of $25.6 million and net income of $15.9 million in the nine months ended October 1, 2006. The increase in operating income was due primarily to increases in revenues and gross margin and a decrease in depreciation and amortization.
          Revenues. Revenues for the nine months ended September 30, 2007, and the nine months ended October 1, 2006, were $560.0 million and $551.9 million, respectively, representing an increase of 1.5%. Reimbursable expense revenue declined from $11.7 million in the nine months ended October 1, 2006, to $7.8 million in the nine months ended September 30, 2007, primarily due to lower consultant-related expenses at one major customer. This decline had no impact on gross margin dollars as the related reimbursable expense was recognized in the same period. Although average staffing headcount was down in the first nine months of 2007 as compared to the 2006 period, increases in bill rates raised staffing revenue up slightly. We do continue to see bill rate pressures from our customers, particularly among Fortune 500 clients. Vendor management related fee revenue increased 4.3% to $20.8 million in the nine months ended September 30, 2007, from $19.9 million in the nine months ended October 1, 2006, due to the expansion and implementation of vendor management programs in response to increasing demand for such services. Revenues from the pharmaceutical and biotechnology sector increased by 22% in the nine months ended September 30, 2007, from the nine months ended October 1, 2006. This increase was partially offset by a 42% decrease in revenues from the telecommunications sector over the same period.
          Cost of Services. Cost of services for the nine months ended September 30, 2007, and the nine months ended October 1, 2006, were $420.9 million and $418.2 million, respectively, representing an increase of 0.6%. The increase was due to increases in labor costs and related expenses, which increased as a result of growth in our business. We have seen an increase in our average pay rates in 2007 over 2006; however our bill rates have increased slightly more than the increase in our pay rates. Reimbursable expenses declined as noted in the Revenues section. In addition, we started to realize system fee expense reduction as a result of our Econometrix acquisition in March 2007. This reduction in cost of services from the system fee savings is partially offset by higher depreciation costs on the Econometrix software, which is recorded in depreciation and amortization. Cost of services as a percentage of revenue decreased to 75.2% in the nine months ended September 30, 2007, from 75.8% in the nine months ended October 1, 2006. The decrease in cost of services as a percentage of revenue was primarily due to the increase in revenues in our vendor management service line and permanent placement fees.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses in the nine months ended September 30, 2007, and the nine months ended October 1, 2006, were $101.6 million in each period. Included in these amounts are $3.8 million and $2.6 million of stock-based compensation, respectively. Additionally, the nine months ended October 1, 2006, included $1.9 million in severance-related expenses to two former officers. As a percentage of revenue, selling, general and administrative expenses decreased slightly to 18.1% in the nine months ended September 30, 2007, from 18.4% in the nine months ended October 1, 2006.
          Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation of our fixed assets and amortization of our customer base intangible assets. For the nine months ended September 30, 2007, and the nine months ended October 1, 2006, depreciation and amortization expense was $4.7 million and $6.5 million, respectively, representing a decrease of 28.1% between periods. The reduction in depreciation and amortization expense was the result of a large asset becoming fully depreciated at the end of 2006 along with lower levels of capital expenditures, partially offset by the depreciation of the Econometrix software and the amortization of the Plum Rhino customer list intangible.
          Interest Expense, Net. Interest expense, net was $6.7 million and $12.4 million in the nine months ended September 30, 2007, and October 1, 2006, respectively, a decrease of 45.8%. The decrease was due to our overall debt reduction during 2006 and the interest rate reductions.
          Provision for Income Taxes. Income tax expense in the nine months ended September 30, 2007, is the result of the release of part of the valuation allowance on Venturi’s acquired net deferred tax assets from the merger, a provision for alternative minimum tax on U.S. taxable income and foreign income taxes on our profitable foreign operations, net of an income tax benefit due to a change in tax law related to the Texas margin tax. The income tax benefit for the nine months ended October 1, 2006, is the result of a federal income tax refund of $5.8 million, net of the impact of release of the valuation allowance on acquired net deferred tax assets from the merger and a provision for foreign income taxes related to our profitable foreign operations. The federal income tax refund resulted from legislation that allowed us to carry back a portion of our 2002 net operating loss to prior years. The refund resulted from a loss carryback to periods prior to the current ownership of the Company.
          As of September 30, 2007, we had combined state and federal net operating loss carryforwards of approximately $217.7 million and had recorded a reserve against the assets for net operating loss carryforwards due to the uncertainty related to the realization of these amounts. As a result of our Section 382 analysis related to the merger of Old COMSYS and Venturi, which may have been an ownership change as defined by the Internal Revenue Code, our federal and state net operating losses were reduced by approximately $0.7 million and $44.4 million, respectively, during the first quarter of 2007.

Liquidity and Capital Resources
Overview
          We have historically financed our operations through cash from operations, the issuance of common stock and borrowings under our credit facilities. Due to the requirements of our revolving credit facility, as discussed in more detail below under the “Cash Flows” section, we do not maintain a significant cash balance. Excess borrowing availability under our revolving credit facility at September 30, 2007, was $78.2 million. We believe our cash flow provided by operating activities coupled with existing cash balances and availability under our revolving credit facility will be sufficient to fund our working capital, debt service and purchases of fixed assets through fiscal 2007. In the event that we make acquisitions, we may need to seek additional capital from our lenders or the capital markets; there can be no assurance that additional capital will be available when we need it, or, if available, that it will be available on favorable terms.
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
          Borrowings under the revolving credit facility are limited to 85% of eligible accounts receivable, as defined in the senior credit agreement and related amendments, reduced by the amount of outstanding letters of credit and designated reserves. At September 30, 2007, these designated reserves were comprised of a minimum availability reserve of $5.0 million, a $2.7 million reserve for outstanding letters of credit and a reserve for the Pure Solutions acquisition of $2.5 million. At September 30, 2007, we had outstanding borrowings under the revolving credit facility of $66.5 million at interest rates ranging from 7.51% to 8.50% per annum (weighted average rate of 7.62%) and excess borrowing availability of $78.2 million for general corporate purposes. Fees paid on outstanding letters of credit are equal to the LIBOR margin then applicable to the revolver, which at September 30, 2007, was 1.75%. The principal balance of the senior term loan on that date was $6.25 million with an interest rate of 6.99%. The senior term loan is scheduled to be repaid in eight equal quarterly principal installments, the third of which was made on September 28, 2007.
Debt Compliance
          Our ability to continue operating is largely dependent upon our ability to maintain compliance with the financial covenants of our credit facilities. The senior credit agreement contains customary covenants, including the maintenance of a fixed charge coverage ratio and a total debt to adjusted EBITDA ratio, as defined in the senior credit agreement and related amendments. The senior credit agreement also places restrictions on our ability to enter into certain transactions without the approval of the lenders, such as the payment of dividends, disposition and acquisition of assets and the assumption of contingent obligations. The senior credit agreement provides for mandatory prepayments under certain circumstances. We have not paid cash dividends in the past and currently have no intention of paying them in the future. As of September 30, 2007, we were in compliance with all covenant requirements and we believe we will be able to comply with these covenants throughout 2007.
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
Cash Flows
          The following table summarizes our cash flow activity for the periods indicated, in thousands:

	Nine Months Ended
	September 30,	October 1,
	2007	2006

Net cash provided by operating activities	$27,564	$19,902
Net cash used in investing activities	(3,460)	(3,729)
Net cash used in financing activities	(24,306)	(16,377)
Effect of exchange rates on cash	130	103

Net decrease in cash	($72)	($101)

          Cash provided by operating activities in the nine months ended September 30, 2007, was $27.6 million compared to $19.9 million in the nine months ended October 1, 2006. The cash provided by operating activities for the nine months ended October 1, 2006, included the receipt of the income tax refund and related interest in the amount of $6.4 million. In addition to the cash provided by earnings, cash flows from operating activities are affected by the timing of cash receipts and disbursements and the working capital requirements of the business.
          Cash used in investing activities in the nine months ended September 30, 2007, was $3.5 million compared to $3.7 million in the nine months ended October 1, 2006. Our cash flows associated with investing activities in 2007 included capital expenditures of $1.0 million. Additionally, in January 2007 and July 2007, we made earnout payments to the former owners of Pure Solutions totaling $2.5 million. Our cash flows associated with investing activities in 2006 included capital expenditures in the amount of $2.5 million and an earnout payment to the former owners of Pure Solutions in the amount of $1.25 million.
          Capital expenditures for the nine months ended September 30, 2007, related primarily to the purchase of hardware and leasehold improvements. Capital expenditures in 2007 are currently expected to be approximately $3 million to $4 million.
          Cash used in financing activities was $24.3 million in the nine months ended September 30, 2007, compared to $16.4 million in the nine months ended October 1, 2006. Cash flows associated with financing activities primarily represent payments on our revolving credit facility. Cash flows associated with financing activities in 2007 also consist of $1.6 million received related to the exercise of stock options.

          Pursuant to the terms of the senior credit agreement, we maintain a zero balance in our primary domestic cash accounts. Any excess cash in our accounts is swept on a daily basis and applied to repay borrowings under the revolving credit facility, and any cash needs are satisfied through borrowings under the revolving credit facility. Cash recorded on our consolidated balance sheet at September 30, 2007, and December 31, 2006, in the amount of $1.5 million and $1.6 million, respectively, represents cash balances at our Toronto and United Kingdom subsidiaries.
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
Off-Balance Sheet Arrangements
          We had no off-balance sheet guarantees or other off-balance sheet arrangements as of September 30, 2007.
Related Party Transactions
Related Party Accounts Receivable
          Elias J. Sabo, a member of our board of directors, also serves on the board of directors of The Compass Group, the parent company of CBS Personnel Holdings, Inc. (“CBS”) and Venturi Staffing Partners (“VSP”), a former Venturi subsidiary. As a result of the merger, we have an outstanding accounts receivable balance of approximately $0.1 million due from CBS. Additionally, VSP provides commercial staffing services to us and to our clients in the normal course of its business. During the three months ended September 30, 2007, we and our clients purchased approximately $2.0 million of staffing services from VSP, of which approximately $1.9 million was for services provided to our vendor management clients. At September 30, 2007, we had approximately $0.8 million in accounts payable to VSP.
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
Critical Accounting Policies and Estimates
          Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, also referred to as GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates include the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. We evaluate these estimates and assumptions on an ongoing basis, including but not limited to those related to revenue recognition, the recoverability of goodwill, collectibility of accounts receivable, reserves for medical costs, tax-related contingencies and realization of deferred tax assets. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ materially from these estimates. There were no changes from the Critical Accounting Policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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
Interest Rate Risks
          Outstanding debt under our credit facilities at September 30, 2007, was approximately $72.7 million. Interest on borrowings under the facilities is based on the prime rate or LIBOR plus a variable margin. Based on the outstanding balance at September 30, 2007, a change of 1% in the interest rate would cause a change in interest expense of approximately $0.7 million on an annual basis.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
          Our management has established and maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures. As of September 30, 2007, our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2007.
Changes in Internal Controls over Financial Reporting
          There has been no change in our internal control over financial reporting during quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

COMSYS IT PARTNERS, INC.

Date: November 9, 2007	By:	/s/ Larry L. Enterline

	Name:	Larry L. Enterline
	Title:	Chief Executive Officer

Date: November 9, 2007	By:	/s/ Joseph C. Tusa, Jr.

	Name:	Joseph C. Tusa, Jr.
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of COMSYS IT Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on October 4, 2004).

3.2	Amended and Restated Bylaws of COMSYS IT Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the SEC on October 4, 2004).

3.3	First Amendment to the Amended and Restated Bylaws of COMSYS IT Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on May 4, 2005).

4.1	Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old COMSYS Holdings stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Form 8-A/A filed with the SEC on November 2, 2004).

4.2	Amendment No. 1 to Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old COMSYS Holdings stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed with the SEC on May 6, 2005).

4.3	Amended and Restated Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old Venturi stockholders party thereto (incorporated by reference to Exhibit 4.3 to the Form 8-A/A filed with the SEC on November 2, 2004).

4.4	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old Venturi stockholders party thereto (incorporated by reference to Exhibit 4.4 to the Form 10-Q filed with the SEC on May 6, 2005).

4.5	Voting Agreement, dated as of September 30, 2004, by and among the Registrant and the stockholders party thereto (incorporated by reference to Exhibit 2.4 to the Form 8-K filed with the SEC on October 4, 2004).

4.6	Voting Agreement, dated as of September 30, 2004, between the Registrant and MatlinPatterson Global Opportunities Partners, L.P. (incorporated by reference to Exhibit 2.5 to the Form 8-K filed with the SEC on October 4, 2004).

4.7#	Common Stock Purchase Warrant dated as of April 14, 2003, issued by the Company in favor of BNP Paribas (incorporated by reference to Exhibit 99.16 to the Form 8-K filed with the SEC on April 25, 2003).

4.8	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.6 to the Form 10-K filed with the SEC on April 1, 2005).

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.