Form 10-K
period 2007-12-30
COMSYS IT PARTNERS INC
filed 2008-03-12
CIK 948850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2007.
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     The aggregate market value of the voting common stock held by non-affiliates of the registrant as of July 1, 2007, (the last business day of the registrant’s most recently completed second fiscal quarter) was $338,279,987. For the purpose of calculating this amount only, all stockholders with more than 10% of the total voting power, all directors and all executive officers have been treated as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant does not have any non-voting common stock. The number of shares of the registrant’s common stock outstanding as of February 29, 2008, was 20,392,866.
DOCUMENTS INCORPORATED BY REFERENCE
     Parts of the definitive proxy statement for the registrant’s 2008 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          This Annual Report on Form 10-K, including information incorporated by reference, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to the financial condition, results of operations, plans, objectives, future performance and business of COMSYS IT Partners, Inc. and its subsidiaries. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All statements other than statements of historical facts included in, or incorporated into, this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements.
          These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, including:
•	our success in attracting, training, retaining and motivating billable consultants and key officers and employees;

•	our ability to shift a larger percentage of our business mix into IT solutions, project management and business process outsourcing and, if successful, our ability to manage those types of business profitably;

•	changes in levels of unemployment and other economic conditions in the United States, or in particular regions or industries;

•	weakness or reductions in corporate information technology spending levels;

•	our ability to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions;

•	the financial stability of our customers and other business partners and their ability to pay their outstanding obligations;

•	the impact of competitive pressures on our ability to maintain or improve our operating margins, including pricing pressures as well as any change in the demand for our services;

•	the entry of new competitors into the U.S. staffing services market due to the limited barriers to entry or the expansion of existing competitors in that market;

•	increases in employment-related costs such as healthcare and unemployment taxes;

•	the possibility of our incurring liability for the activities of our billable consultants or for events impacting our billable consultants on our clients’ premises;

•	the risk that we may be subject to claims for indemnification under our customer contracts;

•	the risk in an uncertain economic environment of increased incidences of employment disputes, employment litigation and workers’ compensation claims;

•	the risk that cost cutting or restructuring activities could cause an adverse impact on certain of our operations;

•	economic declines that affect our business, including our profitability, liquidity or the ability to comply with applicable loan covenants;

•	adverse changes in credit and capital markets conditions that may affect our ability to obtain financing or refinancing on favorable terms or that may warrant changes to existing credit terms;

•	adverse changes to management’s periodic estimates of future cash flows that may affect our assessment of our ability to fully recover our goodwill; and

•	whether governments will amend existing regulations or impose additional regulations or licensing requirements in such a manner as to increase our costs of doing business.
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

PART I
ITEM 1. BUSINESS
          Unless otherwise indicated or the context otherwise requires, all references in this report to “COMSYS,” the “Company,” “us,” “our” or “we” are to COMSYS IT Partners, Inc., a Delaware corporation formed in July 1995, and its consolidated subsidiaries. Except as otherwise specified, references to “Old COMSYS” are to COMSYS Holding, Inc., its subsidiaries and their respective predecessors prior to its merger with VTP, Inc., a wholly-owned subsidiary of Venturi Partners, Inc., on September 30, 2004, which we refer to as the “merger.” Venturi Partners, Inc. was the surviving entity in the merger and changed its name to “COMSYS IT Partners, Inc.” References to “Venturi” are to Venturi Partners, Inc., its subsidiaries and their respective predecessors prior to the merger, except those subsidiaries relating to Venturi’s commercial staffing business, which were sold simultaneously with the merger on September 30, 2004.
Company Overview
          We are a leading information technology (“IT”) services company and provide a full range of specialized staffing and project implementation services. Our comprehensive service offerings allow our clients to focus their resources on their core businesses rather than on recruiting, training and managing IT professionals. In using our staffing services, our clients benefit from:
•	our extensive recruiting channels, providing our clients ready access to highly-skilled and specialized IT professionals, often within 48 hours of submitting a placement request;

•	access to a flexible workforce, allowing our clients to manage their labor costs more effectively without compromising their IT goals; and

•	our knowledge of the market for IT resources, providing our clients with qualified candidates at competitive prices.
          We contract with our customers to provide both short- and long-term IT staffing services primarily at client locations throughout the United States. Our consultants possess a wide range of skills and experience, including website development and integration, application programming and development, client/server development, systems software architecture and design, systems engineering and systems integration.
          In addition to our core IT staffing business, we also offer our customers services that complement our staffing activities, such as:
•	vendor management, in which we assist our clients in quantifying, consolidating, rationalizing and monitoring their procurement of temporary staffing and other services from multiple suppliers;

•	project solutions, including custom software development and maintenance, packaged software development and network design and management;

•	recruitment and permanent placement of IT professionals; and

•	business intelligence solutions, transforming enterprise data into meaningful information aligning key performance indicators with strategic goals and objectives.
These additional services provide us opportunities to build relationships with new clients and enhance our service offerings to our existing clients.
          We had 4,986 consultants on assignment at December 30, 2007. We recruit our consultants through our internal proprietary database that contains information about more than 650,000 candidates, and also through the Internet, local and national advertising and trade shows. We have a specialized selection, review and reference process for our IT consultant candidates. This process is an integral part of maintaining the delivery of high quality service to our clients.
          We serve a broad and diversified customer base with over 1,000 corporate and government clients, including some of the largest users of IT services in the United States. These clients operate across a wide range of industry sectors, including financial services, telecommunications, manufacturing, information technology, government, pharmaceutical, biotechnology and transportation. Our customer base includes approximately 30% of the Fortune 500 companies and approximately 70% of the Fortune 50 companies. We have long-standing relationships with many of our clients, including relationships of more than a decade with many of our large customers. We believe our diverse customer base limits the risk associated with customer concentration. In 2007, for example, none of our customers represented more than 7% of our revenues and our 15 largest customers represented approximately 37% of our revenues.

          Our operations have a coast-to-coast presence in the United States, with 52 offices in 26 states as well as offices in Puerto Rico, Canada and the United Kingdom. This coverage allows us to meet the needs of our clients on a national basis and provides us with a competitive advantage over certain regional and local IT staffing providers.
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
          In connection with the merger, we changed the name of our corporation from “Venturi Partners, Inc.” to “COMSYS IT Partners, Inc.” Concurrent with the merger, we also completed the sale of Venturi’s commercial staffing services division, Venturi Staffing Partners, Inc., to CBS Personnel Services, Inc. (formerly known as Compass CS Inc.).
Services
          Our core business is providing IT staffing services. We also strive to differentiate ourselves from our competitors by offering additional services that complement our IT staffing services, including vendor management, project solutions and recruitment and permanent placement of IT professionals.
IT Staffing Services
          We provide a wide range of IT staffing services to companies in diversified markets, including financial services, telecommunications, manufacturing, information technology, federal, state and local government, pharmaceutical, biotechnology and transportation. We deliver qualified consultants and project managers for contract assignments and full-time employment across a number of technology disciplines. In light of the time- and location-sensitive nature of our core IT staffing services, offshore application development and maintenance centers have not to date proven critical to our operations or our competitive position.
          Our staffing services are generally provided on a time-and-materials basis, meaning that we bill our clients for the number of hours worked in providing services to the client. Hourly bill rates are typically determined based on the level of skill and experience of the consultants assigned and the supply and demand in the current market for those qualifications. Alternatively, the bill rates for some assignments are based on a mark-up over compensation and other direct and indirect costs. Assignments generally range from 30 days to over a year, with an average duration of six months. Certain of our contracts are awarded on the basis of competitive proposals, which can be periodically re-bid by the client.
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
Business Process Outsourcing
          Vendor Management Services. Vendor management services (“VMS”) allow our clients to automate and manage their procurement of and expenditures for temporary IT, clerical, finance, accounting and light-industrial personnel. The largest users of contingent workers may rely on dozens of suppliers to meet their labor needs. VMS provides a mechanism for clients to reduce their expenditures for temporary personnel services by automating and consolidating management of the contracting processes, standardizing pay rates for similar positions and reducing the number of suppliers providing these services. VMS gives our clients the ability to leverage their purchasing power for these temporary personnel services by standardizing their requisition, contract and procurement processes. Clients also benefit from working with only one supplier, receiving a consolidated invoice and having a single point of contact while retaining access to a full range of resources offered by a diverse portfolio of suppliers.
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
          Project Solutions. We complement our core competency in IT staffing and consulting services by offering our clients specialized project services that include project managers, project teams and turn-key deliverable-based solutions in the application development, integration and re-engineering, maintenance and testing practice areas. We have a number of specialty practice areas, including business intelligence, statistical analysis applications (“SAS”), enterprise resource applications (“ERP”), infrastructure data solutions and globalization and localization services. We provide these solutions through a defined IT implementation methodology. We deliver these solutions through teams deployed at a client’s site, offsite at development centers located in Kalamazoo, Michigan; Richmond, Virginia; Somerset, New Jersey and Portland, Oregon and, through a strategic alliance, offshore at technology centers located in India. Most of our project solutions work is also on a time-and-materials basis, but we do provide services from time to time on a fixed-price basis.
          Recruitment Process Outsourcing. We provide recruitment and human resource outsourcing services that enable companies to build competitive advantage through workforce recruitment and retention. With a focus on human capital solutions, we work as an extension of our clients’ internal HR department, providing a wide range of services that include full recruitment process outsourcing (“RPO”), on-demand and project recruitment services, executive search and human resource consulting.
Permanent Placement
          We also assist our clients in locating IT professionals for full-time positions within their organizations. We assist in recruitment efforts and screening potential hires. If a customer hires our candidate, we are generally compensated based on a percentage of the candidate’s first-year cash compensation. Billing is contingent on the candidate beginning their employment.
Industry Overview
          We believe the demand for IT staffing in the United States is highly correlated to economic conditions and overall employment trends and demand will increase with an improving economy; conversely, demand may contract during a constricting economy. After contraction in the IT staffing industry from late 2000 to 2002 caused by corporate overspending on IT initiatives during the late 1990s and subsequent poor economic conditions, the industry has expanded since the later half of 2003, growing by approximately 10% in both 2004 and 2005 and 9% in 2006 according to a July 2007 report by Staffing Industry Analysts, Inc. (“SIA”), an independent, industry-recognized research group. In the July 2007 report, SIA estimated 9% growth in 2007 IT staffing services. Forrester Research Inc., another independent, industry recognized research firm, forecasted a 3% growth in U.S. IT spending in 2008. Vendor management services are expected to grow at a much faster pace. According to a June 2007 SIA report, more than 50% of large companies are expected to have VMS programs by 2009, up from 34% in 2007.
          SIA estimates North America IT staffing revenue in 2007 to be approximately $20.7 billion. The IT staffing industry is fragmented and highly competitive. Based on SIA data for 2006, only one provider accounted for more than 10% of total IT staffing industry revenues. The top five IT staffing providers accounted for approximately 33% of total industry revenues, up from 27% of total industry revenue in 2004. We believe the larger competitors in our industry are better positioned to increase their respective market share due, in part, to the fact that many large companies increasingly source their IT staffing and service needs from a list of preferred service providers that meet specific criteria. The criteria typically include the service provider’s (i) geographic coverage relative to the client’s locations, (ii) size and market share, which is often measured by total revenues, (iii) proven ability to quickly fill client requests with qualified candidates, and (iv) pricing structure, including discounts and rebates. As a result, we believe that further consolidation of our industry will continue.
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
          Proven Track Record with a National Footprint. We believe our brand name, high quality consultant base and broad geographic presence give us a competitive advantage as corporate and governmental clients continue to consolidate their use of IT staffing providers. At December 30, 2007, we had 4,986 consultants on assignment. We offer a wide range of IT staffing expertise, including website development and integration, application programming and development, client/server development, systems software architecture and design, systems engineering and systems integration. Our coast-to-coast presence of 52 offices in 26 states allows us to meet the needs of our clients on a national basis, as well as build local relationships. For our large customers that have multiple IT centers in the United States, our geographic coverage allows us to provide consistent high quality service through a single point of contact.
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
          Diversified Revenue Base With Long-Term Customer Relationships. We have over 1,000 corporate and government clients, including approximately 30% of the Fortune 500 companies and approximately 70% of the Fortune 50 companies. During 2007, no single client represented more than 7% of our revenues and our 15 largest clients represented approximately 37% of our revenues. Our clients operate across a broad spectrum of markets, with our four largest end-markets consisting of financial services, telecommunications, pharmaceutical, biotechnology and information technology. We have long-standing relationships with many of our clients, including relationships of more than a decade with many of our large customers.
          Extensive Recruiting Channels and Effective Hiring Process. We believe our recruiting tools and processes and our depth of knowledge of the markets in which we operate provide us with a competitive advantage in meeting the demanding time-to-market requirements for placement of IT consultants. The placement of highly skilled personnel requires operational and technical knowledge to effectively recruit and screen personnel, match them to client needs, and develop and manage the resulting relationships. To find and place the best candidate with the applicable skill-set, we maintain a proprietary database that contains information about more than 650,000 candidates. We also recruit through the internet, local and national advertising and trade shows and we maintain two national recruiting centers. All of these resources assist us in locating qualified candidates quickly, often within 48 hours of a client placement request.
          Complementary Service Offerings. We believe our complementary service offerings help us to build and enhance our relationships with new and existing clients by providing us with cross-selling opportunities for all of our service offerings. In addition to our core business of IT staffing, we offer our customers vendor management services, project solutions and permanent placement of IT professionals through our business process outsourcing group. We began offering vendor management services in 2000 and now provide these services to 36 clients. We believe we are one of the leading vendor management businesses in the United States. We also evaluate opportunities to expand our service offerings based on customer demand and technology needs.
          Scalable Infrastructure. We have a scalable information technology and transaction processing infrastructure. Our back-office functions, including payroll, billing, accounts payable, collections and financial reporting, are consolidated in our customer service center in Phoenix, Arizona, which operates on a PeopleSoft platform. We also have a proprietary, web-enabled front-office system, which facilitates the identification, qualification and placement of consultants in a timely manner. In addition, we maintain a centralized call center for scheduling sales appointments and a centralized proposals and contract services department. We believe this infrastructure will facilitate our internal growth strategy and allow us to continue to integrate acquisitions rapidly.

Business Strategy
          Our goal is to become the leading provider of IT staffing and consulting services in the United States and to expand our complementary service offerings. We believe the following are key elements of our business strategy:
          Expand Our Services to Our Existing Client Base. We are focused on expanding our market share in IT staffing services through greater penetration of our existing client base and cross-selling of our various service lines. We believe our brand name and proven track record with our clients will allow us to become an increasingly significant preferred IT staffing provider to our clients. In order to facilitate our cross-selling opportunities, in 2006, we implemented our “storefront model” across our existing branch network wherein each branch offers all of our service lines. We believe that the storefront model will accelerate our ability to provide additional services, such as vendor management and project solutions, to our existing clients.
          Increase Our Customer Base within Our Existing Markets. We are focused on increasing our customer base by capitalizing on our broad geographic footprint and expansive and diverse range of services. We also plan to continue developing new customer relationships by leveraging our national and local sales forces through our 52 branch offices in the United States. We believe our reputation as a high quality provider of IT staffing services in our existing markets positions us to grow our share in certain of these markets with limited incremental fixed costs.
          Focus on Managed Solutions and Higher-Skills Staffing Opportunities. We plan to continue focusing on the practice areas in our project solutions group and on placements that require more highly-skilled IT professionals, which typically generate higher bill rates and margins. We also remain committed to identifying emerging information technology applications that have the potential to generate substantial demand and yield high margins.
          Attract and Retain Highly-Skilled Consultants. We believe one of the keys to our success is our ability to attract and retain highly-skilled consultants. To achieve this, we seek projects that provide our consultants the opportunity to work on complex applications or to learn new technologies. Our client profile, including approximately 30% of the Fortune 500 companies, is also attractive to professionals with more advanced skill sets. We monitor the IT consultant market continuously and offer competitive compensation and benefits. In addition, we continue to expand our online training offerings to our consultants and also provide consultant resource managers, who assist our consultants in their career development and help maintain a positive work environment.
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
          Expand Our Geographic Presence. We opened two new offices in 2007 and added six additional locations through acquisitions. We continue to seek opportunities to expand our national presence. New office expansion will enable us to reach new clients or provide our services to existing clients in other locations where we have not previously served them. In particular, we continue to evaluate expansion to other cities in the United States where we believe the competitive dynamics would be favorable and we could enter with limited investment.

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
          Our company-wide compensation program for account managers and recruiters is intended to provide incentives for higher margin business. One component of compensation for account managers and recruiters is commissions, which increase significantly for placements with higher gross profit contribution.
Employees and Consultants
          Of our 4,986 consultants on assignment at December 30, 2007, approximately 60% were employee consultants and approximately 40% were subcontractors and independent contractors. In addition, as of December 30, 2007, we had 777 permanent staff employees consisting primarily of management, administrative staff, account managers and recruiters. None of our employees are covered by collective bargaining agreements, and management believes that our relationships with our employees are good.
          We recruit our consultants through both centralized and decentralized recruiting programs. Our recruiters use our internal proprietary database, the Internet, local and national advertisements and trade shows. Our front office system maintains a current database containing information about more than 650,000 candidates, including their skills, education, desired work location and other employment-related information. The system enables us to scan, process and store thousands of resumes, making it easier for recruiters to identify, qualify and place consultants in a timely manner. It also allows billable consultants to electronically review and apply for job openings. In addition, we use our national recruiting center in Houston, Texas for sourcing IT professionals located in the U.S. This center enhances our local recruitment effort by providing additional resources to meet clients’ critical timeframes and broadening our capability to deliver resources in areas of the country where no local office exists. We also recruit qualified candidates through our candidate referral program, which pays a referral fee to eligible individuals responsible for attracting new recruits that are successfully placed by us on an assignment.

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
          In an effort to attract a broad spectrum of qualified billable consultants, we offer a wide variety of employment options and training programs. Through our training and development department, we offer an online training platform to our consultants. This program includes over 2,000 self-paced IT and business-related courses and 13 technical certification paths in course areas such as software development, enterprise data systems, internet and network technologies, web design, project management, operating systems, server technologies and business-related skills. We believe these training initiatives improve consultant recruitment and retention, increase the technical skills of our personnel and result in better service for our clients. We also provide consultant resource managers to assist our consultants in their career development and help maintain a positive work environment.
Competition
          We operate in a highly competitive and fragmented industry. There are relatively few barriers to entry into our markets, and the IT staffing industry is served by thousands of competitors, many of which are small, local operations. There are also numerous large national and international competitors that directly compete with us, including TEKsystems, Inc., Ajilon Consulting, MPS Group, Inc., Kforce Inc., Spherion Corporation, CDI Corp. and Robert Half International. Some of our competitors may have greater marketing and financial resources than us.
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
Regulation
          We are subject to various types of government regulations, including: employer/employee relationship between a firm and its employees, including tax withholding or reporting, social security or retirement, benefits, workplace compliance, wage and hour, anti-discrimination, immigration and workers’ compensation; registration, licensing, record keeping and reporting requirements; and federal contractor compliance.
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
Seasonality
          Our business is affected by seasonal fluctuations in corporate IT expenditures. Generally, expenditures are lowest during the first quarter of the year when our clients are finalizing their IT budgets. In addition, our quarterly results may fluctuate depending on, among other things, the number of billing days in a quarter and the seasonality of our clients’ businesses. Our business is also affected by the timing of holidays and seasonal vacation patterns, generally resulting in lower revenues and gross margins in the fourth quarter of each year. Extreme weather conditions may also affect demand in the first and fourth quarters of the year as certain of our clients’ facilities are located in geographic areas subject to closure or reduced hours due to inclement weather. In addition, we experience an increase in our cost of sales and a corresponding decrease in gross profit and gross margin in the first fiscal quarter of each year as a result of resetting certain state and federal employment tax rates and related salary limitations.
Available Information
          Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on the Investor Relations page of our website at www.COMSYS.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Information contained on our website, or on other websites that may be linked to our website, is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.
EXECUTIVE OFFICERS
          Information regarding the executive officers of COMSYS is as follows:

Name	Age	Position

Larry L. Enterline	55	Chief Executive Officer
Michael H. Barker	53	Executive Vice President and Chief Operating Officer
Ken R. Bramlett, Jr.	48	Senior Vice President, General Counsel and Corporate Secretary
David L. Kerr	55	Senior Vice President—Corporate Development
Amy Bobbitt	46	Senior Vice President and Chief Accounting Officer
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
          Michael H. Barker. Mr. Barker has served as our Executive Vice President and Chief Operating Officer since October 2006. Mr. Barker served as our Executive Vice President — Field Operations from the completion of the merger in September 2004 until October 2006. Prior to the merger, Mr. Barker had served as the President of Division Operations of Venturi since January 2003. From January 2001 through January 2003, Mr. Barker served as President of Venturi’s Technology Division. Prior to that time, Mr. Barker served as President of Divisional Operations of Venturi from October 1999 to January 2001 and as President of its Staffing Services Division from January 1998 until October 1999. Prior to joining Venturi, from 1995 to 1997 Mr. Barker served as the Chief Operations Officer for the Computer Group Division of IKON Technology Services, a diversified technology company.
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
          David L. Kerr. Mr. Kerr has served as our Senior Vice President — Corporate Development since the completion of the merger in September 2004. Prior to the merger, Mr. Kerr had served as Senior Vice President — Corporate Development of Old COMSYS since July 2004. Mr. Kerr joined Old COMSYS in October 1999 and served as its Chief Financial Officer and a Senior Vice President until December 2001. Old COMSYS retained Mr. Kerr as an independent consultant from January 2002 to July 2004, during which time Old COMSYS sought his advice and counsel on a number of business matters related to the IT staffing industry, including corporate development, mergers and acquisitions, divestitures, sales operations and financial transactions. Prior to joining Old COMSYS, Mr. Kerr was the Founder, Principal Officer, Shareholder and

Managing Director of Omni Ventures LLC and Omni Securities LLC. Mr. Kerr was previously a partner with KPMG where he specialized in merger and acquisition transactions.
          Amy Bobbitt. Ms. Bobbitt has served as our Senior Vice President and Chief Accounting Officer since September 2007. Prior to that, Ms. Bobbitt served as our Vice President of Finance since June 2006. Previously, Ms. Bobbitt was employed by Amkor Technology, Inc. from February 2005 to June 2006, where she served as Vice President and Corporate Controller. Prior to that, she served as Chief Accounting Officer and Corporate Controller at Rockford Corporation from December 2003 to February 2005. Ms. Bobbitt was the Vice President and Chief Financial Officer of Pima Capital Development Company for approximately eight years and was formerly an audit manager with Deloitte & Touche. Ms. Bobbitt received her Bachelor of Science in Business Administration, majoring in Accounting, from The Ohio State University and also maintains her Certified Public Accountant license.
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
          We depend on several large customers for a significant portion of our revenues. Our 15 largest customers represented approximately 37% of our revenues in 2007. Generally, we do not provide services to our customers under long-term contracts. If one or more of our large customers terminated an existing contract or substantially reduced the services they purchase from us, our revenues and results of operations would be adversely affected. In addition, large customers, including those with preferred supplier arrangements, increasingly have been seeking pricing discounts, rebates or other pricing concessions in exchange for higher volumes of business or maintaining existing levels of business. Furthermore, we may be required to accept less favorable terms regarding risk allocation, including assuming obligations to indemnify our clients for damages sustained in connection with the provision of our services. Additionally, we regularly evaluate the creditworthiness of our customers and continuously monitor accounts but typically we do not require collateral. Our allowance for doubtful accounts is based on an evaluation of the collectibility of specific accounts and on historical experience. These factors may potentially adversely affect our revenues and results of operations.
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
          We are required to pay a number of federal, state and local payroll and related costs, including unemployment and other taxes and insurance, workers’ compensation, FICA and Medicare, among others, for our employees. We also provide various benefits to our employees, including health insurance. Significant increases in the effective rates of any payroll-related costs would likely have a material adverse effect on our results of operations unless we can pass them along to our customers. Our costs could also increase if health care reforms expand the scope of mandated benefits or employee coverage or if regulators impose additional requirements and restrictions related to the placement of personnel.
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
          Our management, including our Chief Executive Officer and Chief Accounting Officer, does not expect that our disclosure controls and internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within COMSYS have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.
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
          In the past few years, more companies are using, or are considering using, low cost “offshore” outsourcing centers, particularly in India, to perform technology related work and projects. This trend has contributed to the slowing growth in domestic IT staff augmentation revenue as well as on-site solutions oriented projects. We have strategic alliances with Indian suppliers to provide our clients with a low cost offshore alternative, but have not, to date, pursued a broadbased offshore strategy. Our strategic decision not to pursue such a broadbased offshore strategy may adversely impact our revenue growth and profitability.
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
          We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which prohibits the amortization of goodwill and requires that goodwill and other intangible assets be tested annually for impairment. We perform these tests on an annual basis or more frequently if events or changes in circumstances indicate the asset might be impaired, and any significant adverse changes in our expected future operating results or outlook would likely result in impairment of the affected intangible assets that could have a material adverse impact on our results of operations and financial condition.
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
          As of December 30, 2007, our total debt was approximately $71.9 million, consisting of $66.9 million under a revolving line of credit and a $5.0 million senior term loan.
          Our indebtedness could have adverse consequences, including:
•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	limiting our ability to borrow additional funds.
          Our outstanding debt is subject to a borrowing base, and our lenders have substantial discretion to impose various reserves against it from time to time. Our outstanding debt bears interest at a variable rate, subjecting us to interest rate risk. Further, we use a substantial portion of our operating cash flow to pay interest on our debt instead of other corporate purposes. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. Our cash flow and capital resources may not be sufficient for payment of interest and principal on our debt in the future, and any such alternative measures may not be successful or may not permit us to meet scheduled debt service obligations. Any failure to meet our debt obligations could harm our business and financial condition.
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
          Our ability to make payments on our indebtedness and to fund our working capital requirements and other liquidity needs will depend on our ability to generate cash in the future. To a certain extent, this ability is subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving line of credit or otherwise in an amount sufficient to enable us to successfully execute our business strategy, pay our indebtedness and fund our other liquidity needs.
          If we are not able to repay our debt obligations on or prior to their maturity, we may need to refinance all or a portion of our indebtedness. Our revolving line of credit and senior term loan will mature in 2010 and, thus, we may be required to refinance any outstanding amounts under our credit facilities. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we are unable to generate sufficient cash flow to pay our indebtedness or to refinance our debt obligations on commercially reasonable terms, our business, financial condition and results of operations could be adversely affected.
If we default on our obligations to pay our indebtedness, or fail to comply with the covenants and restrictions contained in the agreements governing our indebtedness, our financial condition may be adversely affected by the consequences of any such default.
          If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to make required payments on our revolving line of credit, senior term loan or any future debt which we may incur, or if we fail to comply with the various covenants and restrictions contained in the agreements governing our indebtedness (including the ratio required under our credit facilities), we could be in default under the terms of such agreements governing our indebtedness.
          In the event of a default under any of our debt agreements that is not cured or waived, the holders of such indebtedness could elect to declare all amounts outstanding thereunder to be immediately due and payable. In addition, upon an event of default under our credit facilities that is not cured or waived, we would no longer be able to borrow funds under our credit facilities, which would make it difficult to operate our business. Moreover, because our credit facilities contain, and any future debt agreements into which we may enter may contain, customary cross-default provisions, an event of default under our credit facilities or any future debt agreements into which we may enter, if not cured or waived, could also permit some or all of our lenders to declare all outstanding amounts to be immediately due and payable.
          If the amounts outstanding under any of our debt agreements are accelerated, we cannot assure you that our assets will be sufficient to repay in full the money owed to our lenders or to our other debt holders. If we are unable to repay or refinance such accelerated amounts, lenders having secured obligations, such as the lenders under our revolving line of credit, could proceed against the collateral securing the debt, and we could be forced into bankruptcy or liquidation.
Risks Related to Investment in Our Common Stock
Shares of our common stock have been thinly traded in the past and the prices at which our common stock will trade in the future could fluctuate significantly.
          As of February 29, 2008, there were 20,392,866 shares of our common stock issued and outstanding. Although our common stock is listed on The NASDAQ Global Market and a trading market exists, the trading volume has not been significant and there can be no assurance that an active trading market for our common stock will develop or be sustained in the future. Our average daily trading volume during the twelve months ended February 29, 2008, was approximately 160,471 shares. As a result of the thin trading market, or “float,” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, investors may be unable to liquidate their investment in our stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. The prices at which our common stock will trade in the future could fluctuate significantly.

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
The market price and marketability of our shares may from time to time be significantly affected by numerous factors beyond our control, which may adversely affect our ability to raise capital through future equity financings or our ability to use equity in acquisitions.
          The market price of our shares may fluctuate significantly. In addition to lack of liquidity, many factors that are beyond our control may affect the market price and marketability of our shares and may adversely affect our ability to raise capital through equity financings or our ability to use equity in acquisitions. These factors include the following:
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
          As of February 29, 2008, Amalgamated Gadget, L.P. beneficially owned 19.6% of our outstanding common stock, Wachovia Investors, Inc. beneficially owned 17.6% of our outstanding common stock, Barclays Global Investors NA beneficially owned 5.7% of our outstanding common stock and Inland Partners, L.P. and Links Partners, L.P. collectively beneficially owned 5.6% of our outstanding common stock. As a practical matter, Amalgamated Gadget or Wachovia Investors acting alone or these stockholders acting collectively will be able to exert significant influence over, or determine, the direction taken by us and the outcome of future matters submitted to our stockholders, including the terms of any proposal to acquire us, subject to some limited protections afforded to minority stockholders under our charter.
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

Our certificate of incorporation contains certain provisions that could discourage an acquisition or change of control of COMSYS.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     We are headquartered in Houston, Texas and maintain 52 offices in 26 states, one in Puerto Rico, one in Toronto, Canada and one in the United Kingdom. Additionally, we have a customer service center in Phoenix, Arizona. We generally lease our office space under leases with initial terms of five to ten years. These leases typically contain such terms and conditions as are customary in each geographic market. Our offices are usually in office buildings, and occasionally in retail buildings, and our headquarters facilities and regional offices are in similar facilities. We believe that our offices are well maintained and suitable for their intended purpose. The lease on our corporate headquarters was renewed in August 2006 for ten years and will expire on February 28, 2017. As of December 30, 2007, we leased approximately 418,000 square feet.
ITEM 3. LEGAL PROCEEDINGS
     From time to time we are involved in certain disputes and litigation relating to claims arising out of our operations in the ordinary course of business. Further, we are periodically subject to government audits and inspections. In the opinion of our management, matters presently pending will not, individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations or cash flows.
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
          The following table includes the high and low sales prices for our common stock as reported on the NASDAQ Global Market and the Nasdaq National Market for each quarter during the period from January 2, 2006, through December 28, 2007.

	High	Low
2006
First Quarter	$12.50	$10.05
Second Quarter	15.64	9.82
Third Quarter	19.25	12.82
Fourth Quarter	21.85	16.81

2007
First Quarter	$23.00	$18.77
Second Quarter	25.36	19.13
Third Quarter	23.22	14.63
Fourth Quarter	18.95	11.60
          As of February 29, 2008, the closing price of our common stock was $9.42, there were 20,392,866 shares of our common stock outstanding and there were 489 holders of record of our common stock.
Dividend Policy
          Because our policy has been to retain earnings for use in our business, we have not historically paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business. In addition, our credit facilities currently prohibit the payment of cash dividends. Also, holders of warrants to purchase our common stock and holders of unvested restricted stock also participate in dividend payments. As a result, any dividend payments must be allocated to warrant holders and unvested restricted stock holders, as well as common stock holders. In the future, our board of directors will determine whether to pay cash dividends based on conditions then existing, including our earnings, financial condition, capital requirements, financing arrangements, the terms of our credit facilities and other contractual obligations and any other factors our board of directors deems relevant.
          The information required by Item 201(d) of Regulation S-K is incorporated herein by reference to the section entitled “Equity Compensation Plan Information” in our Proxy Statement for our 2008 Annual Stockholders’ meeting, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 6. SELECTED FINANCIAL DATA
          You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes appearing elsewhere in this report.
          For accounting purposes, the merger of Old COMSYS and Venturi was treated as a reverse merger, in which Old COMSYS was deemed to be the acquirer. The selected financial data for all periods prior to the merger on September 30, 2004, reflect the historical results of Old COMSYS. The selected financial data for periods subsequent to September 30, 2004, reflect financial results of COMSYS after giving effect to the merger and include Venturi’s results of operations from the effective date of the merger.
          The consolidated statements of operations data for the fiscal years ended December 30, 2007, December 31, 2006, January 1, 2006, and January 2, 2005, and the consolidated balance sheets data at December 30, 2007, December 31, 2006, and January 1, 2006 are derived from the audited consolidated financial statements appearing elsewhere in this report. The consolidated statements of operations data for the fiscal year ended December 31, 2003, and the consolidated balance sheets data at January 2, 2005, and December 31, 2003, are derived from Old COMSYS’ audited consolidated financial statements that are not included in this report. In light of the merger of Old COMSYS and Venturi, the historical data presented below is not indicative of future results. We did not pay any cash dividends on our common stock during any of the periods set forth in the following table.

	Year Ended
	December 30,	December 31,	January 1,	January 2,	December 31,
(In thousands, except per share data)	2007(1)	2006(1)	2006(1)	2005(1)	2003

Consolidated Statements of Operations Data:
Revenues from services	$743,265	$736,645	$661,657	$437,013	$332,850
Cost of services	558,074	557,598	505,233	331,474	251,501

Gross profit	185,191	179,047	156,424	105,539	81,349

Operating costs and expenses:
Selling, general and administrative	135,423	135,651	120,357	86,376	63,881
Restructuring and integration costs	—	—	4,780	10,322	854
Depreciation and amortization	6,426	8,717	9,067	14,564	15,870

	141,849	144,368	134,204	111,262	80,605

Operating income (loss)	43,342	34,679	22,220	(5,723)	744
Interest expense and other expenses, net(2)	7,714	15,208	17,061	51,848	37,234
Loss on early extinguishment of debt	—	3,191	2,227	2,986	—
Income tax expense (benefit)	2,279	(4,767)	783	(5,402)	760

Net income (loss) before dividends	33,349	21,047	2,149	(55,155)	(37,250)
Preferred stock dividends and accretion(2)	—	—	—	—	(19,240)

Net income (loss)	$33,349	$21,047	$2,149	$(55,155)	$(56,490)

Basic earnings (loss) per common share(3)	$1.67	$1.10	$0.14	$(14.20)	$(23,153.48)
Diluted earnings (loss) per common share(3)	$1.66	$1.10	$0.14	$(14.20)	$(23,153.48)

Weighted average basic and diluted shares outstanding(3):
Basic	19,255	18,449	15,492	3,884	2.4
Diluted	20,100	19,137	15,809	3,884	2.4

	As of
	December 30,	December 31,	January 1,	January 2,	December 31,
(In thousands)	2007(1)	2006(1)	2006(1)	2005(1)	2003

Consolidated Balance Sheets Data:
Total assets(2)	$402,469	$375,034	$366,921	$322,481	$168,119
Mandatorily redeemable preferred stock, redeemable common stock and warrant liability(2)	—	—	—	23,314	360,721
Other debt, including current maturities	71,903	98,542	142,273	140,123	111,706
Stockholders’ equity (deficit)(2)	144,632	94,770	71,096	36,025	(373,180)

(1)	Historically, Old COMSYS’ fiscal year ended on December 31st, while Venturi’s fiscal year ended on the Sunday closest to December 31st. In connection with the merger, we adopted Venturi’s fiscal year-end. Accordingly, our fiscal year-ends for 2007, 2006, 2005 and 2004 were December 30, 2007, December 31, 2006, January 1, 2006, and January 2, 2005, respectively.

(2)	Effective July 1, 2003, Old COMSYS adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”), which resulted in the reclassification of Old COMSYS’ mandatorily redeemable preferred stock and accrued dividends of $337.7 million and $1.4 million of common stock, to noncurrent liabilities. Stockholder notes receivable for the purchase of redeemable securities were reclassified out of equity and recorded as noncurrent assets. Additionally, Old COMSYS reclassified $3.7 million of unamortized issuance costs associated with the mandatorily redeemable preferred stock to other assets. Old COMSYS also began to recognize dividends declared and the amortization of the deferred issuance costs associated with the mandatorily redeemable preferred stock as interest expense.

(3)	The loss per share data and weighted average number of shares outstanding for periods prior to the merger have been retroactively restated to reflect the exchange ratio of 0.0001 of a share of our common stock for each share of Old COMSYS stock outstanding immediately prior to the merger as if such exchange had occurred at the beginning of each of the periods presented.

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
Our Business
          Our mission is to become a leading company in the professional services industry in the United States. We intend to pursue this mission through a combination of internal growth and strategic acquisitions that complement or enhance our business.
          Industry trends that affect our business include:
•	rate of technological change;

•	rate of growth in corporate IT and professional services budgets;

•	penetration of IT and professional services staffing in the general workforce;

•	outsourcing of the IT and professional services workforce; and

•	consolidation of supplier bases.
          We anticipate our growth will be primarily generated from greater penetration of our service offerings with our current clients, introducing new service offerings to our customers and obtaining new clients. Our strategy for achieving this growth includes cross-selling our vendor management services, project solutions services and process solutions services to existing IT staffing customers, aggressively marketing our services to new clients, expanding our range of value-added services, enhancing brand recognition and making strategic acquisitions.
          The success of our business depends primarily on the volume of assignments we secure, the bill rates for those assignments, the costs of the consultants that provide the services and the quality and efficiency of our recruiting, sales and marketing and administrative functions. Our brand name, our proven track record, our recruiting and candidate screening processes, our strong account management team and our efficient and consistent administrative processes are factors that we believe are key to the success of our business. Factors outside of our control, such as the demand for IT and other professional services, general economic conditions and the supply of qualified professionals, will also affect our success.
          Our revenue is primarily driven by bill rates and billable hours. Most of our billings for our staffing and project solutions services are on a time-and-materials basis, which means we bill our customers based on pre-agreed bill rates for the number of hours that each of our consultants works on an assignment. Hourly bill rates are typically determined based on the level of skill and experience of the consultants assigned and the supply and demand in the current market for those qualifications. General economic conditions, macro IT and profession service expenditure trends and competition may create pressure on our pricing. Increasingly, large customers, including those with preferred supplier arrangements, have been seeking pricing discounts in exchange for higher volumes of business or maintaining existing levels of business. Billable hours are affected by numerous factors, such as the quality and scope of our service offerings and competition at the national and local levels. We also generate fee income by providing vendor management and permanent placement services.
          Our principal operating expenses are cost of services and selling, general and administrative expenses. Cost of services is comprised primarily of the costs of consultant labor, including employees, subcontractors and independent contractors, and related employee benefits. Approximately 60% of our consultants are employees and the remainder are subcontractors and independent contractors. We compensate most of our consultants only for the hours that we bill to our clients, which allows us to better match our labor costs with our revenue generation. With respect to our consultant employees, we are responsible for employment-related taxes, medical and health care costs and workers’ compensation. Labor costs are sensitive to shifts in the supply and demand of professionals, as well as increases in the costs of benefits and taxes.

          The principal components of selling, general and administrative expenses are salaries, selling and recruiting commissions, advertising, lead generation and other marketing costs and branch office expenses. Our branch office network allows us to leverage certain selling, general and administrative expenses, such as advertising and back office functions.
          Our back office functions, including payroll, billing, accounts payable, collections and financial reporting, are consolidated in our customer service center in Phoenix, Arizona, which operates on a PeopleSoft platform. We also have a proprietary, web-enabled front-office system that facilitates the identification, qualification and placement of consultants in a timely manner. We maintain a national recruiting center, a centralized call center for scheduling sales appointments and a centralized proposals and contract services department. We believe this scalable infrastructure allows us to provide high quality service to our customers and will facilitate our internal growth strategy and allow us to continue to integrate acquisitions rapidly.
          Historically, Old COMSYS’ fiscal year ended on December 31st, while Venturi’s fiscal year ended on the Sunday closest to December 31st. In connection with the merger, we adopted Venturi’s fiscal year-end. Accordingly, our fiscal year-ends for 2007, 2006 and 2005 were December 30, 2007, December 31, 2006, and January 1, 2006, respectively.
Overview of 2007 Results
          Our stated priorities for 2007 were internal growth, efficiency improvements, improved working capital management and expansion of our operations through acquisitions. We made the following progress against each during the year.
          Our revenues grew 0.9% in 2007 from 2006. We ended the year with 4,986 billable consultants, which was essentially unchanged from the end of 2006. Early in the year, we experienced large fall off at two major customers, which impacted our headcount throughout the year and caused our revenue growth in the second, third and fourth quarters to lag our peers. Average bill rates in 2007 increased slightly from 2006 average bill rates despite pricing pressures at several large clients.
          We continued to see the benefits of our efficiency improvements throughout 2007, and these improvements allowed us to redirect resources closer to the point of sale. Selling, general and administrative expenses decreased by 0.2% in 2007 from 2006, and selling, general and administrative expenses as a percentage of revenue decreased to 18.2% in 2007 from 18.4% in 2006.
          Due to our improved profitability and working capital management, our debt balance declined to $71.9 million at the end of 2007 from $98.5 million at the end of 2006. During 2007, we generated $58.8 million of cash flow from operations and used $30.9 million for acquisitions. We expect to make further debt reductions in 2008.
          Our final priority was to expand our operations through selected acquisitions. During 2007, we completed four acquisitions. Our March 2007 acquisition of Econometrix allowed us to bring a valuable VMS software program in-house. The May 2007 acquisition of Plum Rhino expanded our offerings into the specialty finance and accounting sector, which has provided cross-selling opportunities and expanded our offerings outside of IT. Finally, in December 2007, we purchased T. Williams Consulting, LLC, a recruitment process outsourcing business, and Praeos Technologies, Inc., a business intelligence practice, to complement our existing solutions offerings. These acquisitions will allow us to expand our managed solutions and process solutions offerings through our newly developed Process Solutions Group, which will complement our traditional staffing and consulting businesses.
          With 2007 behind us, we now have three full years of profitable operations since the merger. Overall, we were able to increase our gross profit by 3% and our net income by 59% from 2006 levels. The decrease in our debt balance led to a reduction of 47% in our net interest expense during 2007.
2008 Outlook
          Our priorities for 2008 will remain straightforward. We plan to keep internal growth at the top of our priority list, and we will focus on sales, marketing and recruiting to our core customer base and on adding new customers. Additionally, we will continue to work on improving our balance sheet, where we feel we can generate additional cost savings through further debt reductions and working capital management. Continuing improvements in efficiency will also be a priority, and we are devoting considerable attention to process improvements, especially in sales and recruiting and in our front and back offices. We will complement these priorities by looking for acquisitions at reasonable prices that have synergies with our existing operations.

          We have benefited from low tax rates for financial reporting for some time now, but we do not expect that to last indefinitely if we continue to be profitable. If we continue to be profitable, we will continue to evaluate each quarter our estimates of the recoverability of our deferred tax assets based on our assessment of whether any portion of these fully-reserved assets become more likely than not recoverable through future taxable income. At such time, if any, that we no longer have a reserve for our deferred tax assets, we will begin to provide for taxes at the full statutory rate. Our actual cash paid for taxes is expected to remain low in 2008.
Results of Operations
     The following table sets forth the percentage relationship to revenues of certain items included in our consolidated statements of operations, in thousands, except percentages and headcount amounts:

	Year Ended						Percent Change
	December 30,	December 31,	January 1,	December 30,	December 31,	January 1,	2007 vs		2006 vs
	2007	2006	2006	2007	2006	2006	2006		2005

Revenues from services	$743,265	$736,645	$661,657	100.0%	100.0%	100.0%		0.9%	11.3%
Cost of services	558,074	557,598	505,233	75.1	75.7	76.4		0.1%	10.4%

Gross profit	185,191	179,047	156,424	24.9	24.3	23.6		3.4%	14.5%

Operating costs and expenses:
Selling, general and administrative	135,423	135,651	120,357	18.2	18.4	18.1		-0.2%	12.7%
Restructuring and integration costs	—	—	4,780	—	—	0.7		N/A	-100.0%
Depreciation and amortization	6,426	8,717	9,067	0.9	1.2	1.4		-26.3%	-3.9%

	141,849	144,368	134,204	19.1	19.6	20.2		-1.7%	7.6%

Operating income	43,342	34,679	22,220	5.8	4.7	3.4		25.0%	56.1%
Interest expense, net	8,250	15,518	17,262	1.0	2.1	2.7		-46.8%	-10.1%
Loss on early extinguishment of debt	—	3,191	2,227	—	0.4	0.3	-	100.0%	43.3%
Other income, net	(536)	(310)	(201)	0.0	0.0	0.0		72.9%	54.2%

Income before income taxes	35,628	16,280	2,932	4.8	2.2	0.4		118.8%	455.3%
Income tax expense (benefit)	2,279	(4,767)	783	0.3	(0.7)	0.1	-	147.8%	-708.8%

Net income	$33,349	$21,047	$2,149	4.5%	2.9%	0.3%		58.5%	879.4%

Billable headcount at end of period	4,986	4,996	5,002
Year Ended December 30, 2007, Versus Year Ended December 31, 2006
          We recorded operating income of $43.3 million and net income of $33.3 million in 2007 compared to operating income of $34.7 million and net income of $21.0 million in 2006. The increase in operating income was due primarily to stronger gross profit margins on slightly higher revenue and lower depreciation and amortization expense, while slightly reducing selling, general and administrative expenses, as discussed above in “Overview of 2007 Results.”
          Revenues. Revenues for 2007 and 2006 were $743.3 million and $736.6 million, respectively, representing an increase of 0.9%. Reimbursable expense revenue declined to $11.1 million in 2007 from $16.0 million in 2006, primarily due to lower consultant-related expenses at one major customer. This decline had no impact on gross margin dollars as the related reimbursable expense was recognized in the same period. Absent the decline in reimbursable expenses, revenues for 2007 increased 1.6% from the prior year. Although average staffing headcount was down during 2007 as compared to 2006, increases in bill rates caused staffing revenue to increase slightly. Vendor management related fee revenue increased 13.2% to $28.3 million in 2007 from $25.0 million in 2006 due to expansion and implementation of vendor management programs in response to increasing demand for such services. We continue to see bill rate pressures from our customers, particularly among Fortune 500 clients. Our revenue growth was driven primarily by our clients in the pharmaceutical and biotechnology sector. Revenues from the pharmaceutical and biotechnology sector increased by 23% in 2007 from 2006. This increase was partially offset by revenue decreases of 29% and 5% from the telecommunications and financial services sectors, respectively, over the same period.
          Cost of Services. Cost of services for 2007 and 2006 were $558.1 million and $557.6 million, respectively, representing an increase of 0.1%. Cost of services as a percentage of revenue decreased slightly to 75.1% in 2007 from 75.7% in 2006. The decrease in cost of services as a percentage of revenue was primarily due to revenues increasing at a faster rate than the costs related to various labor expenses such as pay rates for consultants, state unemployment taxes and health care expenses.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses in 2007 and 2006 were $135.4 million and $135.7 million, respectively, representing a decrease of 0.2%. Included in these amounts are $4.5 million and $3.3 million of stock-based compensation, respectively. The decrease in total selling, general and administrative expenses was due primarily to the benefits of our efficiency improvements and targeted cost reductions, partially offset by increases in stock-based compensation and rent expense. Additionally, the 2006 amount includes $1.9 million in severance-related expenses to two former officers and the 2007 amount includes $1.0 million in bad debt expense related to the bankruptcy of VMS provider Chimes. As a percentage of revenue, selling, general and administrative expenses decreased slightly to 18.2% in 2007 from 18.4% in 2006.
          Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation of our fixed assets and amortization of our customer base intangible assets. For 2007 and 2006, depreciation and amortization expense was $6.4 million and $8.7 million, respectively, representing a decrease of 26.3% between periods. The decline was the result of a large asset becoming fully depreciated at the end of 2006 along with lower levels of capital expenditures, partially offset by the depreciation of the Econometrix software and the amortization of the Plum Rhino customer list intangible asset.
          Interest Expense. Interest expense was $8.3 million and $15.5 million in 2007 and 2006, respectively, a decrease of 46.8% that was due to a reduction in interest payments due to our overall debt reduction during 2006 and 2007 and a reduction in the related interest rates.
          Provision for Income Taxes. The 2007 income tax is much lower than typical statutory rates given that income tax expense was in large part offset by a decrease in our valuation allowance. The 2007 expense contains the following amounts: current expenses in the amount of $0.3 million for federal alternative minimum tax; $0.3 million for the Texas Margin tax and other miscellaneous state income tax expenses and $0.1 million for foreign income taxes related to our profitable United Kingdom subsidiary, a deferred expense in the amount of $2.3 million resulting from the release of a portion of the valuation allowance on Venturi’s acquired net deferred assets from the merger and a deferred state tax benefit of $0.7 million related to the conversion of our Texas net operating loss carryforwards into the new Texas Margin tax credit. Although our net deferred tax asset is substantially offset with a valuation allowance, a portion of our fully-reserved deferred tax assets that became realized through operating profits are recognized as adjustments to the purchase price as a reduction to goodwill to the extent they relate to benefits acquired in the merger. This then results in deferred tax expense as the assets are utilized. This portion of deferred tax expense represents the consumption of pre-merger deferred tax assets that were acquired with zero basis. In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, we calculated a goodwill bifurcation ratio in the year of the merger to determine the amount of deferred tax asset realizable expense that should be offset to goodwill prospectively. The income tax benefit for 2006 is the result of a federal income tax refund of $5.8 million, net of the impact of release of the valuation allowance on acquired net deferred tax assets from the merger and a provision for foreign income taxes related to our profitable foreign operations. The federal income tax refund resulted from legislation that allowed us to carry back a portion of our 2002 net operating loss to prior years. The refund resulted from a loss carryback to periods prior to the current ownership of the Company. In 2007, we paid $0.8 million in taxes, and, in 2006, we received a tax refund, net of taxes paid, of $5.7 million.
          As of December 30, 2007, we had combined state and federal net operating loss carryforwards of approximately $217.1 million, an alternative minimum tax credit carryfoward of $0.3 million, and had recorded a reserve against the assets for net operating loss carryforwards due to the uncertainty related to the realization of these amounts. As a result of our Section 382 analysis related to the merger of Old COMSYS and Venturi, which may have been an ownership change as defined by the Internal Revenue Code, our federal and state net operating losses were reduced by approximately $0.7 million and $44.4 million, respectively, during the first quarter of 2007.
Year Ended December 31, 2006, Versus Year Ended January 1, 2006
          We recorded operating income of $34.7 million and net income of $21.0 million in 2006 compared to operating income of $22.2 million and net income of $2.1 million in 2005. The increase in operating income was due primarily to an increase in gross margin and our acquisition of Pure Solutions in October 2005, partially offset by increases in cost of services and selling, general and administrative expenses.
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
          Stock-based compensation expense in 2006 was $3.3 million. At December 31, 2006, we had two types of stock-based employee compensation: stock options and restricted stock. Prior to January 2, 2006, we accounted for these awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No stock-based compensation expense related to stock options was recorded in periods prior to January 2, 2006, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. All stock-based compensation expense recorded prior to January 2, 2006, related to restricted stock grants. We measure the fair value of restricted shares based upon the closing market price of our common stock on the date of grant. Restricted stock awards that vest in accordance with service conditions are amortized over their applicable vesting period using the straight-line method. Effective January 2, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The straight-line recognition method is used to recognize compensation expense associated with share-based payments that are subject to graded vesting based on service conditions. Results for prior periods have not been restated.
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
Liquidity and Capital Resources
Overview
          We have historically financed our operations through cash from operations, the issuance of common and preferred stock and borrowings under our credit facilities. Due to the requirements of our revolving line of credit, as discussed in more detail below under “Cash Flows,” we do not maintain a significant cash balance. Availability under our revolving line of credit at December 30, 2007, was $71.4 million. We believe our cash flow provided by operating activities coupled with existing cash balances and borrowing capacity will be sufficient to fund our working capital, debt service and purchases of fixed assets and acquisition activity through fiscal 2008. The performance of our business is dependent on many factors and subject to risks and uncertainties. See “Risk Factors that May Affect Future Operating Performance” under “Risk Factors” included elsewhere in this report.
Credit Facilities and Related Covenants
          Effective September 30, 2004, in conjunction with the merger, we entered into a new senior credit agreement with Merrill Lynch Capital and a syndicate of lenders which replaced all of our then existing credit agreements. This credit agreement provided for borrowings of up to $100.0 million under a revolving line of credit (“revolver”) and a $15.0 million term loan payable in eight quarterly installments. At the same time, we borrowed $70.0 million under a second lien term loan credit agreement with Merrill Lynch Capital, Heritage Bank, SSB and a syndicate of lenders. The total amount initially borrowed under these agreements was $135.2 million.
          In connection with our purchase of Pure Solutions in October 2005, we amended the senior credit agreement to increase the revolver capacity by $5.0 million to a total of $105.0 million.
          On December 14, 2005, we entered into a new senior credit agreement with Merrill Lynch Capital and a syndicate of lenders. This senior credit agreement provided for a two-year term loan of $10.0 million, which was funded on December 14, 2005, and which was originally scheduled to be repaid in eight equal quarterly principal installments commencing on March 31, 2006, and a revolving line of credit of up to $120.0 million, maturing on March 31, 2010. At the same time, we borrowed $100.0 million under a second lien term loan credit agreement with Merrill Lynch Capital and a syndicate of lenders, which was originally scheduled to mature on October 31, 2010. The proceeds from these borrowings were used to repay all outstanding borrowings under the prior credit agreements with Merrill Lynch Capital. We recorded a $2.2 million loss on early extinguishment of debt in the fourth quarter of 2005 related to this transaction that resulted from the write-off of unamortized deferred financing costs.
          We made the first scheduled principal payment on the senior term loan in the first quarter of 2006. In May 2006, we received a federal income tax refund, including interest, totaling $6.4 million, which was used to pay down the principal balance of the senior term loan. Under the terms of the senior credit agreement, this principal payment reduced the scheduled quarterly payments to $0.3 million, and the first installment of this reduced amount was paid in the second quarter of 2006.
          On September 15, 2006, the senior credit agreement and second lien term loan credit agreement were amended. Among other things, the amendments provided for an increase in our borrowing capacity under the revolving line of credit to $145.0 million from $120.0 million and an increase in the senior term loan to $10.0 million from $2.1 million, which was the outstanding principal balance prior to the amendments. We used borrowings under the amended senior credit agreement to prepay $70.0 million of the outstanding principal amount of the $100.0 million second lien term loan. We incurred charges of approximately $2.6 million in the third quarter of 2006 related to the early repayment on the second lien term loan, the write-off of certain deferred financing costs and certain expenses incurred in connection with this refinancing, of which $2.5 million was recorded as a loss on early extinguishment of debt and $0.1 million was included in interest expense. In addition, we capitalized certain costs of this refinancing of approximately $0.5 million in the third quarter of 2006.
          On December 15, 2006, the senior credit agreement was further amended. Among other things, the amendments provided for an increase in our borrowing capacity under the revolving line of credit to $160.0 million from $145.0 million and the early payoff of the remaining $30.0 million balance of the second lien term loan. We incurred charges of approximately $0.9 million in the fourth quarter of 2006 related to the early repayment of the second lien term loan, the write-off of certain deferred financing costs and certain expenses incurred in connection with this refinancing, of which $0.7 million was recorded as a loss on early extinguishment of debt and $0.2 million was included in interest expense. In addition, we capitalized certain costs of this refinancing of approximately $0.1 million in the fourth quarter of 2006.
          In connection with our purchase of the remaining outstanding common stock of Econometrix in March 2007, we further amended the senior credit agreement to add Econometrix as an additional credit party under the agreement. In connection with our purchase of the issued and outstanding membership interests of Plum Rhino in May 2007, we further amended the senior credit agreement to add Plum Rhino as an additional credit party under the agreement and to increase the aggregate amount permitted for acquisitions from $10.0 million to $50.0 million. In connection with our purchases of Praeos and TWC in December 2007, we further amended the senior credit agreement to add Praeos and TWC as additional credit parties under the agreement.
          The senior term loan and borrowings under the revolver bear interest at the prime rate plus a margin that can range from 0.75% to 1.00%, or, at our option, LIBOR plus a margin that can range from 1.75% to 2.00%, each depending on our total debt to adjusted EBITDA ratio, as defined in our senior credit agreement, as amended. We pay a quarterly commitment fee of 0.5% per annum of the unused portion of the revolver. We and certain of our subsidiaries guarantee the loans and other obligations under the senior credit agreement. The obligations under the senior credit agreement are secured by a perfected first priority security interest in substantially all of the assets of us and our U.S. subsidiaries, as well as the shares of capital stock of our direct and indirect U.S. subsidiaries and certain of the capital stock of our foreign subsidiaries. Pursuant to the terms of the senior credit agreement, we maintain a zero balance in our primary domestic cash accounts. Any excess cash in those domestic accounts is swept on a daily basis and applied to repay borrowings under the revolver, and any cash needs are satisfied through borrowings under the revolver.
          Borrowings under the revolver are limited to 85% of eligible accounts receivable, as defined in the senior credit agreement and related amendments, reduced by the amount of outstanding letters of credit and designated reserves. At December 30, 2007, these designated reserves were: a $5.0 million minimum availability reserve, a $2.3 million reserve for outstanding letters of credit and a $3.3 million reserve for the Pure Solutions acquisition. At December 30, 2007, we had outstanding borrowings of $66.9 million under the revolver at interest rates ranging from 6.61% to 8.00% per annum (weighted average rate of 6.83%) and excess borrowing availability under the revolver of $71.4 million for general corporate purposes. At December 30, 2007, our debt to adjusted EBITDA ratio resulted in a prime rate margin of 0.75% and a LIBOR margin of 1.75%. Fees paid on outstanding letters of credit are equal to the LIBOR margin then applicable to the revolver, which at December 30, 2007, was 1.75%. At December 30, 2007, outstanding letters of credit totaled $2.3 million. The principal balance of the senior term loan on that date was $5.0 million with an interest rate of 6.66%. The senior term loan is scheduled to be repaid in eight equal quarterly principal installments, the fourth of which was made on December 28, 2007.

Debt Compliance
          Our ability to continue operating is largely dependent upon our ability to maintain compliance with the financial covenants of our senior credit agreement, which contains customary covenants, including the maintenance of a fixed charge coverage ratio and a total debt to adjusted EBITDA ratio, as defined in the senior credit agreement, as amended. The senior credit agreement also places restrictions on our ability to enter into certain transactions without the approval of the lenders, such as the payment of dividends, disposition and acquisition of assets and the assumption of contingent obligations. The senior credit agreement provides for mandatory prepayments under certain circumstances. We have not paid cash dividends in the past and currently have no intention of paying them in the future. As of December 30, 2007, we were in compliance with all covenant requirements and we believe we will be able to comply with these covenants throughout 2008.
          The senior credit agreement contains various events of default, including failure to pay principal and interest when due, breach of covenants, materially incorrect representations, default under other agreements, bankruptcy or insolvency, the occurrence of specified ERISA events, entry of enforceable judgments against us in excess of $2.0 million not stayed and the occurrence of a change of control. In the event of a default, all commitments under the revolver may be terminated and all of our obligations under the senior credit agreement could be accelerated by the lenders, causing all loans and borrowings outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable. In the case of bankruptcy or insolvency, acceleration of our obligations under our senior credit agreement is automatic.
Interest Rate Swap and Cap
          We have historically been subject to market risk on all or a part of our borrowings under our credit facilities, which have variable interest rates. Effective February 22, 2005, we entered into an interest rate swap and an interest rate cap which we terminated October 6, 2006. The swap agreement and cap agreement were contracts to effectively exchange variable interest rate payments for fixed rate payments over the life of the instruments as a means to limit exposure to increases in interest rates on the notional amount of bank borrowings over the term of the swap and cap. The notional amount was used to measure interest to be paid or received and did not represent the exposure to credit loss. The swap was based on a $20.0 million notional amount at a rate of 4.59% and the cap was based on a $20.0 million notional amount at a rate of 4.50%.
          At January 1, 2006, the interest rate swap and cap were recorded at fair value, which represents the amount that Merrill Lynch Capital would have paid us at January 1, 2006, if the swap and cap had been terminated at that date. The combined net fair value at January 1, 2006, was $0.5 million, which was included in our consolidated balance sheet in noncurrent assets. Effective with the repayment of our debt on December 14, 2005, the expected cash flows that the swap and cap were designated to hedge against were no longer probable. As a result, the swap and the cap were no longer designated as cash flow hedges for accounting purposes. As a result, amounts previously recorded in accumulated other comprehensive income associated with changes in fair value of the hedges were reversed to interest expense. Changes in fair value of the swap and cap were recorded in the statement of operations subsequent to December 14, 2005. We recorded $0.5 million as a reduction of interest expense in the fourth quarter of 2005. On October 6, 2006, we cancelled the swap and cap agreements and received a cash settlement of $0.5 million, which was recorded as a reduction to interest expense in the consolidated statement of operations.
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

Cash Flows
          The following table summarizes our cash flow activity for 2007, 2006 and 2005, in thousands:

	Year ended
	December 30,	December 31,	January 1,
	2007	2006	2006

Net cash provided by operating activities	$58,810	$46,474	$14,832
Net cash used in investing activities	(34,022)	(4,030)	(16,440)
Net cash provided by (used in) financing activities	(24,881)	(44,093)	4,091
Effect of exchange rates on cash	82	155	(94)

Net increase (decrease) in cash	($11)	($1,494)	$2,389

          Cash provided by operating activities in 2007 was $58.8 million compared to $46.5 million in 2006 and $14.8 million in 2005. The increase in 2007 was primarily the result of an increase in earnings and improved working capital position compared to the prior-year period. In addition, in 2006, we received a federal income tax refund and related interest totaling $6.4 million. Our positive cash flows from operating activities in 2005 were the result of higher operating income earned in 2005, the first full year after the merger. Cash flows from operating activities are affected by the timing of cash receipts and disbursements and working capital requirements related to the growth in revenue.
          Cash used in investing activities in 2007 was $34.0 million compared to $4.0 million in 2006 and $16.4 million in 2005. Our cash flows associated with investing activities in 2007 included capital expenditures of $3.1 million and cash paid for acquisitions of $30.9 million, including earnout payments to the former owners of Pure Solutions in the amount of $2.5 million. In October 2007, an additional earnout payment of $1.25 million was accrued for payment in January 2008. Cash used in investing activities in 2006 consists primarily of capital expenditures of $2.8 million and an earnout payment to the former owners of Pure Solutions of $1.25 million. Our cash flows associated with investing activities in 2005 included capital expenditures in the amount of $7.6 million and $7.5 million of cash paid for the acquisition of Pure Solutions.
          Capital expenditures for 2007 related primarily to software enhancements to our PeopleSoft system, hardware for our internal information systems and leasehold improvements. Capital expenditures in 2008 are currently expected to be approximately $5.0 million to $6.0 million. This spending level is higher than experienced in 2007 due primarily to our planned Phoenix customer service center relocation and the upgrade of our enterprise software system.
          Cash used in financing activities was $24.9 million in 2007, compared to $44.1 million in 2006 and to cash provided by financing activities of $4.1 million in 2005. Cash flows associated with financing activities in 2007 and 2006 primarily represent repayments of long-term debt, partially offset by borrowings under our revolving line of credit. Cash flows associated with financing activities in 2005 primarily represent proceeds from the issuance of common stock, net of the redemption of our preferred stock.
          Pursuant to the terms of the revolver, we maintain a zero balance in our primary domestic cash accounts. Any excess cash in our accounts is swept on a daily basis and applied to repay borrowings under the revolver, and any cash needs are satisfied through borrowings under the revolver. Cash recorded on our consolidated balance sheet at December 30, 2007, and December 31, 2006, in the amount of $1.6 million in each period represents cash balances at our Toronto and United Kingdom subsidiaries.
          Cash provided by operating activities may fluctuate in future periods as a result of several factors, including fluctuations in our operating results, accounts receivable collections and the timing of tax and other payments. We believe the most strategic uses of our cash are repayment of our long-term debt, making strategic acquisitions, capital expenditures and investments in revenue producing personnel. There are no transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital.
Off-Balance Sheet Risk Disclosure
          At December 30, 2007 and December 31, 2006, we did not have any transactions, agreements or other contractual arrangements constituting an “off-balance sheet arrangement” as defined in Item 303(a)(4) of Regulation S-K.

Contractual and Commercial Commitments
          The following table summarizes our contractual obligations and commercial commitments at December 30, 2007, in thousands:

		Payments Due by Period
		Less than			More than
Contractual Obligations	Total	One Year	1-3 Years	3-5 Years	5 Years

Short- and long-term debt (1)	$71,903	$5,000	$66,903	$—	$—
Interest payments on short-term debt	210	210	—	—	—
Operating leases	29,129	6,944	10,588	6,141	5,456
Deferred compensation	1,388	150	300	300	638

Total contractual cash obligations	$102,630	$12,304	$77,791	$6,441	$6,094

		Commitment Expiration per Period
		Less than			More than
Other Commercial Commitments	Total	One Year	1-3 Years	3-5 Years	5 Years

Letters of Credit (2)	$2,335	$2,335	$—	$—	$—

(1)	Long-term debt obligations included in the above table consist solely of principal repayments. We are also obligated to make interest payments at the applicable interest rates as discussed in Note 5 in the Notes to Consolidated Financial Statements included elsewhere in this report.

(2)	Letters of credit secure certain office leases and insurance programs.
          In connection with the merger and the sale of Venturi’s commercial staffing business, we placed $2.5 million of cash and 187,556 shares of our common stock in separate escrows pending the final determination of certain state tax and unclaimed property assessments. The shares were released from escrow on September 30, 2006, in accordance with the merger agreement, while the cash remains in escrow. We have recorded liabilities for amounts management believes are adequate to resolve all of the matters that these escrows were intended to cover; however, management cannot ascertain at this time what the final outcome of these assessments will be in the aggregate and it is reasonably possible that management’s estimates could change. The escrowed cash is included in restricted cash on the consolidated balance sheet. A final determination of one of these liabilities was made in 2007 after we were able to accumulate the required data to finalize the assessment with one of the jurisdictions. The final determination resulted in a $3.8 million reduction to goodwill and other current liabilities. We intend to make a claim against the escrow account related to this settlement in the amount of $0.8 million.
          In connection with the purchase of Praeos in December 2007, we placed $3.4 million in an escrow account relating to potential bonus payments for employees. These amounts will be paid to employees during 2008 if they remain employed by Praeos one year after the closing date of the acquisition. Additionally, $1.4 million was placed in an escrow account to indemnify us for the breach of any representation, covenant or obligation by the seller, as specified in the purchase agreement. This amount will be paid out within 18 months of the closing date of the acquisition.
Critical Accounting Policies and Estimates
          Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates include the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. We evaluate these estimates and assumptions on an ongoing basis, including but not limited to those related to revenue recognition, the recoverability of goodwill, collectibility of accounts receivable, reserves for medical costs, tax-related contingencies and realization of deferred tax assets. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ materially from these estimates.
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
Revenue Recognition
          We recognize revenue pursuant to Staff Accounting Bulletin Nos. 101 and 104, Revenue Recognition in Financial Statements. Accordingly, we recognize revenue and record sales, net of related discounts, when all of the following criteria are met:
•	Persuasive evidence of an arrangement exists;

•	Ownership has transferred to the customer;

•	The price to the customer is fixed or determinable; and

•	Collectibility is reasonably assured.
          Our revenues vary from period to period based on several factors that include: 1) the billable headcount during the period; 2) the number of billing days during the period; and 3) the average bill rate during the period.
          Revenues under time-and-materials contracts are recorded at the time services are performed. Hourly bill rates are typically determined based on the level of skill and experience of the consultants assigned and the supply and demand in the current market for those qualifications. Alternatively, the bill rates for some assignments are based on a mark-up over compensation and other direct and indirect costs.
          Revenues from services are shown net of rebates and discounts relating primarily to volume-related discount structures and prompt-payment discounts under contracts with our clients.
          We report revenues from vendor management services net of the related pass-through labor costs. “Vendor management services” are services that allow our clients to automate and consolidated management of their temporary personnel contracting processes. We also report revenues net for payrolling activity. “Payrolling” is defined as a situation in which we accept a client-identified IT consultant for payroll processing in exchange for a fee. Permanent placement fee revenues are usually determined based on a percentage of the employee’s first year cash compensation and are recorded when candidates begin their employment.
          Reimbursable expenses are expenses we pay to our consultants that are reimbursed by our clients. We record reimbursable expenses in revenue with the associated cost recorded in cost of services.
Recoverability of Goodwill and Other Intangible Assets
          We assess recoverability of goodwill and other intangible assets in accordance with SFAS 142, Goodwill and Other Intangible Assets, which requires goodwill and other intangible assets with indefinite lives to be tested annually for impairment, unless an event occurs or circumstances change during the year that reduce or may reduce the fair value of the reporting unit below its book value, in which event an impairment charge may be required during the year. The annual test requires estimates and judgments by management to determine valuations for each reporting unit. We have selected the first day of the last month of our fiscal year as the date on which we will perform our annual goodwill impairment test. We performed our annual impairment test as of November 26, 2007, and concluded that no impairment charge was required. Although we believe our assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially affect our reported financial results. Different assumptions related to future cash flows, operating margins, growth rates and discount rates could result in an impairment charge, which would be recognized as a non-cash charge to operating income and a reduction in asset values on the balance sheet. At December 30, 2007, and December 31, 2006, total goodwill was $174.2 million and $155.0 million, respectively.
          Our intangible assets other than goodwill represents acquired customer bases and are amortized over the respective contract terms or estimated life of the customer base, ranging from two to eight years. At December 30, 2007, and December 31, 2006, net intangible assets were $10.0 million and $9.1 million, respectively. In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, we evaluate the recoverability and estimated useful lives of such assets. We believe that all of our long-lived assets are fully realizable as of December 30, 2007.

Collectibility of Accounts Receivable
          Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Estimates are used in determining our allowance for doubtful accounts and are based on our historical level of write-offs and judgments management makes about the creditworthiness of significant customers based on ongoing credit evaluations. Further, we monitor current economic trends that might impact the level of credit losses in the future. Since we cannot predict with certainty future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. Additional allowances may be required if the economy or the financial condition of our customers deteriorates. If we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which we made such a determination. As of December 30, 2007, and December 31, 2006, the allowance for uncollectible accounts receivable was $3.4 million and $3.5 million, respectively.
Stock-Based Compensation
          Prior to 2006, we accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”). Effective January 2, 2006, we adopted the provisions of SFAS 123(R) using the modified-prospective transition method. SFAS 123(R) requires companies to recognize the fair-value of stock-based compensation transactions in the statement of operations. We have only awarded restricted stock since January 2006. We measure the fair value of restricted shares based upon the closing market price of our common stock on the date of grant. Restricted stock awards that vest in accordance with service conditions are amortized over their applicable vesting period using the straight-line method. The fair value of our stock option awards or modifications is estimated at the date of grant using the Black-Scholes option pricing model.
          The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Due to the limited trading history of our common stock following the merger, expected stock price volatility for stock option grants prior to 2007 is based on an analysis of the actual realized historical volatility of our common stock as well as that of our peers. The expected volatility assumption for stock option grants or modifications during 2007 was based on actual historical volatility of our common stock from the period after our December 2005 common stock offering through 2006. We use historical data to estimate option exercises and employee forfeitures within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost.
          For stock options and nonvested share awards subject solely to service conditions, we recognize expense using the straight-line attribution method. For nonvested share awards subject to service and performance conditions, we are required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, we will recognize the expense using the straight-line attribution method. In addition, for both stock options and nonvested share awards, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be materially different, and we would have to take an additional stock-based compensation charge, which could be material. We had approximately $6.0 million of total unrecognized compensation costs related to stock options at December 30, 2007, that are expected to be recognized over a weighted-average period of 23 months.
Self-Insurance
          We offer employee benefits, including workers compensation and health insurance, to eligible employees, for which we are self-insured for a portion of the cost. We retain liability up to $100,000 for each workers compensation claim and up to $250,000 annually for each health insurance participant for which we are not insured. These self-insurance costs are accrued using estimates based on historical data to approximate the liability for reported claims and claims incurred but not reported. We believe that our estimation processes are adequate and our estimates in these areas have consistently been similar to actual results. However, estimates in this area are highly subjective and future results could be materially different.

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
Income Tax Assets and Liabilities
          We follow the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Although our net deferred tax asset is substantially offset with a valuation allowance, a portion of our reserved deferred tax assets that become realized through operating profits are recognized as adjustments to the purchase price as a reduction to goodwill to the extent they relate to benefits acquired in the merger. This then results in deferred tax expense in the year the acquired deferred tax assets are utilized. This portion of deferred tax expense represents the consumption of pre-merger deferred tax assets that were acquired with zero basis. In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, we calculated a goodwill bifurcation ratio in the year of the merger to determine the amount of deferred tax asset realizable expense that should be offset to goodwill prospectively.
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
          Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets or liabilities or changes in tax laws or interpretations thereof. If we continue to be profitable, we will continue to evaluate each quarter our estimates of the recoverability of our deferred tax assets based on our assessment of whether any portion of these fully-reserved asset become more likely than not recoverable though future taxable income. At such time, if any, that we no longer have a reserve for our deferred tax assets, we will begin to provide for taxes at the full statutory rate. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.
          In addition, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. In accordance with the threshold and measurement attributes of FIN 48, uncertainties in accounting for income taxes, if any, are recognized in our financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The adoption of FIN 48 did not have a material effect on our consolidated financial statements.
Recent Accounting Pronouncements
          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and we will adopt the new requirements in our fiscal first quarter of 2008. We do not expect the adoption of SFAS 157 to have a material effect on our consolidated financial statements.

          In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and we will adopt the new requirements in our fiscal first quarter of 2008. We do not expect the adoption of SFAS 159 to have a material effect on our consolidated financial statements.
          In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which provides new accounting requirements for business combinations. SFAS 141(R) defines business combinations as a transaction or other event in which an acquirer obtains control of one of more businesses. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and we will adopt the new requirements in our fiscal first quarter of 2009. We have not yet determined the impact, if any, of adopting SFAS 141(R) on our future consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          We are exposed to market risks, primarily related to interest rate, foreign currency and equity price fluctuations. Our use of derivative instruments has historically been insignificant and it is expected that our use of derivative instruments will continue to be minimal.
Interest Rate Risks
          Outstanding debt under our senior credit agreement at December 30, 2007, was approximately $71.9 million. Interest on borrowings under the agreement is based on the prime rate or LIBOR plus a variable margin. Based on the outstanding balance at December 30, 2007, a change of 1% in the interest rate would cause a change in interest expense of approximately $0.7 million on an annual basis.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
COMSYS IT Partners, Inc. and Subsidiaries
          We have audited the accompanying consolidated balance sheets of COMSYS IT Partners, Inc. and Subsidiaries (the “Company”) as of December 30, 2007, and December 31, 2006, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of COMSYS IT Partners, Inc. and Subsidiaries at December 30, 2007, and December 31, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2007, in conformity with U.S. generally accepted accounting principles.
          As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, on January 2, 2006.
          As discussed in Note 12 to the consolidated financial statements, in 2006, the Company adopted the provisions of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, pursuant to which the Company recorded a cumulative adjustment to retained earnings as of January 2, 2006, to correct prior period errors in recording certain accrual amounts.
          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), COMSYS IT Partners, Inc.’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2008, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona
March 10, 2008

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 30,	December 31,
	2007	2006

(In thousands, except share and par value amounts)
Assets
Current assets:
Cash	$1,594	$1,605
Accounts receivable, net of allowance of $3,389 and $3,474, respectively	189,317	189,610
Prepaid expenses and other	3,153	3,741
Restricted cash	3,365	—

Total current assets	197,429	194,956

Fixed assets, net	13,094	9,214
Goodwill	174,160	154,984
Other intangible assets, net	10,002	9,142
Deferred financing costs, net	2,044	2,926
Restricted cash	4,218	2,794
Other assets	1,522	1,018

Total assets	$402,469	$375,034

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$145,622	$131,535
Payroll and related taxes	29,574	32,204
Current maturities of long-term debt	5,000	5,000
Interest payable	365	654
Other current liabilities	7,897	13,506

Total current liabilities	188,458	182,899

Long-term debt	66,903	93,542
Other noncurrent liabilities	2,476	3,823

Total liabilities	257,837	280,264

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 95,000,000 shares authorized and 20,180,578 shares outstanding in 2007; 95,000,000 shares authorized and 19,278,607 shares outstanding in 2006	201	191
Common stock warrants	1,734	1,734
Accumulated other comprehensive income (loss)	57	(12)
Additional paid-in capital	223,174	206,740
Accumulated deficit	(80,534)	(113,883)

Total stockholders’ equity	144,632	94,770

Total liabilities and stockholders’ equity	$402,469	$375,034

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year ended
	December 30,	December 31,	January 1,
(In thousands, except per share amounts)	2007	2006	2006

Revenues from services	$743,265	$736,645	$661,657
Cost of services	558,074	557,598	505,233

Gross profit	185,191	179,047	156,424

Operating costs and expenses:
Selling, general and administrative	135,423	135,651	120,357
Restructuring and integration costs	—	—	4,780
Depreciation and amortization	6,426	8,717	9,067

	141,849	144,368	134,204

Operating income	43,342	34,679	22,220
Interest expense, net	8,250	15,518	17,262
Loss on early extinguishment of debt	—	3,191	2,227
Other income, net	(536)	(310)	(201)

Income before income taxes	35,628	16,280	2,932
Income tax expense (benefit)	2,279	(4,767)	783

Net income	$33,349	$21,047	$2,149

Basic earnings per common share	$1.67	$1.10	$0.14
Diluted earnings per common share	$1.66	$1.10	$0.14

Weighted average basic and diluted shares outstanding:
Basic	19,255	18,449	15,492
Diluted	20,100	19,137	15,809
See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

(In thousands)
Net income	$33,349	$21,047	$2,149
Foreign currency translation adjustments	69	53	(65)

Total comprehensive income	$33,418	$21,100	$2,084

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

				Accumulated
		Common	Deferred	Other	Additional		Total
	Common	Stock	Stock	Comprehensive	Paid-in	Accumulated	Stockholders’
(In thousands, except share data)	Stock	Warrants	Compensation	Income (Loss)	Capital	Deficit	Equity

Balance as of January 2, 2005	$155	$5,361	$(3,499)	$—	$168,242	$(134,234)	$36,025
Net income	—	—	—	—	—	2,149	2,149
Foreign currency translations	—	—	—	(65)	—	—	(65)
Issuance of 3,000,000 shares of common stock	30	—	—	—	30,680	—	30,710
Exercise of 365,274 warrants for 164,289 shares of common stock	1	(2,546)	—	—	2,545	—	—
Options exercised for 58,493 shares of common stock	1	—	—	—	526	—	527
Stock-based compensation	—	—	1,750	—	—	—	1,750

Balance as of January 1, 2006	187	2,815	(1,749)	(65)	201,993	(132,085)	71,096

Cumulative effect of adjustments resulting from the adoption of SAB 108, net of $0 for taxes	—	—	—	—	—	(2,845)	(2,845)
Net income	—	—	—	—	—	21,047	21,047
Foreign currency translations	—	—	—	53	—	—	53
Issuance of 214,000 shares of common stock	2	—	—	—	—	—	2
Exercise of 155,069 warrants for 119,052 shares of common stock	—	(1,081)	—	—	1,685	—	604
Options exercised for 207,618 shares of common stock	2	—	—	—	1,701	—	1,703
Stock issuance costs	—	—	—	—	(159)	—	(159)
Stock-based compensation	—	—	—	—	3,269	—	3,269
Reclassification upon adoption of SFAS 123(R)	—	—	1,749	—	(1,749)	—	—

Balance as of December 31, 2006	191	1,734	—	(12)	206,740	(113,883)	94,770

Net income	—	—	—	—	—	33,349	33,349
Foreign currency translations	—	—	—	69	—	—	69
Issuance of 501,413 shares of common stock for acquistions	5	—	—	—	10,560	—	10,565
Issuance of 244,000 shares of restricted common stock	3	—	—	—	(3)	—	—
Forfeiture of 28,807 shares of restricted common stock	—	—	—	—	(428)	—	(428)
Options exercised for 185,683 shares of common stock	2	—	—	—	1,777	—	1,779
Stock issuance costs	—	—	—	—	(19)	—	(19)
Stock-based compensation	—	—	—	—	4,547	—	4,547

Balance as of December 30, 2007	$201	$1,734	$—	$57	$223,174	$(80,534)	$144,632

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended
	December 30,	December 31,	January 1,
(In thousands)	2007	2006	2006

Cash flows from operating activities
Net income	$33,349	$21,047	$2,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,426	8,717	9,067
Provision for doubtful accounts	1,158	1,860	1,827
Stock-based compensation	4,547	3,269	1,750
Loss (gain) on asset disposal	8	(60)	46
Amortization of deferred financing costs	876	1,049	1,106
Other noncash loss, net	2,279	1,418	3,520
Loss on early extinguishment of debt	—	3,191	2,227
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,260	(20,706)	(36,676)
Prepaid expenses and other	395	1,188	3,388
Accounts payable	13,742	22,871	36,016
Payroll and related taxes	(4,062)	6,276	(6,256)
Other liabilities and other assets	(4,168)	(3,646)	(3,332)

Net cash provided by operating activities	58,810	46,474	14,832

Cash flows from investing activities
Capital expenditures	(3,088)	(2,780)	(7,584)
Cash paid for acquisitions	(30,934)	(1,250)	(8,631)
Cash paid for other noncurrent assets	—	—	(225)

Net cash used in investing activities	(34,022)	(4,030)	(16,440)

Cash flows from financing activities
Borrowings (payments) under revolving credit facility, net	(21,639)	64,213	156,146
Repayments of long-term debt	(5,000)	(107,944)	(153,996)
Exercise of stock options and warrants	1,777	2,307	527
Proceeds from issuance of common stock, net of issuance costs	(19)	(334)	30,967
Cash paid for financing costs	—	(2,335)	(2,766)
Redemption of preferred stock	—	—	(26,787)

Net cash provided by (used in) financing activities	(24,881)	(44,093)	4,091

Effect of exchange rates on cash	82	155	(94)

Net increase (decrease) in cash	(11)	(1,494)	2,389
Cash, beginning of period	1,605	3,099	710

Cash, end of period	$1,594	$1,605	$3,099

Supplemental disclosure of cash flow information
Interest paid	$7,503	$14,300	$13,559
Income tax payments (refunds)	$757	$(5,658)	$81

Supplemental disclosure of non-cash investing activities
Stock issued for acquisitions	$10,560
See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
1. Description of Business
COMSYS IT Partners, Inc. and its wholly-owned subsidiaries (“COMSYS” or the “Company”) provide a full range of specialized IT staffing and project implementation services, including website development and integration, application programming and development, client/server development, systems software architecture and design, systems engineering and systems integration. The Company also provides services that complement its IT staffing services, such as vendor management, project solutions, process solutions and permanent placement of IT professionals.
The Company’s fiscal year ends on the Sunday closest to December 31st and its first three fiscal quarters are 13 calendar weeks each (and each also ends on a Sunday). References to 2007, 2006 and 2005 refer to the fiscal years ending December 30, 2007, December 31, 2006, and January 1, 2006, respectively.
The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information. As the Company’s consolidated financial information is reviewed by the chief decision makers, and the business is managed under one operating and marketing strategy, the Company operates under one reportable segment. The Company’s principal operations are located in the United States, and the results of operations and long-lived assets in geographic regions outside of the United States are not significant. During the years 2007, 2006 and 2005, no individual customer accounted for more than 10% of the Company’s consolidated revenues.
2. Significant Accounting Policies
Principles of Consolidation
The accompanying financial statements present on a consolidated basis the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.
Cash and Cash Equivalents
The Company considers all highly liquid instruments with a remaining maturity of three months or less at the time of purchase to be cash equivalents.
Fixed Assets
Fixed assets are recorded at cost less accumulated depreciation. Depreciation is provided on all furniture, equipment and related software using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets. Maintenance and repairs are expensed as incurred.
The Company capitalizes certain internal software development costs in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). Such costs consist primarily of custom-developed and packaged software and the direct labor costs of internally-developed software. Capitalized costs are amortized using the straight-line method over the estimated lives of the software, which range from three to five years. SOP 98-1 describes three stages of software development projects: the preliminary project stage (all costs expensed as incurred), the application development stage (certain costs capitalized, certain costs expensed as incurred), and the post-implementation/operation stage (all costs expensed as incurred). The costs capitalized in the application development stage include the costs of design, coding, installation of hardware and testing. The Company capitalizes costs incurred during the development phase of the project as permitted.
Leases
The Company currently leases all of its administrative facilities under operating lease agreements. Most lease agreements contain tenant improvements allowances, rent holidays and/or rent escalation clauses. In instances where one or more of these items are included in a lease agreement, the Company records or adjusts deferred rent liability on the Consolidated Balance Sheets to reflect rent expense on a straight-line basis over the term of the lease. Rental deposits are provided for lease agreements that specify payments in advance or scheduled rent decreases over the lease term. Lease terms generally range from five to ten years with one to two renewal options for extended terms. Management expects that as these leases expire, they will be renewed or replaced by other leases in the normal course of business. For leases with renewal options, the Company records rent expense and amortizes the leasehold improvements on a straight-line basis over the initial non-

cancelable lease term (in instances where the lease term is shorter than the economic life of the asset) as the Company does not believe that the renewal of the option is reasonably assured. The Company is also required to make additional payments under operating lease terms for taxes, insurance and other operating expenses incurred during the operating lease period.
Allowance for Doubtful Accounts
Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Estimates are used in determining the allowance for doubtful accounts and are based on the Company’s historical level of write-offs and judgments management makes about the creditworthiness of significant customers based on ongoing credit evaluations. Further, the Company monitors current economic trends that might impact the level of credit losses in the future. As of December 30, 2007, and December 31, 2006, the allowance for uncollectible accounts receivable was $3.4 million and $3.5 million, respectively.
Goodwill and Other Intangible Assets
Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but instead is tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired.
The Company’s other intangible assets represent customer base intangibles. Other intangible assets are amortized over the respective contract terms or estimated life of the customer base, ranging from five to eight years.
Long-Lived Assets
In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, the Company evaluates the recoverability and estimated useful lives of such assets. The estimated future undiscounted cash flows associated with the assets are compared to the assets’ carrying amount to determine if a write-down to market is necessary. The Company believes all long-lived assets are fully realizable as of December 30, 2007.
Deferred Financing Costs
Deferred financing costs include costs incurred in connection with the issuance of the Company’s long-term debt. These costs are capitalized and amortized using the effective interest method over the terms of the related debt. Amortization expense was $0.9 million, $1.0 million and $1.1 million in 2007, 2006 and 2005, respectively.
Revenue Recognition
The Company recognizes revenue pursuant to Staff Accounting Bulletin Nos. 101 and 104, Revenue Recognition in Financial Statements. Accordingly, it recognizes revenue and records sales, net of related discounts, when all of the following criteria are met:
•	Persuasive evidence of an arrangement exists;

•	Ownership has transferred to the customer;

•	The price to the customer is fixed or determinable; and

•	Collectibility is reasonably assured.
The Company’s revenues vary from period to period based on several factors that include: 1) the billable headcount during the period; 2) the number of billing days during the period; and 3) the average bill rate during the period.
Revenues under time-and-materials contracts are recorded at the time services are performed. Hourly bill rates are typically determined based on the level of skill and experience of the consultants assigned and the supply and demand in the current market for those qualifications. Alternatively, the bill rates for some assignments are based on a mark-up over compensation and other direct and indirect costs.
Revenues from services are shown net of rebates and discounts primarily to volume-related discounts and prompt-payment discounts under contracts with the Company’s clients. Such rebates and discounts totaled $12.0 million (1.5% of gross revenues), $12.1 million (1.6% of gross revenues) and $9.8 million (1.5% of gross revenues) for 2007, 2006 and 2005, respectively.
Revenues from vendor management services are recorded net of the related pass-through labor costs. “Vendor management services” are services that allow the Company’s clients to automate and consolidate management of their temporary personnel contracting processes. Revenues are also reported net for payrolling activity. “Payrolling” is defined as a situation in which the Company accepts a client-identified IT consultant for payroll processing in exchange for a fee. Permanent placement fee revenues are usually determined based on a percentage of the employee’s first year cash compensation and are recorded when candidates begin their employment.
Reimbursable expenses are expenses the Company pays to its consultants that are reimbursed by the Company’s clients. The Company records reimbursable expenses in revenue with the associated cost recorded in cost of services.
Stock-Based Compensation
At December 30, 2007, the Company had two types of stock-based employee compensation: stock options and restricted stock. Prior to 2006, the Company accounted for these awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No stock-based compensation expense related to stock options was recorded in periods prior to January 2, 2006, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company disclosed the pro forma effects on net earnings, assuming compensation cost had been recognized, in all prior periods. The Company measures the fair value of restricted shares based upon the closing market price of the Company’s common stock on the date of grant. These grants typically vest over a three-year period and any unvested awards expire within ten years of issuance. Restricted stock awards that vest in accordance with service conditions are amortized over their applicable vesting period using the straight-line method. For nonvested share awards subject to service and performance conditions, the Company is required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, the Company will recognize the expense using the straight-line attribution method.
Effective January 2, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 and 2007 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, adjusted for estimated forfeitures, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), adjusted for estimated forfeitures. The straight-line recognition method is used to recognize compensation expense associated with share-based payments that are subject to graded vesting based on service conditions. No excess tax benefit has been recognized related to the Company’s stock-based compensation since none were realized due to the Company’s loss carryforwards. Results for prior periods have not been restated. The Company’s stock compensation plans are discussed more fully in Note 10.
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

Year Ended
(In thousands, except per share data)	January 1, 2006
Net income as reported	$2,149
Add stock-based compensation included in reported net income, net of tax effect	1,750
Deduct stock-based compensation determined under fair value based method for all awards, net of tax effect	(2,468)

Pro forma net income	$1,431

Basic and diluted net income per share, as reported	$0.14
Basic and diluted pro forma net income per share	$0.09
Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
The Company records an income tax valuation allowance when it is more likely than not that certain deferred tax assets will not be realized. The Company carried a valuation allowance against most of its deferred tax assets as of December 30, 2007.

These deferred tax items represent expenses or operating losses recognized for financial reporting purposes, which will result in tax deductions over varying future periods. The judgments, assumptions and estimates that may affect the amount of the valuation allowance include estimates of future taxable income, timing or amount of future reversals of existing deferred tax liabilities and other tax planning strategies that may be available to the Company. If the Company continues to be profitable, the Company will continue to evaluate each quarter its estimates of the recoverability of its deferred tax assets based on its assessment of whether any portion of these fully reserved assets become more likely than not recoverable through future taxable income. At such time, if any, that the Company no longer has a reserve for its deferred tax assets, it will begin to provide for taxes at the full statutory rate.
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
Dilutive securities at December 30, 2007, include 248,654 warrants to purchase the Company’s common stock (Note 9). The warrant holders are entitled to participate in dividends declared on common stock as if the warrants were exercised for common stock. As a result, for purposes of calculating basic earnings per common share, income attributable to warrant holders has been excluded from net income.
Additionally, dilutive securities include 490,636 unvested restricted stock shares at December 30, 2007. The unvested restricted stock holders are entitled to participate in dividends declared on common stock as if the shares were fully vested. As a result, for purposes of calculating basic earnings per common share, income attributable to unvested restricted stock holders has been excluded from net income.
The computation of basic and diluted earnings per share is as follows, in thousands, except per share amounts:

	Year ended
	December 30,	December 31,	January 1,
	2007	2006	2006

Net income attributable to common stockholders — basic	$32,161	$20,354	$2,104
Net income attributable to unvested restricted stock holders	782	420	—
Net income attributable to warrant holders	406	273	45

Total net income	$33,349	$21,047	$2,149

Weighted average common shares outstanding — basic	19,255	18,449	15,492
Add: dilutive restricted stock, stock options and warrants	845	688	317

Diluted weighted average common shares outstanding	20,100	19,137	15,809

Basic earnings per common share	$1.67	$1.10	$0.14
Diluted earnings per common share	$1.66	$1.10	$0.14
For 2007, 2006 and 2005 there were 1,289; 65,273 and 2,929 shares, respectively, attributable to outstanding stock options and warrants excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments is as follows:
•	Cash, accounts receivable, restricted cash, accounts payable and payroll and related taxes—The carrying amounts of these instruments approximate fair value due to the short-term maturity of these instruments.

•	Revolving line of credit, senior term loan and interest payable—The carrying value of borrowings under the revolving line of credit and senior term loan as well as the related interest payable approximate fair value because the interest rates are variable and based on current market rates.
Reclassifications
Certain reclassifications of prior year amounts have been made to the prior year balance sheet to conform to the current year presentation.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the Company will adopt the new requirements in its fiscal first quarter of 2008. The Company does not expect the adoption of SFAS 157 to have a material effect on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and the Company will adopt the new requirements in its fiscal first quarter of 2008. The Company does not expect the adoption of SFAS 159 to have a material effect on its consolidated financial statements.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which provides new accounting requirements for business combinations. SFAS 141(R) defines business combinations as a transaction or other event in which an acquirer obtains control of one of more businesses. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and the Company will adopt the new requirements in its fiscal first quarter of 2009. The Company has not yet determined the impact, if any, of adopting SFAS 141(R) on its future consolidated financial statements.
3. Mergers and Acquisitions
On September 30, 2004, COMSYS Holding, Inc. (“COMSYS Holding” or “Old COMSYS”) completed a merger transaction with Venturi Partners, Inc. (“Venturi”), a publicly-held IT and commercial staffing company, in which COMSYS Holding merged with a subsidiary of Venturi (the “merger”). At the effective time of the merger, Venturi changed its name to COMSYS IT Partners, Inc. and issued new shares of its common stock to stockholders of COMSYS Holding, resulting in former COMSYS Holding stockholders owning approximately 55.4% of Venturi’s outstanding common stock on a fully diluted basis. Since former COMSYS Holding stockholders owned a majority of the Company’s outstanding common stock upon consummation of the merger, COMSYS Holding was deemed the acquiring company for accounting and financial reporting purposes. References to “Old COMSYS” are to COMSYS Holding and its consolidated subsidiaries prior to the merger, and references to “COMSYS” or “the Company” are to COMSYS IT Partners, Inc. and its consolidated subsidiaries after the merger. References to “Venturi” are to Venturi and its consolidated subsidiaries prior to the merger.
On October 31, 2005, the Company purchased all of the outstanding stock of Pure Solutions, Inc. (“Pure Solutions”), an information technology services company with operations in California. This acquisition was not material to the Company’s business. The purchase price was comprised of a $7.5 million cash payment at closing plus up to $7.5 million of earnout payments over three years. In connection with the purchase, the Company recorded a customer base intangible asset in the amount of $6.6 million, which was valued using a discounted cash flow analysis. The fair value of Pure Solutions’ net identifiable assets exceeded the initial purchase price by $1.1 million, and this amount was recorded as a liability at the date of purchase. In June 2006, the Company made an earnout payment of $1.25 million, of which $1.1 million was charged to the liability with the remainder to goodwill. Additional earnout payments of $2.5 million were paid in 2007, and an earnout payment of $1.25 million was accrued in October 2007, for payment in January 2008. These payments and any future earnout payments are recorded to goodwill. The operations of Pure Solutions are included in the Consolidated Statement of Operations for periods subsequent to the purchase.
From 2003 to March 2007, the Company owned a 19.9% equity interest in Econometrix, Inc. (“Econometrix”), a California-based vendor management systems software provider. On March 16, 2007, the Company purchased the remaining 80.1% of the outstanding common stock of Econometrix. This acquisition was not material to the Company’s business. Econometrix shareholders received 247,807 shares of the Company’s common stock in exchange for the remaining 80.1% interest. The operations of Econometrix are included in the Consolidated Statement of Operations subsequent to the purchase on March 16, 2007.
On May 31, 2007, the Company purchased all of the issued and outstanding membership interests in Plum Rhino Consulting LLC (“Plum Rhino”), a specialty finance and accounting staffing services provider with operations in Georgia, Illinois, Missouri and North Carolina. This acquisition was not material to the Company’s business. The purchase price included the issuance of 253,606 shares of the Company’s common stock to the Plum Rhino members, debt payments of approximately $0.2 million and up to $3.7 million of earnout payments based on Plum Rhino’s achievement of specified annual EBITDA targets over a three-year period. In connection with the purchase, the Company recorded a customer base intangible asset in the amount of $3.2 million, which was valued using a discounted cash flow analysis, $2.2 million of goodwill and $0.6 million of tangible net assets. The operations of Plum Rhino are included in the Consolidated Statement of Operations subsequent to the purchase on May 31, 2007.
On December 12, 2007, the Company purchased all of the outstanding stock in Praeos Technologies, Inc. (“Praeos”), an Atlanta-based provider of IT consulting services specializing in the business intelligence and business analytics sectors. This acquisition was not material to the Company’s business. The purchase price was comprised of a $12.0 million cash payment at closing plus up to a $5.5 million earnout payment based on Praeos’ achievement of a specified annual EBITDA target in 2008. In connection with the purchase, the Company recorded $5.0 million of goodwill and $7.0 million of tangible net assets. As of December 30, 2007, the Company recorded the excess of the cost over the amounts assigned to identifiable assets and liabilities to goodwill; however, the initial purchase price allocation is tentative as the Company continues to review the valuation of the assets acquired and liabilities assumed, including other intangible assets. The operations of Praeos are included in the Consolidated Statement of Operations subsequent to the purchase on December 12, 2007.
On December 19, 2007, the Company purchased the assets and assumed specified liabilities of T. Williams Consulting, LLC (“TWC”), a Philadelphia-based provider of recruitment process outsourcing and specialty human resources consulting services. This acquisition was not material to the Company’s business. The purchase price was comprised of a $16.5 million cash payment at closing plus up to a $7.5 million earnout payment based on TWC’s achievement of a specified annual EBITDA target in 2008. In connection with the purchase, the Company recorded $14.8 million of goodwill and $1.7 million of tangible net assets. As of December 30, 2007, the Company recorded the excess of the cost over the amounts assigned to identifiable assets and liabilities to goodwill; however, the initial purchase price allocation is tentative as the Company continues to review the valuation of the assets acquired and liabilities assumed, including other intangible assets. The operations of TWC are included in the Consolidated Statement of Operations subsequent to the purchase on December 19, 2007.
None of these acquisitions, individually or in aggregate, required financial statement filings under Rule 3-05 of Regulation S-X.
4. Balance Sheet Components
Fixed Assets
Fixed assets consist of the following, in thousands:

	December 30,	December 31,
	2007	2006

Computer hardware and software	$53,864	$46,102
Furniture and equipment	7,646	7,839
Leasehold improvements	1,786	1,927

	63,296	55,868
Less accumulated depreciation and amortization	(50,202)	(46,654)

Fixed assets, net	$13,094	$9,214

Depreciation and amortization expense related to fixed assets amounted to $4.1 million, $6.6 million and $6.6 million in 2007, 2006 and 2005, respectively. During 2006, the Company disposed of $9.0 million of computer hardware and related software that was nearly fully depreciated. During 2007, the Company disposed of $0.3 million furniture and equipment and leasehold improvements that were nearly fully depreciated.
Accounts Receivable
Receivables consist of the following, in thousands:

	December 30,	December 31,
	2007	2006

Trade receivables	$192,011	$191,553
Other receivables	695	1,531

	192,706	193,084
Less allowance for doubtful accounts	(3,389)	(3,474)

Accounts receivable, net	$189,317	$189,610

Bad debt expense was $1.2 million, $1.9 million and $1.8 million in 2007, 2006 and 2005, respectively. Write-offs, net of recoveries, were $1.0 million, $2.8 million and $0.7 million in 2007, 2006 and 2005, respectively.
Goodwill
The change in the carrying value of goodwill during fiscal years 2007, 2006 and 2005 is set forth below, in thousands:

Balance as of January 1, 2006	$156,224
Adjustments to previously reported purchase price	(1,240)

Balance as of December 31, 2006	154,984
Adjustments to previously reported purchase price	(3,497)
Adjustments related to acquisitions, net	22,673

Balance as of December 30, 2007	$174,160

The decrease in goodwill in 2006 was due to adjustments related to purchase accounting liabilities, partially offset by the earnout payments related to the purchase of Pure Solutions. The increase in 2007 was due primarily to the Company’s purchases of Plum Rhino, Praeos and TWC and the earnout payments related to the purchase of Pure Solutions partially offset by the determination of certain tax and unclaimed property claim amounts related to the merger.
Other Intangible Assets
The Company’s intangible assets other than goodwill consisted of the following, in thousands:

	December 30,	December 31,	Estimated
	2007	2006	Useful Life

Gross carrying amount:			(in years)
Customer base—Venturi	$6,407	$6,407	5
Customer base—Pure Solutions	6,571	6,571	8
Customer base—Plum Rhino	3,207	—	8

	16,185	12,978

Accumulated Amortization:
Customer base—Venturi	(4,165)	(2,877)
Customer base—Pure Solutions	(1,784)	(959)
Customer base—Plum Rhino	(234)	—

	(6,183)	(3,836)

Total other intangible assets, net	$10,002	$9,142

Aggregate amortization expense for intangibles other than goodwill amounted to $2.3 million, $2.1 million and $2.4 million in 2007, 2006 and 2005, respectively.

Estimated amortization expense for the five years subsequent to 2007 is as follows, in thousands:

2008	$2,586
2009	2,266
2010	1,305
2011	1,305
2012	1,305
Thereafter	1,235
$10,002

Restructuring and Other Charges
The change in the liability for integration and restructuring costs related to the merger during 2007 and 2006 is set forth below, in thousands:

	Employee
	severance	Lease costs	Total

Balance as of January 1, 2006	$512	$2,463	$2,975
Adjustments	—	(626)	(626)
Charges	—	—	—
Cash payments	(512)	(760)	(1,272)

Balance as of December 31, 2006	—	1,077	1,077
Adjustments	—	—	—
Charges	—	—	—
Cash payments	—	(722)	(722)

Balance as of December 30, 2007	$—	$355	$355

Of the remaining lease payment balance at December 30, 2007, the Company expects to pay approximately $0.2 million in 2008 and the balance in 2009.
5. Long-Term Debt
Long-term debt consists of the following, in thousands:

	December 30,	December 31,
	2007	2006

Debt outstanding under credit facilities:
Revolver	$66,903	$88,542
Senior term loan	5,000	10,000

	71,903	98,542
Less current maturities	5,000	5,000

Total long-term debt	$66,903	$93,542

Credit Facilities
Effective September 30, 2004, in conjunction with the merger, the Company entered into a new senior credit agreement with Merrill Lynch Capital and a syndicate of lenders which replaced all of the Company’s then existing credit agreements. This credit agreement provided for borrowings of up to $100.0 million under a revolving line of credit (“revolver”) and a $15.0 million term loan payable in eight quarterly installments. At the same time, the Company borrowed $70.0 million under a second lien term loan credit agreement with Merrill Lynch Capital, Heritage Bank, SSB and a syndicate of lenders. The total amount initially borrowed under these agreements was $135.2 million.
In connection with the purchase of Pure Solutions in October 2005, the Company amended the senior credit agreement to increase the revolver capacity by $5.0 million to a total of $105.0 million.
On December 14, 2005, the Company entered into a new senior credit agreement with Merrill Lynch Capital and a syndicate of lenders. This senior credit agreement provided for a two-year term loan of $10.0 million, which was funded on December 14, 2005, and which was originally scheduled to be repaid in eight equal quarterly principal installments commencing on March 31, 2006, and a revolving line of credit of up to $120.0 million, maturing on March 31, 2010. At the same time, the Company borrowed $100.0 million under a second lien term loan credit agreement with Merrill Lynch Capital and a syndicate of lenders, which was originally scheduled to mature on October 31, 2010. The proceeds from these borrowings were used to repay all outstanding borrowings under the prior credit agreements with Merrill Lynch Capital. The Company recorded a $2.2 million loss on early extinguishment of debt in the fourth quarter of 2005 related to this transaction that resulted from the write-off of unamortized deferred financing costs.
The Company made the first scheduled principal payment on the senior term loan in the first quarter of 2006. In May 2006, the Company received a federal income tax refund, including interest, totaling $6.4 million, which was used to pay down the principal balance of the senior term loan. Under the terms of the senior credit agreement, this principal payment reduced the scheduled quarterly payments to $0.3 million, and the first installment of this reduced amount was paid in the second quarter of 2006.
On September 15, 2006, the senior credit agreement and second lien term loan credit agreement were amended. Among other things, the amendments provided for an increase in the Company’s borrowing capacity under its revolving line of credit to $145.0 million from $120.0 million and an increase in the senior term loan to $10.0 million from $2.1 million, which was the outstanding principal balance prior to the amendments. The Company used borrowings under the amended senior credit agreement to prepay $70.0 million of the outstanding principal amount of the $100.0 million second lien term loan. The Company incurred charges of approximately $2.6 million in the third quarter of 2006 related to the early repayment on the second lien term loan, the write-off of certain deferred financing costs and certain expenses incurred in connection with this refinancing, of which $2.5 million was recorded as a loss on early extinguishment of debt and $0.1 million was included in interest expense. In addition, the Company capitalized certain costs of this refinancing of approximately $0.5 million in the third quarter of 2006.
On December 15, 2006, the senior credit agreement was further amended. Among other things, the amendments provided for an increase in the Company’s borrowing capacity under its revolving line of credit to $160.0 million from $145.0 million and the early payoff of the remaining $30.0 million balance of the second lien term loan. The Company incurred charges of approximately $0.9 million in the fourth quarter of 2006 related to the early repayment of the second lien term loan, the write-off of certain deferred financing costs and certain expenses incurred in connection with this refinancing, of which $0.7 million was recorded as a loss on early extinguishment of debt and $0.2 million was included in interest expense. In addition, the Company capitalized certain costs of this refinancing of approximately $0.1 million in the fourth quarter of 2006.
In connection with its purchase of the remaining outstanding common stock of Econometrix in March 2007, the Company further amended the senior credit agreement to add Econometrix as an additional credit party under the agreement. In connection with its purchase of the issued and outstanding membership interests of Plum Rhino in May 2007, the Company further amended the senior credit agreement to add Plum Rhino as an additional credit party under the agreement and to increase the aggregate amount permitted for acquisitions from $10.0 million to $50.0 million. In connection with its purchases of Praeos and TWC in December 2007, the Company further amended the senior credit agreement to add Praeos and TWC as additional credit parties under the agreement.
The senior term loan and borrowings under the revolver bear interest at the prime rate plus a margin that can range from 0.75% to 1.00%, or, at the Company’s option, LIBOR plus a margin that can range from 1.75% to 2.00%, each depending on the Company’s total debt to adjusted EBITDA ratio, as defined in the senior credit agreement, as amended. The Company pays a quarterly commitment fee of 0.5% per annum of the unused portion of the revolver. The Company and certain of its subsidiaries guarantee the loans and other obligations under the senior credit agreement. The obligations under the senior credit agreement are secured by a perfected first priority security interest in substantially all of the assets of the Company and its U.S. subsidiaries, as well as the shares of capital stock of its direct and indirect U.S. subsidiaries and certain of the capital stock of its foreign subsidiaries. Pursuant to the terms of the senior credit agreement, the Company maintains a zero balance in its primary domestic cash accounts. Any excess cash in those domestic accounts is swept on a daily basis and applied to repay borrowings under the revolver, and any cash needs are satisfied through borrowings under the revolver.
Borrowings under the revolver are limited to 85% of eligible accounts receivable, as defined in the senior credit agreement, as amended, reduced by the amount of outstanding letters of credit and designated reserves. At December 30, 2007, these designated reserves were: a $5.0 million minimum availability reserve, a $2.3 million reserve for outstanding letters of credit and a $3.3 million reserve for the Pure Solutions acquisition. At December 30, 2007, the Company had outstanding borrowings of $66.9 million under the revolver at interest rates ranging from 6.61% to 8.00% per annum (weighted average rate of 6.83%) and excess borrowing availability under the revolver of $71.4 million for general corporate purposes. At December 30, 2007, the Company’s debt to adjusted EBITDA ratio resulted in a prime rate margin of 0.75% and a LIBOR margin of 1.75%. Fees paid on outstanding letters of credit are equal to the LIBOR margin then applicable to the revolver, which at December 30, 2007, was 1.75%. At December 30, 2007, outstanding letters of credit totaled $2.3 million. The principal balance of the senior term loan on that date was $5.0 million with an interest rate of 6.66%. The senior term loan is scheduled to be repaid in eight equal quarterly principal installments, the fourth of which was made on December 28, 2007.

The senior credit agreement contains various events of default, including failure to pay principal and interest when due, breach of covenants, materially incorrect representations, default under other agreements, bankruptcy or insolvency, the occurrence of specified ERISA events, entry of enforceable judgments against the Company in excess of $2.0 million not stayed and the occurrence of a change of control. In the event of a default, all commitments under the revolver may be terminated and all of the Company’s obligations under the senior credit agreement could be accelerated by the lenders, causing all loans and borrowings outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable. In the case of bankruptcy or insolvency, acceleration of obligations under the Company’s senior credit agreement is automatic.
The senior credit agreement contains customary covenants, including the maintenance of a fixed charge coverage ratio and a total debt to adjusted EBITDA ratio, as defined in the senior credit agreement, as amended. The senior credit agreement also places restrictions on the Company’s ability to enter into certain transactions without the approval of the lenders, such as the payment of dividends, disposition and acquisition of assets and the assumption of contingent obligations. As of December 30, 2007, the Company was in compliance with all covenant requirements.
Maturities of long-term debt for the five years succeeding December 30, 2007, and thereafter are as follows, in thousands:

2008	$5,000
2009	—
2010	66,903
2011	—
2012	—
Thereafter	—

Total long-term debt	$71,903

6. Income Taxes
The related components of the provision (benefit) for income taxes are as follows, in thousands:

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

Current:
Federal	$300	$(5,799)	$—
State	254	12	37
Foreign	113	103	185

Total current	667	(5,684)	222

Deferred:
Federal	2,047	969	504
State	(435)	(52)	57

Total deferred	1,612	917	561

Total provision (benefit) for income taxes	$2,279	$(4,767)	$783

The provision (benefit) for income taxes differs from the tax computed using the statutory U.S. federal income tax rate as a result of the following items, in thousands:

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

Income tax expense computed at the federal statutory income tax rate	$12,470	$5,698	$1,026
State income tax expense net of federal benefit	988	1,240	427
Foreign income tax at higher (lower) rates	(7)	(15)	185
Effect of preferred dividends and other permanent differences	525	818	2,290
Tax benefit allocated to goodwill	2,303	1,103	564
Effect of decrease in valuation allowance	(13,884)	(13,566)	(3,709)
Other	(116)	(45)	—

Total provision (benefit) for income taxes	$2,279	$(4,767)	$783

In the above table,'tax benefit allocated to goodwill' and 'effect of decrease in valuation allowance' include both federal and state tax attributes. The 2007 income tax expense contains the following amounts: current expenses in the amount of $0.3 million for federal alternative minimum tax; $0.3 million for the Texas Margin tax and other miscellaneous state income tax expenses and $0.1 million for foreign income taxes related to the Company’s profitable United Kingdom subsidiary, a deferred expense in the amount of $2.3 million resulting from the release of a portion of the valuation allowance on Venturi’s acquired net deferred assets from the merger and a deferred state tax benefit of $0.7 million related to the conversion of the Company’s Texas net operating loss carryforwards into the new Texas Margin tax credit. Although the Company’s net deferred tax asset is substantially offset with a valuation allowance, a portion of its fully-reserved deferred tax assets that become realized through operating profits are recognized as adjustments to the purchase price as a reduction to goodwill to the extent they relate to benefits acquired in the merger. This then results in deferred tax expense in the year the acquired deferred tax assets are utilized. This portion of deferred tax expense represents the consumption of pre-merger deferred tax assets that were acquired with zero basis. In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, the Company calculated a goodwill bifurcation ratio in the year of the merger to determine the amount of deferred tax asset realizable expense that should be offset to goodwill prospectively.
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
The net deferred tax assets are reflected in the accompanying Consolidated Balance Sheets as follows, in thousands:

	December 30,	December 31,
	2007	2006

Net current asset	$—	$—
Net noncurrent asset	881	189
Net noncurrent liability	—	—

Net deferred tax assets	$881	$189

Deferred tax assets and liabilities result primarily from temporary differences in book versus tax basis accounting as well as net operating loss carryforwards. Deferred tax assets and liabilities consist of the following, in thousands:

	December 30,	December 31,
	2007	2006

Gross deferred tax assets:
Goodwill and other intangibles	$7,945	$14,640
Accrued expenses and other reserves	1,624	6,219
Bad debt allowances	1,215	1,384
Accrued benefits	1,326	1,757
Net operating loss carryforwards	45,005	50,495
Other	734	607

Total gross deferred tax assets	57,849	75,102
Valuation allowance	(53,785)	(72,381)

Total net deferred tax assets	4,064	2,721
Deferred tax liabilities:
Depreciation expense and property basis differences	(3,183)	(2,532)

Total deferred tax liabilities	(3,183)	(2,532)

Net deferred tax assets	$881	$189

As of December 30, 2007, the Company had $54.7 million in total net deferred tax assets and had recorded a valuation allowance of $53.8 million against those assets as the Company has concluded that it is more likely than not that these deferred tax assets will not be realized based upon the Company’s assessments using the criteria required for accounting for income taxes. The decrease in the valuation allowance from December 30, 2007, resulted primarily from pre-tax book income from operations earned in 2007 in the amount of $13.9 million and other adjustments made to state net operating loss carryovers and other deferred assets. Approximately $19.5 million of the valuation allowance is attributable to the deferred tax assets of the merger, for which any recognized tax benefits will be allocated to reduce goodwill or other noncurrent intangible assets. Most of the deferred tax asset recognized at the end of 2007 relates to the new Texas Margin tax credit. The Company performed an analysis of the new Margin Tax Structure and determined it is more likely than not that it will realize this benefit and be able to offset future

Texas margin tax. Therefore, the portion of the valuation allowance attributable to the Texas Margin tax credit of $0.7 million was released in 2007. The change in the tax valuation allowance for 2007, 2006 and 2005, is as follows, in thousands:

	December 30,	December 31,	January 1,
	2007	2006	2006

Balance at beginning of period	$72,381	$84,383	$82,218
Additions	—	—	2,165
Deductions	(13,884)	(13,566)	—
Adjustments	(4,712)	1,564	—

Balance at end of period	$53,785	$72,381	$84,383

At December 30, 2007, the Company had federal and state net operating loss carryforwards of approximately $113.4 million and $103.7 million, respectively. The federal net operating losses begin to expire in 2021 and the state net operating losses began to expire in 2005. On September 30, 2004, both Old COMSYS and Venturi experienced an ownership change as defined by the Internal Revenue Code. This subjects the utilization of the Company’s net operating loss carryforwards to an annual limitation, which may cause the carryforwards to expire before they are used. The Company’s ability to use its federal and state net operating loss carryfowards to reduce future taxable income are subject to restrictions attributable to equity transactions that have resulted in a change of ownership as defined by Internal Revenue Code Section 382. Of the $113.4 million of federal net operating loss carryfowards, $85.8 million is subject to the limitations of Internal Revenue Code 382. The remaining $27.6 million of federal net operating loss carryforwards is not subject to this limitation.
The Company has not paid United States federal income tax on the undistributed foreign earnings of its foreign subsidiaries as it is the Company’s intent to indefinitely reinvest such earnings in its foreign subsidiaries. Pre-tax income attributable to the Company’s profitable foreign operations amounted to $0.6 million, $0.4 million and $0.3 million in 2007, 2006 and 2005, respectively.
During 2006, the Internal Revenue Services (“IRS”) commenced a limited-scope examination of Venturi’s final tax return primarily reviewing items related to Venturi’s 2003 restructuring and the merger transaction with COMSYS Holding. The IRS completed this examination in May 2007. No audit adjustments were proposed.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company’s evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of December 30, 2007, which are the years ended December 31, 1999, through 2007. Some of these tax years remain subject to examination due to net operating loss carryforwards.
The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In the event it has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense. For 2007, 2006 and 2005, the Company has not recorded any interest or penalties.
7. Commitments and Contingencies
The Company has indemnified members of its board of directors and its corporate officers against any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that the individual is or was a director or officer of the Company. The individuals are indemnified, to the fullest extent permitted by law, against related expenses, judgments, fines and any amounts paid in settlement. The Company also maintains directors and officers insurance coverage in order to mitigate exposure to these indemnification obligations. The maximum amount of future payments is generally unlimited. There was no amount recorded for these indemnifications at December 30, 2007, and December 31, 2006. Due to the nature of these indemnifications, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist related to these indemnifications.

The Company leases various office space and equipment under noncancelable operating leases expiring through 2015. Certain leases include free rent periods, rent escalation clauses and renewal options. Rent expense is recorded on a straight-line basis over the term of the lease. Rent expense was $7.4 million, $6.8 million and $6.4 million for 2007, 2006 and 2005, respectively. Sublease income was $0.6 million, $0.2 million and $0.2 million for the years 2007, 2006 and 2005, respectively.
Future minimum annual payments for noncancelable operating leases in effect at December 30, 2007, are shown in the table below, in thousands:

2008	$6,930
2009	5,980
2010	4,608
2011	3,541
2012	2,600
Thereafter	5,456

29,115
Sublease income	(4,839)

$24,276

In connection with the merger and the sale of Venturi’s commercial staffing business, the Company placed $2.5 million of cash and 187,556 shares of its common stock in separate escrows pending the final determination of certain state tax and unclaimed property assessments. The shares were released from escrow on September 30, 2006, in accordance with the merger agreement, while the cash remains in escrow. The Company has recorded liabilities for amounts management believes are adequate to resolve all of the matters these escrows were intended to cover; however, management cannot ascertain at this time what the final outcome of these assessments will be in the aggregate and it is reasonably possible that management’s estimates could change. The escrowed cash is included in restricted cash on the Consolidated Balance Sheets. A final determination of one of these liabilities was made in 2007 after the Company was able to accumulate the required data to finalize the assessment with one of the jurisdictions. The final determination resulted in a $3.8 million reduction to goodwill and other current liabilities. The Company intends to make a claim against the escrow account related to this settlement in the amount of $0.8 million.
In connection with the purchase of Praeos in December 2007, the Company placed $3.4 million in an escrow account relating to potential bonus payments for employees. These amounts will be paid to employees during 2008 if they remain employed by Praeos one year after the closing date of the acquisition. Additionally, $1.4 million was placed in an escrow account to indemnify the Company for the breach of any representation, covenant or obligation by the seller, as specified in the purchase agreement. This amount will be paid out within 18 months of the closing date of the acquisition.
The Company has entered into employment agreements with certain of its executives covering, among other things, base compensation, incentive bonus determinations and payments in the event of termination or a change of control of the Company.
The Company is a defendant in various lawsuits and claims arising in the normal course of business and is defending them vigorously. While the results of litigation cannot be predicted with certainty, management believes the final outcome of such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. Any cost to settle litigation will be included in selling, general and administrative expense on the Consolidated Statements of Operations.
8. Defined Contribution Plan
The Company maintains a voluntary defined contribution 401(k) plan for certain qualifying employees, which provides for employee contributions. Participating employees may elect to defer and contribute a percentage of their compensation to the plan, not to exceed the dollar limit set by the Internal Revenue Code. For the years ended December 31, 2007, 2006 and 2005, the maximum deferral amount was 50%, subject to limitations set by the Internal Revenue Code. The Company matches 25% of each employee’s eligible contribution up to 6% of each employee’s gross compensation per paycheck. The Company may, at its discretion, make an additional year-end profit-sharing contribution. No discretionary contributions were made in 2007, 2006 or 2005. Total net expense under the plan amounted to approximately $1.5 million, $1.4 million and $1.1 million in 2007, 2006 and 2005, respectively.

Additionally, Pure Solutions maintains a voluntary defined contribution 401(k) plan for certain qualifying employees, which provides for employee contributions. Participating employees may elect to defer and contribute a percentage of their compensation to the plan, not to exceed the dollar limit set by the Internal Revenue Code. Pure Solutions has the discretion under the plan to match participant deferrals. For 2007, 2006 and 2005, Pure Solutions elected to forego a matching contribution.
During 1999, Venturi established a Supplemental Employee Retirement Plan (the “SERP”) for its then Chief Executive Officer. When this officer retired in February 2000, the annual benefit payable under the SERP was fixed at $150,000 through March 2017. As of December 30, 2007, approximately $1.0 million was accrued for the SERP.
9. Stockholders’ Equity
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
In December 2005, the Company issued 3.0 million shares of its common stock in a public offering at $11.00 per share. Net proceeds were approximately $31.0 million, a portion of which was used to redeem all of the Company’s Series A Redeemable Preferred Stock.
Warrants
In the merger, the Company assumed outstanding warrants to purchase 768,997 shares of Venturi (now COMSYS) common stock. The warrants were originally issued on April 14, 2003, in connection with the comprehensive financial restructuring with Venturi’s subordinated note holders. The warrants are exercisable in whole or in part over a 10-year period, and the exercise price is $7.8025 per share. The warrants may be exercised on a cashless basis at the option of the holder. The holders of the warrants are also entitled to participate in dividends declared on common stock as if the warrants were exercised for common stock. In connection with the purchase accounting for the merger, the warrants were recorded at fair value. At December 30, 2007, warrants to purchase 248,654 shares of the Company’s common stock were outstanding.
10. Stock Compensation Plans
The Company has four stock-based compensation plans with outstanding equity awards: the 1995 Equity Participation Plan (“1995 Plan”), the COMSYS Holding, Inc. 1999 Stock Option Plan (“1999 Plan”), the 2003 Equity Incentive Plan (“2003 Equity Plan”) and the COMSYS IT Partners, Inc. 2004 Stock Incentive Plan As Amended and Restated Effective April 13, 2007 (“2004 Equity Plan”).
In 2003, Venturi terminated the 1995 Plan in connection with the financial restructuring. As a result of the merger, all outstanding options under the 1995 Plan were vested and are exercisable. Only 1,250 stock options remained outstanding under the 1995 Plan as of December 30, 2007, and these options have a weighted average exercise price of $178.58 per share and a weighted average remaining contractual life of 1.5 years. Although the 1995 Plan has been terminated and no future option issuances will be made under it, these remaining outstanding stock options will continue to be exercisable in accordance with their terms.
In 1999, Old COMSYS adopted the 1999 Plan under which officers and other key employees were granted stock options at or above the fair market value of the stock on the date of grant. Under the terms of the 1999 Plan, stock options vested over a five-year period from the date of grant and would expire after ten years. As a result of the merger, each outstanding option under the 1999 Plan became exercisable, when vested, for 0.0001 of one share of Venturi (now COMSYS) common stock. Stock options for 39 shares remained outstanding under the 1999 Plan as of December 30, 2007, and these options have a weighted average exercise price of $20,000.00 per share and a weighted average remaining contractual life of 3.5 years. It is the Company’s intention to cancel these options in the first quarter of 2008. No future grants will be made under this plan.
In 2003, Venturi adopted the 2003 Equity Plan under which the Company may grant non-qualified stock options, incentive stock options and other stock-based awards in the Company’s common stock to officers and other key employees. On the date of the merger, all outstanding options under the 2003 Equity Plan vested and became exercisable. Options granted under the 2003 Equity Plan have a term of 10 years. The activity in the 2003 Equity Plan during 2007, 2006 and 2005 was as follows:

		Weighted-Average
	Number of Shares	Exercise Price

Outstanding at January 2, 2005	706,300	$8.95
Granted	—
Exercised	(48,500)	9.11
Forfeited	(14,400)	8.80

Outstanding at January 1, 2006	643,400	8.96
Granted	—
Exercised	(100,202)	8.11
Forfeited	(3,000)	8.88

Outstanding at December 31, 2006	540,198	9.10
Granted	—
Exercised	(95,198)	9.51
Forfeited	—

Outstanding at December 30, 2007	445,000	9.01

Exercisable at December 30, 2007	395,010	9.07

Available for issuance at December 30, 2007	53,035

In connection with the merger, the Company’s board of directors adopted and the stockholders approved the 2004 Stock Incentive Plan, which was subsequently amended and restated in 2007. Under the 2004 Equity Plan, the Company may grant non-qualified stock options, incentive stock options, restricted stock and other stock-based awards in its common stock to officers, employees, directors and consultants. Options granted under this plan have historically vested over a three-year period from the date of grant and expire after 10 years. The option activity in the 2004 Equity Plan during 2007, 2006 and 2005 was as follows:

		Weighted-Average
	Number of Shares	Exercise Price
Outstanding at January 2, 2005	420,000	$8.55
Granted	—
Exercised	(9,993)	8.55
Forfeited	(75,500)	8.55

Outstanding at January 1, 2006	334,507	8.54
Granted	256,000	11.07
Exercised	(107,416)	8.53
Forfeited	(47,507)	9.29

Outstanding at December 31, 2006	435,584	9.95
Granted	—	—
Exercised	(90,485)	9.42
Forfeited	(14,833)	9.56

Outstanding at December 30, 2007	330,266	10.11

Exercisable at December 30, 2007	174,948	9.26

Available for issuance as stock options or restricted stock at December 30, 2007	782,647

The following table summarizes information related to stock options outstanding and exercisable at December 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Contractual	Average		Average
	Options	Years	Exercise Price	Options	Exercise Price
Range of Exercise Prices	Outstanding	Remaining	per Share	Exercisable	per Share

$7.80	219,000	5.29	$7.80	219,000	$7.80
$8.55 to $8.88	235,602	6.69	$8.56	185,612	$8.57
$11.05 to $11.98	320,664	7.03	$11.30	165,346	$11.52
$63.25 to $20,000.00	1,289	3.02	$782.03	1,289	$782.03

$7.80 to $20,000.00	776,555	6.41	$10.76	571,247	$10.87

During 2007, the Company entered into a modification agreement with Mr. Michael H. Barker, its Chief Operating Officer, effective June 1, 2007, amending the vesting schedule for a portion of Mr. Barker’s 100,000 share stock option award dated October 1, 2004. The Compensation Committee determined that the performance targets for the 49,990 shares that were originally scheduled to vest over three years would not be met. Therefore, these shares were rescheduled to vest as follows: two-thirds of these shares were rescheduled to vest in substantially equal annual installments over the three-year period ending January 1, 2010, and one-third were rescheduled to vest over the same three-year period based on the attainment of the Company’s annual EBITDA target under its management incentive plan. The purpose of these modifications was to retain the services of the executive and provide an incentive for the executive to contribute to the Company’s long-term success after October 1, 2007, when the initial three-year vesting schedule for these options was originally scheduled to expire. All other terms of the original award remained unchanged.
The fair value of options granted in 2006 was estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table. The fair value of options modified in 2007 was estimated on the date of modification using the Black-Scholes option pricing model based on the assumptions noted in the following table. There were no options granted in 2007 or 2005.

	2007	2006

Expected life (in years)	6.0	6.0
Risk-free interest rate	4.750%	4.375%
Expected volatility	46.8%	45.0%
Dividend yield	0.0%	0.0%
Weighted average fair value of options granted or modified	$17.29	$5.47
Option valuation models, including the Black-Scholes model used by the Company, require the input of assumptions, including expected life and expected stock price volatility. Due to the limited number of option exercises following the merger, the expected term was estimated as the approximate midpoint between the vesting term and the contractual term; this represents the period of time that options granted are expected to be outstanding. The risk-free interest rate was based on U.S. Treasury rates in effect at the date of grant with maturity dates approximately equal to the expected life of the option at the grant date. Due to the limited trading history of the Company’s common stock following the merger, the expected volatility assumption for stock option grants prior to 2007 was based on an analysis of the actual realized historical volatility of the common stock of the Company as well as that of its peers. The expected volatility assumption for stock option modifications during 2007 was based on actual historical volatility of the Company’s common stock from the period after the Company’s December 2005 common stock offering through 2006. The Company does not anticipate paying a dividend, and, therefore, no expected dividend yield was used.
Cash received from option exercises was $1.8 million, $1.7 million and $0.5 million during 2007, 2006 and 2005, respectively, and was included in financing activities in the accompanying Consolidated Statements of Cash Flows. The total intrinsic value of options exercised during 2007, 2006 and 2005 was $2.3 million, $2.1 million and $0.4 million, respectively. The Company has historically used newly issued shares to satisfy share option exercises and restricted stock grants and expects to continue to do so in future periods.
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

The following activity has occurred in 2007 and 2006 related to restricted stock. There were no shares issued in 2005.

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested balance at January 1, 2006	312,410	$11.20
Granted	578,659	10.44
Vested	(279,468)	4.13
Forfeited	(258,051)	4.64

Nonvested balance at December 31, 2006	353,550	15.56
Granted	244,000	21.70
Vested	(87,748)	16.63
Forfeited	(19,167)	13.09

Nonvested balance at December 30, 2007	490,635	18.34

The shares issued to employees in 2006 and 2007 under the 2004 Equity Plan are subject to a three-year time-based vesting requirement, except as noted below, and the compensation expense associated with these shares is amortized using the straight-line method. Forfeitures and grants in the 2006 information above include shares held by the Company’s former Chief Executive Officer, the vesting terms of which were modified in connection with his resignation from the Company (Note 14).
Effective January 1, 2004, Old COMSYS adopted the 2004 Management Incentive Plan (the “Plan”). The Plan was structured as a stock issuance program under which certain executive officers and key employees might receive shares of Old COMSYS nonvoting Class D Preferred Stock in exchange for payment at the then current fair market value of these shares. Effective July 1, 2004, 1,000 shares of Class D Preferred Stock were issued by Old COMSYS under the Plan. Effective with the merger, these shares were exchanged for a total of 1,405,844 restricted shares of COMSYS common stock. One-third of these shares (468,615 shares) vested at the merger date. Another 468,615 shares were scheduled to vest in equal installments of 156,205 shares on January 1st of each of the years 2005, 2006 and 2007 (“time vesting shares”), and the remaining 468,614 shares were scheduled to vest in equal annual installments if specified earnings targets were met for fiscal years 2004, 2005 and 2006 (“performance vesting shares”), in each case subject to earlier vesting as discussed below. The earnings targets were not met for 2004 or 2005 and were not expected to be met for 2006 and, accordingly, no compensation expense was recognized in 2006 on the performance vesting shares. A total of 624,820 and 156,205 time-vesting shares vested in 2004 and 2005, respectively, resulting in stock-based compensation expense of $7.0 million and $1.8 million in each respective period. Of the remaining 156,205 time vesting shares that were originally scheduled to vest on January 1, 2007, 59,359 shares have vested and the related expense recognized in 2006 was $0.9 million. The remaining 96,846 shares were forfeited by certain Plan participants whose employment with the Company had terminated prior to vesting.
Effective September 30, 2006, the Compensation Committee of the Company’s board of directors (the “Committee”) made certain modifications to the Plan after concluding that the performance vesting targets appeared to be unattainable. The Committee approved modifications to the vesting targets for the performance vesting shares under which 103,700 shares (or two-thirds of the performance vesting shares held by the remaining participants at the time) were rescheduled to vest annually with the passage of time over the three-year period ending January 1, 2010, and 39,603 shares (or one-third of the performance vesting shares held by the remaining participants) were rescheduled to vest over the same three-year period based on the attainment of the Company’s annual EBITDA target under its management incentive plan. The purpose of these modifications was to retain the services of the remaining participants in this plan and provide an incentive for the participants to contribute to the Company’s long-term success after January 1, 2007, when all of the original unvested restricted shares would have expired. In addition, under the modification agreements, the participants forfeited a portion of their remaining performance vesting shares and waived their reallocation rights with respect to restricted shares that had been or may in the future be forfeited by other participants in the Plan who no longer remain in service with the Company. The Company reversed $0.5 million of stock-based compensation expense in the third quarter of 2006 of the $1.1 million that was recorded in the first six months of 2006 related to those participants who are no longer with the Company, due to the waiver by the remaining participants of the reallocation provision. In accordance with the terms of the Plan, these shares will be distributed to certain stockholders of Old COMSYS. The fair value of the modified shares was estimated assuming that performance goals will be reached. If such goals are not met, no compensation will be recognized and any recognized compensation cost will be reversed on the performance-based shares.
Effective July 27, 2006, the Company entered into an employment agreement with its Chief Executive Officer, Larry L. Enterline. Mr. Enterline received a restricted stock award of 150,000 restricted shares of common stock under the 2004 Equity Plan in connection with the execution of his employment agreement. One-third (50,000 shares) was scheduled to vest on the grant date and two-thirds (100,000 shares) were scheduled to vest in substantially equal installments on each of

January 1, 2007, January 1, 2008, and January 1, 2009. In accordance with SFAS 123(R), in July 2006, the Company recorded stock-based compensation expense of $0.7 million related to the vested shares. On September 29, 2006, the Company entered into a modification agreement with Mr. Enterline that amended the vesting schedule for Mr. Enterline’s restricted stock award. As a result of this amendment, the 50,000 shares that were originally scheduled to vest on the grant date were rescheduled to vest on the earlier of (i) January 1, 2009, or (ii) the termination of Mr. Enterline’s employment for any reason that would entitle him to severance benefits under Section 6 of his employment agreement (as amended from time to time). The Company recorded stock-based compensation expense of approximately $0.8 million in the third quarter of 2006 related to Mr. Enterline’s restricted shares, which included the $0.7 million initially recorded at the grant date.
Effective June 1, 2007, the Committee approved restricted stock grants to five executive officers, including the Company’s Chief Executive Officer. Half of these shares will vest in equal annual installments over three years. The remaining shares will performance vest at the end of the three-year period based on the Company’s earnings per share (“EPS”) growth as against the BMO Staffing Stock Index during the three-year period. The performance shares will fully vest if the Company’s EPS growth is in the top 25% of the index. The performance shares will vest 50% or 25% if the Company’s EPS growth is in the second 25% or third 25% of the index, respectively. No shares will vest if the Company’s EPS growth is in the bottom 25% of the index. The fair value of the performance-based shares awarded was estimated assuming that performance goals will be reached. If such goals are not met, no performance-based compensation will be recognized and any previously recognized compensation cost will be reversed. The vesting percentages will be prorated within individual tiers, except that no shares will vest for EPS growth in the bottom tier.
As of December 30, 2007, there was $6.0 million of total unrecognized compensation costs related to nonvested option and restricted stock awards granted under the plans, which are expected to be recognized over a weighted-average period of 23 months. The total fair value of shares and options that vested during 2007 was $1.9 million.
11. Related Party Transactions
Related Party Accounts Receivable
Elias J. Sabo, a member of the Company’s board of directors, also serves on the board of directors of The Compass Group, the parent company of CBS Personnel Holdings, Inc. (“CBS”) and Venturi Staffing Partners (“VSP”), a former Venturi subsidiary. As a result of the merger, the Company has an outstanding accounts receivable balance of approximately $0.1 million due from CBS. Additionally, VSP provides commercial staffing services to the Company and its clients in the normal course of its business. During 2007, the Company and its clients purchased approximately $8.4 million of staffing services from VSP, of which approximately $8.2 million was for services provided to the Company’s vendor management clients. At December 30, 2007, the Company had approximately $0.7 million in accounts payable to VSP.
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
12. Staff Accounting Bulletin No. 108
In September 2006 the SEC released Staff Accounting Bulletin No. 108, Topic 1N, Financial Statements, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). The transition provisions of SAB 108 permit the Company to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. Prior to 2006, the Company had used cash accounting to record certain commissions and payroll-related tax expenses. In 2006, the Company evaluated the effect the date the expense was incurred would have had on these income statement expenses and related accruals using the rollover method to determine if the effect of the misstatement would be material in any specific period. The Company determined the adjustment would not be material in any specific period and therefore did not restate historical financial statements. The Company adopted this statement retroactively as of January 2, 2006, as permitted, recognizing an adjustment of $2.8 million to accumulated deficit and commission and certain payroll-related tax accruals in its consolidated balance sheet as of January 2, 2006, and $0.3 million to its Consolidated Statement of Operations for the fiscal year ended December 31, 2006. There was no net tax impact related to these corrections due to the full tax valuation allowance on the balance sheet at December 31, 2006.
13. Executive Officer Resignations
Margaret G. Reed, a former officer of the Company, resigned in January 2006. Pursuant to a resignation agreement, Ms. Reed received severance payments totaling $0.3 million and certain other specified benefits. Also, the Company’s Compensation Committee approved the payment of additional severance in the amount of $0.1 million to Ms. Reed. Ms. Reed’s unvested restricted shares were repurchased by the Company at a price equal to the amount of Ms. Reed’s original investment and will be distributed to certain stockholders of COMSYS Holding as contemplated by the Plan and the modification agreements discussed in Note 10.
Michael T. Willis resigned as the Company’s Chairman and Chief Executive Officer in February 2006. The Company entered into a resignation agreement with Mr. Willis pursuant to which the Company agreed to pay Mr. Willis cash severance payments over a 24-month period in the aggregate amount of $1.2 million, consulting fees of $0.1 million, an expense allowance of $8,250 per month for 12 months and up to $1,000 per month to reimburse him for the cost of health benefits until he reaches the age of 65 or such time as another employer provides benefits. Beginning in July 2007, Mr. Willis was no longer eligible for these health benefit payments. The agreement also provided that in addition to the 282,703 vested shares of common stock that Mr. Willis held at the time under the Company’s 2004 Management Incentive Plan, 204,109 unvested shares of restricted common stock held by Mr. Willis would vest if the average closing price of the Company’s common stock over any consecutive 30-day period ending on or before December 31, 2006, equaled or exceeded $18.67 per share. These shares vested in October 2006.
The Company recorded a $1.9 million charge in its 2006 Consolidated Statement of Operations related to the severance benefits described above and a $0.2 million charge related to the modification of Mr. Willis’ stock awards, as described in Note 10.
Mr. Joseph C. Tusa, Jr. resigned as the Company’s Senior Vice President, Chief Financial Officer and Assistant Secretary effective December 24, 2007. The Company entered into a separation agreement with Mr. Tusa, whose employment with the Company terminated on January 2, 2008, pursuant to which Mr. Tusa received an advance payment against his 2007 bonus at target levels. The balance was paid after the completion of the 2007 audit simultaneously with the payment of other bonuses to executive officers. Additionally, 19,980 restricted shares scheduled to vest on January 1, 2008, which Mr. Tusa is entitled to under the terms of the Company’s 2004 Management Incentive Plan, vested (including 6,660 shares which were eligible to vest based on the Company’s achievement of the 2007 bonus target). All remaining, unvested shares held by Mr. Tusa were forfeited. Also, in accordance with Company policies, Mr. Tusa’s unused paid-time-off was paid within 10 days after his termination date, and he was eligible for COBRA health insurance coverage beginning after his termination date.

14. Summary of Quarterly Financial Information (Unaudited)
The Company’s fiscal year ends on the Sunday closest to December 31st and its first three fiscal quarters are 13 calendar weeks each (and each also ends on a Sunday). The following table sets forth quarterly financial information for each quarter in 2007 and 2006, in thousands, except per share amounts:

	2007
	First	Second	Third	Fourth

Revenues from services	$186,208	$186,602	$187,195	$183,260
Costs of services	141,207	139,768	139,945	137,154

Gross profit	45,001	46,834	47,250	46,106

Operating costs and expenses
Selling, general and administrative expenses	35,421	33,140	33,064	33,798
Depreciation and amortization	1,458	1,589	1,653	1,726

	36,879	34,729	34,717	35,524

Income from operations	8,122	12,105	12,533	10,582
Interest expense, net	2,420	2,296	1,993	1,541
Other income, net	(228)	(223)	(18)	(67)

Income before income taxes	5,930	10,032	10,558	9,108
Income tax expense	448	460	941	430

Net income	$5,482	$9,572	$9,617	$8,678

Basic net income per share	$0.28	$0.48	$0.48	$0.43
Diluted net income per share	$0.28	$0.47	$0.48	$0.43
Basic weighted average shares outstanding	18,845	19,243	19,459	19,474
Diluted weighted average shares outstanding	19,754	20,195	20,118	20,392

	2006
	First	Second	Third	Fourth

Revenues from services	$178,592	$187,609	$185,734	$184,710
Costs of services	136,520	141,736	139,991	139,351

Gross profit	42,072	45,873	45,743	45,359

Operating costs and expenses
Selling, general and administrative expenses	34,238	34,283	33,074	34,056
Depreciation and amortization	2,172	2,167	2,198	2,180

	36,410	36,450	35,272	36,236

Income from operations	5,662	9,423	10,471	9,123
Interest expense, net	3,957	3,573	4,851	3,137
Loss on early extinguishment of debt	—	—	2,468	723
Other (income) expense, net	(124)	(170)	22	(38)

Income before income taxes	1,829	6,020	3,130	5,301
Income tax expense (benefit)	150	(5,342)	274	151

Net income	$1,679	$11,362	$2,856	$5,150

Basic net income per share	$0.09	$0.60	$0.15	$0.27
Diluted net income per share	$0.09	$0.60	$0.15	$0.26
Basic weighted average shares outstanding	18,550	18,562	18,698	18,628
Diluted weighted average shares outstanding	18,804	18,920	19,299	19,531
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          Our management has established and maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Accounting Officer (our principal executive officer and principal financial officer, respectively), as appropriate to allow timely decisions regarding required disclosure. As of December 30, 2007, our management, including our Chief Executive Officer and our Chief Accounting Officer, conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
          All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Changes in Internal Controls over Financial Reporting
          There has been no change in our internal control over financial reporting during the year ended December 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
          A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of management override or improper acts, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to management override, error or improper acts may occur and not be detected. Any resulting misstatement or loss may have an adverse and material effect on our business, financial condition and results of operations.
          Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 30, 2007. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 30, 2007, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

/s/ Larry L. Enterline	/s/ Amy Bobbitt

Larry L. Enterline	Amy Bobbitt
Chief Executive Officer	Senior Vice President and Chief Accounting Officer
March 12, 2008	March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Board of Directors and Shareholders
COMSYS IT Partners, Inc. and Subsidiaries
     We have audited COMSYS IT Partners, Inc. and Subsidiaries internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). COMSYS IT Partners, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, COMSYS IT Partners, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of COMSYS IT Partners, Inc. and Subsidiaries as of December 30, 2007, and December 31, 2006, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2007, and our report dated March 10, 2008, expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Phoenix, Arizona
March 10, 2008
ITEM 9B. OTHER INFORMATION
          None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          Information required by this Item 10 with respect to our code of ethics, compliance with Section 16(a) of the Exchange Act and the directors and nominees for election to our board is incorporated herein by reference to our Proxy Statement for our 2008 Annual Stockholders’ Meeting, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Information regarding our executive officers is contained in this report in Part I, Item 1 “Business—Executive Officers.”
ITEM 11. EXECUTIVE COMPENSATION
          Information required by this Item 11 is incorporated herein by reference to our Proxy Statement for our 2008 Annual Stockholders’ Meeting, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          Information required by this Item 12 is incorporated herein by reference to our Proxy Statement for our 2008 Annual Stockholders’ Meeting, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
          Information required by this Item 13 is incorporated herein by reference to our Proxy Statement for our 2008 Annual Stockholders’ Meeting, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
          Information required by this Item 14 is incorporated herein by reference to our Proxy Statement for our 2008 Annual Stockholders’ Meeting, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this Annual Report on Form 10-K:

Exhibits. The exhibits identified in the accompanying Exhibit Index are filed with this report or incorporated herein by reference. Exhibits designated with an “*” are attached. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2008	COMSYS IT PARTNERS, INC.
	By:	/s/ Amy Bobbitt
		Name:	Amy Bobbitt
		Title:	Senior Vice President and Chief Accounting Officer

POWER OF ATTORNEY
     The undersigned directors and officers of COMSYS IT Partners, Inc. hereby constitute and appoint Ken R. Bramlett, Jr. and Amy Bobbitt, and each of them, with the power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact and agents with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorneys-in-fact, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities indicated on March 12, 2008:

/s/ Larry L. Enterline Larry L. Enterline	Chief Executive Officer and Director (principal executive officer)

/s/ Amy Bobbitt Amy Bobbitt	Senior Vice President and Chief Accounting Officer (principal financial and accounting officer)

/s/ Frederick W. Eubank II Frederick W. Eubank II	Director

/s/ Courtney R. McCarthy Courtney R. McCarthy	Director

/s/ Victor E. Mandel Victor E. Mandel	Director

/s/ Robert Z. Hensley Robert Z. Hensley	Director

/s/ Robert Fotsch Robert Fotsch	Director

/s/ Elias J. Sabo Elias J. Sabo	Director

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit			Exhibit
Number	Exhibit Description	Form	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of COMSYS IT Partners, Inc.	8-K	3.1	October 4, 2004

3.2	Amended and Restated Bylaws of COMSYS IT Partners, Inc.	8-K	3.2	October 4, 2004

3.3	First Amendment to the Amended and Restated Bylaws of COMSYS IT Partners, Inc.	8-K	3.1	May 4, 2005

4.1	Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old COMSYS Holdings stockholders party thereto	8-A/A	4.2	November 2, 2004

4.2	Amendment No. 1 to Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old COMSYS Holdings stockholders party thereto	10-Q	4.2	May 6, 2005

4.3	Amended and Restated Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old Venturi stockholders party thereto	8-A/A	4.3	November 2, 2004

4.4	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old Venturi stockholders party thereto	10-Q	4.4	May 6, 2005

4.7#	Common Stock Purchase Warrant dated as of April 14, 2003, issued by the Company in favor of BNP Paribas	8-K	99.16	April 25, 2003

4.8	Specimen Certificate for Shares of Common Stock	10-K	4.6	April 1, 2005

10.1	Credit Agreement dated as of December 14, 2005, among COMSYS Services LLC, COMSYS Information Technology Services, Inc. and Pure Solutions, Inc., as borrowers, COMSYS IT Partners, Inc. and PFI LLC, as guarantors, COMSYS Services LLC acting in its capacity as borrowing agent and funds administrator for the borrowers, Merrill Lynch Capital, as administrative agent, a lender, sole bookrunner and sole lead arranger, ING Capital LLC, as co-documentation agent and as a lender, Allied Irish Banks PLC, as co-documentation agent and as a lender, GMAC Commercial Finance LLC, as syndication agent and as a lender, and the lenders from time to time party thereto	8-K	10.1	December 15, 2005

10.1a	Consent and First Amendment to Credit Agreement, dated as of March 31, 2006, among COMSYS Services LLC, COMSYS Information Technology Services, Inc. and Pure Solutions, Inc., as borrowers, COMSYS IT Partners, Inc. and PFI LLC, as guarantors, COMSYS Services LLC, acting in its capacity as borrowing agent and funds administrator for the borrowers, Merrill Lynch Capital, as administrative agent, a lender, sole bookrunner and sole lead arranger, ING Capital LLC, as co-documentation agent and as a lender, Allied Irish Banks PLC, as co-documentation agent and as a lender, GMAC Commercial Finance LLC, as syndication agent and as a lender, and the lenders from time to time party thereto	8-K	10.1	September 15, 2006

10.1b	Consent, Waiver and Second Amendment to Credit Agreement, dated as of September 15, 2006, among COMSYS Services LLC, COMSYS Information Technology Services, Inc. and Pure Solutions, Inc., as borrowers, COMSYS IT Partners, Inc., PFI LLC and COMSYS IT Canada, Inc. as guarantors, COMSYS Services LLC, acting in its capacity as borrowing agent and funds administrator for the borrowers, Merrill Lynch Capital, as administrative agent, a lender, sole bookrunner and sole lead arranger, ING Capital LLC, Allied Irish Banks PLC, and BMO Capital Markets Financing, Inc., as co-documentation agents and as lenders, GMAC Commercial Finance LLC, as syndication agent and as a lender, and the lenders from time to time party thereto	8-K	10.2	September 15, 2006

10.1c	Consent and Third Amendment to Credit Agreement, dated as of December 15, 2006, among COMSYS Services LLC, COMSYS Information Technology Services, Inc. and Pure Solutions, Inc., as borrowers, COMSYS IT Partners, Inc., PFI LLC and COMSYS IT Canada, Inc., as guarantors, COMSYS Services LLC, acting in its capacity as borrowing agent and funds administrator for the borrowers, Merrill Lynch Capital, as administrative agent, a lender, sole bookrunner and sole lead arranger, ING Capital LLC, Allied Irish Banks PLC and BMO Capital Markets Financing, Inc., as co-documentation agents and as lenders, GMAC Commercial Finance LLC, as syndication agent and as a lender, and the lenders from time to time party thereto	8-K	10.1	December 18, 2006

10.1d	Consent and Fourth Amendment to Credit Agreement, dated as of March 15, 2007, among COMSYS Services LLC, COMSYS Information Technology Services, Inc. and Pure Solutions, Inc., as borrowers, COMSYS IT Partners, Inc., PFI LLC and COMSYS IT Canada, Inc., as guarantors, COMSYS Services LLC, acting in its capacity as borrowing agent and funds administrator for the borrowers, Merrill Lynch Capital, as administrative agent, a lender, sole bookrunner and sole lead arranger, ING Capital LLC, Allied Irish Banks PLC and BMO Capital Markets Financing, Inc., as co-documentation agents and as lenders, GMAC Commercial Finance LLC, as syndication agent and as a lender, and the lenders from time to time party thereto	10-Q	10.1	May 9, 2007

		Incorporated by Reference
Exhibit			Exhibit
Number	Exhibit Description	Form	Number	Filing Date

10.1e	Consent and Fifth Amendment to Credit Agreement, dated as of May 31, 2007, among COMSYS Services LLC, COMSYS Information Technology Services, Inc. and Pure Solutions, Inc., as borrowers, COMSYS IT Partners, Inc., PFI LLC, COMSYS IT Canada, Inc. and Econometrix, LLC, as guarantors, COMSYS Services LLC, acting in its capacity as borrowing agent and funds administrator for the borrowers, Merrill Lynch Capital, as administrative agent, a lender, sole bookrunner and sole lead arranger, ING Capital LLC, Allied Irish Banks PLC and BMO Capital Markets Financing, Inc., as co-documentation agents and as lenders, GMAC Commercial Finance LLC, as syndication agent and as a lender, and the lenders from time to time party thereto	10-Q	10.1	August 10, 2007

10.1f*	Consent and Sixth Amendment to Credit Agreement, dated as of December 12, 2007, among COMSYS Services LLC, COMSYS Information Technology Services, Inc. and Pure Solutions, Inc., as borrowers, COMSYS IT Partners, Inc., PFI LLC, COMSYS IT Canada, Inc., Econometrix, LLC, and Plum Rhino Consulting, LLC, as guarantors, COMSYS Services LLC, acting in its capacity as borrowing agent and funds administrator for the borrowers, Merrill Lynch Capital, as administrative agent, a lender, sole bookrunner and sole lead arranger, ING Capital LLC, Allied Irish Banks PLC and BMO Capital Markets Financing, Inc., as co-documentation agents and as lenders, GMAC Commercial Finance LLC, as syndication agent and as a lender, and the lenders from time to time party thereto

10.1g*	Consent and Seventh Amendment to Credit Agreement, dated as of December 19, 2007, among COMSYS Services LLC, COMSYS Information Technology Services, Inc. and Pure Solutions, Inc., as borrowers, COMSYS IT Partners, Inc., PFI LLC, COMSYS IT Canada, Inc., Econometrix, LLC, and Plum Rhino Consulting, LLC, as guarantors, COMSYS Services LLC, acting in its capacity as borrowing agent and funds administrator for the borrowers, Merrill Lynch Capital, as administrative agent, a lender, sole bookrunner and sole lead arranger, ING Capital LLC, Allied Irish Banks PLC and BMO Capital Markets Financing, Inc., as co-documentation agents and as lenders, GMAC Commercial Finance LLC, as syndication agent and as a lender, and the lenders from time to time party thereto

10.5	Guaranty, dated as of December 14, 2005, among COMSYS IT Partners, Inc. and PFI LLC, as guarantors, in favor of Merrill Lynch Capital, in its capacity as administrative agent	8-K	10.2	December 15, 2005

10.6	Guaranty, dated as of June 15, 2006, by COMSYS IT Canada, Inc. in favor of Merrill Lynch Capital, in its capacity as administrative agent	8-K	10.3	September 15, 2006

10.7+	2004 Stock Incentive Plan, as Amended and Restated Effective April 13, 2007	Proxy Statement	Appendix A	April 17, 2007

10.8+	2003 Equity Incentive Plan	Proxy	Annex C	June 24, 2003
		Statement

10.9+	Old COMSYS 2004 Management Incentive Plan	10-K	10.10	April 1, 2005

10.10+	Modification Agreement, effective as of September 30, 2006, by and between COMSYS IT Partners, Inc. and Joseph C. Tusa, Jr.	S-4	10.1	December 4, 2006

10.11+	Modification Agreement, effective as of September 30, 2006, by and between COMSYS IT Partners, Inc. and David L. Kerr	S-4	10.2	December 4, 2006

10.14+	Resignation Agreement and Release dated February 2, 2006 between COMSYS Information Technology Services, Inc. and Michael T. Willis	8-K	10.1	February 3, 2006

10.15+	Amended and Restated Employment Agreement dated December 9, 2005 between COMSYS IT Partners, Inc. and Joseph C. Tusa, Jr.	8-K	10.1	December 14, 2005

10.18+	First Amended and Restated Employment Agreement dated June 1, 2007, between COMSYS IT Partners, Inc. and David L. Kerr	10-Q	10.3	August 10, 2007

10.19+	First Amended and Restated Employment Agreement dated June 1, 2007, between COMSYS IT Partners, Inc. and Michael H. Barker	10-Q	10.2	August 10, 2007

10.21+	Employment Agreement dated as of January 3, 2006 between COMSYS IT Partners, Inc. and Ken R. Bramlett, Jr.	10-K	10.18	March 17, 2006

10.23+	Employment Agreement dated as of July 27, 2006 between COMSYS IT Partners, Inc. and Larry L. Enterline	10-Q	10.1	August 7, 2006

10.24+	Modification Agreement, dated as of September 23, 2006, between COMSYS IT Partners, Inc. and Larry L. Enterline	S-4	10.3	December 4, 2006

10.25+	Form of Indemnification Agreement between COMSYS IT Partners, Inc. and each of the Company’s directors and executive officers	8-K	10.1	May 4, 2005

10.26+*	Employment Agreement dated as of February 14, 2008, between COMSYS IT Partners, Inc. and Amy Bobbitt

Incorporated by Reference
Exhibit			Exhibit
Number	Exhibit Description	Form	Number	Filing Date

14.1	Code of Business Conducts and Ethics for COMSYS IT Partners, Inc.	8-K	14.1	May 4, 2005

21.1*	List of Subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	This exhibit is substantially identical to Common Stock Purchase Warrants issued by the Company on the same date to each of Bank of America, N.A. and Bank One, N.A., and to Common Stock Purchase Warrants, reflecting a transfer of a portion of such Common Stock Purchase Warrants, issued by the Company (i) as of the same date to each of Inland Partners, L.P., Links Partners L.P., MatlinPatterson Global Opportunities Partners L.P. and R2 Investments, LDC and (ii) on August 6, 2003 to Mellon HBV SPV LLC.