Form 10-Q
period 2008-03-30
COMSYS IT PARTNERS INC
filed 2008-05-12
CIK 948850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2008.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     The number of shares of the registrant’s common stock outstanding as of May 5, 2008, was 20,379,867.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          Our disclosure and analysis in this report, including information incorporated by reference, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to the financial condition, results of operations, plans, objectives, future performance and business of COMSYS IT Partners, Inc. and its subsidiaries. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All statements other than statements of historical facts included in, or incorporated into, this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements.
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
          Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or that the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in this section, the “Risk Factors” section contained in our most recent Annual Report on Form 10-K and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I
ITEM 1. FINANCIAL STATEMENTS
COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 30,	April 1,
	2008	2007
(In thousands, except per share amounts)
Revenues from services	$183,383	$186,208
Cost of services	138,727	141,207

Gross profit	44,656	45,001

Operating costs and expenses:
Selling, general and administrative	34,764	35,421
Depreciation and amortization	1,820	1,458

	36,584	36,879

Operating income	8,072	8,122
Interest expense, net	1,603	2,420
Other expense (income), net	(53)	(228)

Income before income taxes	6,522	5,930
Income tax expense	1,418	448

Net income	$5,104	$5,482

Basic earnings per common share	$0.25	$0.28
Diluted earnings per common share	$0.25	$0.28

Weighted average basic and diluted shares outstanding:
Basic	19,579	18,845
Diluted	20,617	19,754
See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 30,	April 1,
	2008	2007
(In thousands)
Net income	$5,104	$5,482
Foreign currency translation adjustments	21	26

Total comprehensive income	$5,125	$5,508

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 30,	December 30,
	2008	2007
(In thousands, except share and par value amounts)	(Unaudited)
Assets
Current assets:
Cash	$1,585	$1,594
Accounts receivable, net of allowance of $3,296 and $3,389, respectively	186,510	189,317
Prepaid expenses and other	4,398	3,153
Restricted cash	3,392	3,365

Total current assets	195,885	197,429

Fixed assets, net	13,109	13,094
Goodwill	173,439	174,160
Other intangible assets, net	12,205	10,002
Deferred financing costs, net	1,827	2,044
Restricted cash	2,823	4,218
Other assets	1,463	1,522

Total assets	$400,751	$402,469

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$148,219	$145,622
Payroll and related taxes	26,760	29,574
Current maturities of long-term debt	3,750	5,000
Interest payable	266	365
Other current liabilities	7,148	7,897

Total current liabilities	186,143	188,458

Long-term debt	61,626	66,903
Other noncurrent liabilities	2,369	2,476

Total liabilities	250,138	257,837

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 95,000,000 shares authorized and 20,377,867 shares outstanding; 95,000,000 shares authorized and 20,180,578 shares outstanding, respectively	203	201
Common stock warrants	1,734	1,734
Accumulated other comprehensive income	78	57
Additional paid-in capital	224,028	223,174
Accumulated deficit	(75,430)	(80,534)

Total stockholders’ equity	150,613	144,632

Total liabilities and stockholders’ equity	$400,751	$402,469

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Accumulated
		Common	Other	Additional		Total
	Common	Stock	Comprehensive	Paid-in	Accumulated	Stockholders’
	Stock	Warrants	Income (Loss)	Capital	Deficit	Equity
(In thousands, except share data)
Balance as of December 31, 2006	$191	$1,734	$(12)	$206,740	$(113,883)	$94,770
Net income	—	—	—	—	33,349	33,349
Foreign currency translations	—	—	69	—	—	69
Issuance of 501,413 shares of common stock for acquistions	5	—	—	10,560	—	10,565
Issuance of 244,000 shares of restricted common stock	3	—	—	(3)	—	—
Forfeiture of 28,807 shares of restricted common stock	—	—	—	(428)	—	(428)
Options exercised for 185,683 shares of common stock	2	—	—	1,777	—	1,779
Stock issuance costs	—	—	—	(19)	—	(19)
Stock-based compensation	—	—	—	4,547	—	4,547

Balance as of December 30, 2007	201	1,734	57	223,174	(80,534)	144,632
Net income	—	—	—	—	5,104	5,104
Foreign currency translations	—	—	21	—	—	21
Issuance of 251,878 shares of restricted common stock	2	—	—	(2)	—	—
Forfeiture of 72,127 shares of restricted common stock	—	—	—	(244)	—	(244)
Stock-based compensation	—	—	—	1,100	—	1,100

Balance as of March 30, 2008	$203	$1,734	$78	$224,028	$(75,430)	$150,613

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 30,	April 1,
	2008	2007
(In thousands)
Cash flows from operating activities
Net income	$5,104	$5,482
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,820	1,458
Provision for doubtful accounts	18	41
Stock-based compensation	1,100	1,720
Amortization of deferred financing costs	217	244
Noncash income tax expense	1,418	448
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,765	(21,294)
Prepaid expenses and other	(1,183)	(155)
Accounts payable	607	6,633
Payroll and related taxes	(3,071)	(4,866)
Other	164	387

Net cash provided by (used in) operating activities	8,959	(9,902)

Cash flows from investing activities
Capital expenditures	(1,064)	(357)
Acquisitions, net of cash acquired	(1,387)	(832)

Net cash used in investing activities	(2,451)	(1,189)

Cash flows from financing activities
Borrowings (payments) under revolving credit facility, net	(5,277)	11,283
Repayments of long-term debt	(1,250)	(1,250)
Proceeds from issuance of common stock, net of issuance costs	13	(41)
Exercise of stock options and warrants	—	603

Net cash provided by (used in) financing activities	(6,514)	10,595

Effect of exchange rates on cash	(3)	8

Net decrease in cash	(9)	(488)
Cash, beginning of period	1,594	1,605

Cash, end of period	$1,585	$1,117

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. General
The unaudited consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the U.S.; however, they do include all adjustments of a normal recurring nature that, in the opinion of management, are necessary to present fairly the results of operations of COMSYS IT Partners, Inc. and its subsidiaries (collectively, the “Company”) for the interim periods presented. The consolidated balance sheet information as of December 30, 2007, and the consolidated statement of shareholders’ equity information for the period from December 31, 2006, through December 30, 2007, has been derived from our audited financial statements but does not include the financial statement footnote information required for audited financial statements. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007, as filed with the Securities and Exchange Commission (“SEC”).
The Company provides a full range of specialized IT staffing and project implementation services, including website development and integration, application programming and development, client/server development, systems software architecture and design, systems engineering and systems integration. The Company also provides services that complement its IT staffing services, such as vendor management, project solutions, process solutions and permanent placement of IT professionals. The COMSYS Process Solutions Group also delivers critical management solutions across the resource spectrum from contingent workers to outsourced services.
The Company’s fiscal year ends on the Sunday closest to December 31st and its first three fiscal quarters are 13 calendar weeks each (and each also ends on a Sunday). The fiscal first quarter-ends for 2008 and 2007 were March 30, 2008, and April 1, 2007, respectively.
Due to the seasonal nature of our business, the results of operations for the three months ended March 30, 2008, are not necessarily indicative of results to be expected for the entire fiscal year.
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
On October 31, 2005, the Company purchased all of the outstanding stock of Pure Solutions, Inc. (“Pure Solutions”), an information technology services company with operations in California. This acquisition was not material to the Company’s business. The purchase price was comprised of a $7.5 million cash payment at closing plus up to $8.25 million of earnout payments over three years. In connection with the purchase, the Company recorded a customer base intangible asset in the amount of $6.6 million, which was valued using a discounted cash flow analysis. The fair value of Pure Solutions’ net identifiable assets exceeded the initial purchase price by $1.1 million, and this amount was recorded as a liability at the date of purchase. In June 2006, the Company made an earnout payment of $1.25 million, of which $1.1 million was charged to the liability with the remainder to goodwill. Additional earnout payments of $2.5 million were paid in 2007, and an earnout payment of $1.25 million was accrued in October 2007 and paid in

January 2008. Additional earnout payments of $2.0 million were accrued during the first quarter of 2008 for payment during the second or third quarter of 2008. These payments and any future earnout payments are recorded to goodwill. The operations of Pure Solutions are included in the Consolidated Statement of Operations for periods subsequent to the purchase.
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
On May 31, 2007, the Company purchased all of the issued and outstanding membership interests in Plum Rhino Consulting LLC (“Plum Rhino”), a specialty finance and accounting staffing services provider with operations in Georgia, Illinois, Missouri and North Carolina. This acquisition was not material to the Company’s business. The purchase price included the issuance of 253,606 shares of the Company’s common stock to the Plum Rhino members, debt payments of approximately $0.2 million and up to $3.7 million of earnout payments based on Plum Rhino’s achievement of specified annual EBITDA targets over a three-year period. As of March 30, 2008, the Company has not accrued any amounts related to the potential earnout payments. In connection with the purchase, the Company recorded a customer base intangible asset in the amount of $3.2 million, which was valued using a discounted cash flow analysis, $2.2 million of goodwill and $0.6 million of tangible net assets. The operations of Plum Rhino are included in the Consolidated Statement of Operations subsequent to the purchase on May 31, 2007.
On December 12, 2007, the Company purchased all of the outstanding stock in Praeos Technologies, Inc. (“Praeos”), an Atlanta-based provider of IT consulting services specializing in the business intelligence and business analytics sectors. This acquisition was not material to the Company’s business. The purchase price was comprised of a $12.0 million cash payment at closing plus up to a $5.5 million earnout payment based on Praeos’ achievement of a specified annual EBITDA target in 2008. As of March 30, 2008, the Company has not accrued any amounts related to the potential earnout payment. In connection with the purchase, the Company recorded $6.2 million of goodwill, $3.4 million in restricted cash relating to amounts deposited into escrow for a payment required to be made to employees or former shareholders in December 2008 and $2.4 million of tangible net assets. This $3.4 million payment is required to be paid to former employees that participated in the Praeos bonus plan upon the one-year anniversary date of the close of the acquisition if they are still employed by the Company. If there are no bonus plan participants remaining, the funds will be paid to the former shareholders of Praeos. The Company has determined that the bonus plan acquired at acquisition is a compensatory arrangement and accordingly will recognize compensation expense ratably in 2008 up to the $3.4 million. If on the one-year anniversary of the closing date the employees are no longer with the Company and the $3.4 million is to be paid to the former shareholders, the Company will reverse the recognized compensation expense and record additional purchase price. In addition, the Company is party to a $1.4 million escrow set up to indemnify the Company for the breach of any representation, covenant or obligation by the seller. The operations of Praeos are included in the Consolidated Statement of Operations subsequent to the purchase on December 12, 2007.
On December 19, 2007, the Company purchased the assets and assumed specified liabilities of T. Williams Consulting, LLC (“TWC”), a Philadelphia-based provider of recruitment process outsourcing and specialty human resources consulting services. This acquisition was not material to the Company’s business. The purchase price was comprised of a $16.5 million cash payment at closing plus up to a $7.5 million earnout payment based on TWC’s achievement of a specified annual EBITDA target in 2008. As of March 30, 2008, the Company has not accrued any amounts related to the potential earnout payment. In connection with the purchase, the Company recorded a customer base intangible asset in the amount of $2.8 million, which was valued using a discounted cash flow analysis, an assembled methodology intangible asset in the amount of $0.2 million, which was valued using an estimated development cost analysis, $11.8 million of goodwill and $1.7 million of tangible net assets. The operations of TWC are included in the Consolidated Statement of Operations subsequent to the purchase on December 19, 2007.
None of these acquisitions, individually or in the aggregate, required financial statement filings under Rule 3-05 of Regulation S-X.
3. Fair Value of Financial Instruments
The Company uses fair value measurements in areas that include, but are not limited to: the allocation of purchase price consideration to tangible and identifiable intangible assets; impairment testing of goodwill and long-lived assets and share-based compensation arrangements. The carrying values of cash, accounts receivable, restricted cash, accounts payable, and payroll and related taxes approximate their fair values due to the short-term maturity of these instruments. The carrying value of our revolving line of credit, senior term loan and interest payable approximates fair value due to the variable nature of the interest rates under the Company’s senior credit agreement. The Company, using available market information and appropriate valuation methodologies, has determined the estimated fair value of its financial instruments. However, considerable judgment is required in interpreting data to develop the estimates of fair value.
On December 31, 2007, The Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), which established a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have any impact on the Company’s consolidated financial statements.

4. Long-Term Debt
Long-term debt consisted of the following, in thousands:

	March 30,	December 30,
	2008	2007

Revolver	$61,626	$66,903
Senior term loan	3,750	5,000

	65,376	71,903
Less current maturities	3,750	5,000

Total long-term debt	$61,626	$66,903

The Company’s senior term loan and borrowings under the revolver bear interest at the prime rate plus a margin that can range from 0.75% to 1.00%, or, at the Company’s option, LIBOR plus a margin that can range from 1.75% to 2.00%, each depending on the Company’s total debt to adjusted EBITDA ratio, as defined in the senior credit agreement, as amended. The Company pays a quarterly commitment fee of 0.5% per annum on the unused portion of the revolver. The Company and certain of its subsidiaries guarantee the loans and other obligations under the senior credit agreement. The obligations under the senior credit agreement are secured by a perfected first priority security interest in substantially all of the assets of the Company and its U.S. subsidiaries, as well as the shares of capital stock of its direct and indirect U.S. subsidiaries and certain of the capital stock of its foreign subsidiaries. Pursuant to the terms of the senior credit agreement, the Company maintains a zero balance in its primary domestic cash accounts. Any excess cash in those domestic accounts is swept on a daily basis and applied to repay borrowings under the revolver, and any cash needs are satisfied through borrowings under the revolver.
Borrowings under the revolver are limited to 85% of eligible accounts receivable, as defined in the senior credit agreement, as amended, reduced by the amount of outstanding letters of credit and designated reserves. At March 30, 2008, these designated reserves were: a $5.0 million minimum availability reserve, a $2.2 million reserve for outstanding letters of credit and a $3.3 million reserve for the Pure Solutions acquisition. At March 30, 2008, the Company had outstanding borrowings of $61.6 million under the revolver at interest rates ranging from 4.29% to 6.00% per annum (weighted average rate of 4.67%) and excess borrowing availability under the revolver of $75.7 million for general corporate purposes. At March 30, 2008, the Company’s debt to adjusted EBITDA ratio resulted in a prime rate margin of 0.75% and a LIBOR margin of 1.75%. Fees paid on outstanding letters of credit are equal to the LIBOR margin then applicable to the revolver, which at March 30, 2008, was 1.75%. At March 30, 2008, outstanding letters of credit totaled $2.2 million. The principal balance of the senior term loan on that date was $3.8 million with an interest rate of 4.30%. The senior term loan is scheduled to be repaid in eight equal quarterly principal installments, the fifth of which was made on March 28, 2008.
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
The senior credit agreement contains customary covenants, including the maintenance of a fixed charge coverage ratio and a total debt to adjusted EBITDA ratio, as defined in the senior credit agreement, as amended. The senior credit agreement also places restrictions on the Company’s ability to enter into certain transactions without the approval of the lenders, such as the payment of dividends, disposition and acquisition of assets and the assumption of contingent obligations. As of March 30, 2008, the Company was in compliance with all covenant requirements.
5. Income Taxes
The income tax expense of $1.4 million for the three months ended March 30, 2008, contains the following amounts: current expenses totaling $0.2 million for federal alternative minimum tax, miscellaneous state income tax expenses and foreign income taxes related to the Company’s profitable United Kingdom subsidiary and a deferred expense in the amount of $1.2 million resulting from the release of a portion of the valuation allowance on Venturi’s acquired net deferred assets from the merger.

The Company records an income tax valuation allowance when it is more likely than not that certain deferred tax assets will not be realized. The Company carried a valuation allowance against most of its deferred tax assets as of March 30, 2008. These deferred tax items represent expenses or operating losses recognized for financial reporting purposes, which will result in tax deductions over varying future periods. The judgments, assumptions and estimates that may affect the amount of the valuation allowance include estimates of future taxable income, timing or amount of future reversals of existing deferred tax liabilities and other tax planning strategies that may be available to the Company. If the Company continues to be profitable, the Company will continue to evaluate each quarter its estimates of the recoverability of its deferred tax assets based on its assessment of whether any portion of these fully reserved assets become more likely than not recoverable through future taxable income. At such time, if any, that the Company no longer has a reserve for its deferred tax assets, it will record a deferred tax asset and related tax benefit in the period the valuation allowance is reversed, and it will begin to provide for taxes at the full statutory rate going forward.
As of March 30, 2008, the Company had $51.9 million in net deferred tax assets and had recorded a valuation allowance against $51.0 million of those assets. The decrease in the valuation allowance from December 30, 2007, resulted primarily from pre-tax book income earned during the quarter. Although the Company’s net deferred tax asset is substantially offset with a valuation allowance, a portion of its fully-reserved deferred tax assets that become realized through operating profits are recognized as adjustments to the purchase price as a reduction to goodwill to the extent they relate to benefits acquired in the merger. This then results in deferred tax expense in the year the acquired deferred tax assets are utilized. This portion of deferred tax expense represents the consumption of pre-merger deferred tax assets that were acquired with zero basis. In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, the Company calculated a goodwill bifurcation ratio in the year of the merger to determine the amount of deferred tax asset realizable expense that should be offset to goodwill prospectively.
The Company has not paid United States federal income tax on the undistributed foreign earnings of its foreign subsidiaries as it is the Company’s intent to reinvest such earnings in its foreign subsidiaries. Pretax income attributable to the Company’s profitable foreign operations amounted to $0.1 million and $0.3 million in the three months ended March 30, 2008, and April 1, 2007, respectively.
There was no amount recorded for uncertain income tax positions at March 30, 2008, or December 30, 2007.
The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In the event it has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense. For the three months ended March 30, 2008, and April 1, 2007, the Company has not recorded any interest or penalties.
6. Earnings Per Share
Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.
Dilutive securities at March 30, 2008, include 248,654 warrants to purchase the Company’s common stock. The warrant holders are entitled to participate in dividends declared on common stock as if the warrants were exercised for common stock. As a result, for purposes of calculating basic earnings per common share, income attributable to warrant holders has been excluded from net income.
Additionally, dilutive securities at March 30, 2008, include 555,742 unvested restricted stock shares. The unvested restricted stock holders are entitled to participate in dividends declared on common stock as if the shares were fully vested. As a result, for purposes of calculating basic earnings per common share, income attributable to unvested restricted stock holders has been excluded from net income.

The computation of basic and diluted earnings per share is as follows, in thousands, except per share amounts:

	Three Months Ended
	March 30,	April 1,
	2008	2007

Net income attributable to common stockholders — basic	$4,905	$5,307
Net income attributable to unvested restricted stockholders	138	104
Net income attributable to warrant holders	61	71

Total net income	$5,104	$5,482

Weighted average common shares outstanding — basic	19,579	18,845
Add: dilutive restricted stock, stock options and warrants	1,038	909

Diluted weighted average common shares outstanding	20,617	19,754

Basic earnings per common share	$0.25	$0.28
Diluted earnings per common share	$0.25	$0.28
For the three months ended March 30, 2008, and April 1, 2007, 350,169 and 2,029 shares, respectively, attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.
7. Commitments and Contingencies
The Company has indemnified members of its board of directors and its corporate officers against any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that the individual is or was a director or officer of the Company. The individuals are indemnified, to the fullest extent permitted by law, against related expenses, judgments, fines and any amounts paid in settlement. The Company also maintains directors and officers insurance coverage in order to mitigate exposure to these indemnification obligations. The maximum amount of future payments is generally unlimited. There was no amount recorded for these indemnifications at March 30, 2008, and December 30, 2007. Due to the nature of these indemnifications, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist related to these indemnifications.
The Company leases various office space and equipment under noncancelable operating leases expiring through 2017. Certain leases include free rent periods, rent escalation clauses and renewal options. Rent expense is recorded on a straight-line basis over the term of the lease. Rent expense was $1.8 million and $1.7 million for the three months ended March 30, 2008, and April 1, 2007, respectively. Sublease income was $0.1 million and $0 for the three months ended March 30, 2008, and April 1, 2007, respectively.
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
In connection with the purchase of Praeos in December 2007, the Company placed $3.4 million in an escrow account restricted in use for a payment due to employees or former shareholders on the one-year anniversary of the closing date of the acquisition as more fully described in Note 2. The disbursement of these funds in December 2008 will not affect the Company’s cash flow from operations as this amount was part of cash flows used in financing activities in the fourth quarter of 2007.
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
In 2003, Venturi terminated the 1995 Plan in connection with its financial restructuring. As a result of the merger, all outstanding options under the 1995 Plan were vested and are exercisable. Only 1,157 stock options remained outstanding under the 1995 Plan as of March 30, 2008, and these options have a weighted average exercise price of $175.97 per share and a weighted average remaining contractual life of 1.4 years. Although the 1995 Plan has been terminated and no future option issuances will be made under it, these remaining outstanding stock options will continue to be exercisable in accordance with their terms.
In 1999, Old COMSYS adopted the 1999 Plan under which officers and other key employees were granted stock options at or above the fair market value of the stock on the date of grant. Under the terms of the 1999 Plan, stock options vested over a five-year period from the date of grant and would expire after 10 years. As a result of the merger, each outstanding option under the 1999 Plan became exercisable, when vested, for 0.0001 of one share of Venturi (now COMSYS) common stock. Stock options for 12 shares remained outstanding under the 1999 Plan as of March 30, 2008, and these options have a weighted average exercise price of $20,000.00 per share and a weighted average remaining contractual life of three years. It is the Company’s intention to cancel these options in the second quarter of 2008. No future grants will be made under this plan.
In 2003, Venturi adopted the 2003 Equity Plan under which the Company may grant non-qualified stock options, incentive stock options and other stock-based awards in the Company’s common stock to officers and other key employees. On the date of the merger, all outstanding options under the 2003 Equity Plan at that time vested and became exercisable. Options granted under the 2003 Equity Plan have a term of 10 years.
In connection with the merger, the Company’s board of directors adopted and the stockholders approved the 2004 Stock Incentive Plan, which was subsequently amended and restated in 2007. Under the 2004 Equity Plan, the Company may grant non-qualified stock options, incentive stock options, restricted stock and other stock-based awards in its common stock to officers, employees, directors and consultants. Options granted under this plan generally vest over a three-year period from the date of grant and have a term of 10 years.
A summary of the activity related to stock options granted under the 2003 Equity Plan and the 2004 Equity Plan is as follows:

				Weighted-Average
	2003	2004		Exercise Price
	Equity Plan	Equity Plan	Total	Per Share

Outstanding at December 31, 2006	540,198	435,584	975,782	$9.48
Granted	—	—	—
Exercised	(95,198)	(90,485)	(185,683)	$9.46
Forfeited	—	(14,833)	(14,833)	$9.56

Outstanding at December 30, 2007	445,000	330,266	775,266	$9.48

Granted	—	—	—
Exercised	—	—	—
Forfeited	—	(6,334)	(6,334)	$10.79

Outstanding at March 30, 2008	445,000	323,932	768,932	$9.47

Exercisable at March 30, 2008	411,656	251,932	663,588	$9.34

Available for issuance at March 30, 2008	53,035	591,692	644,727

The following table summarizes information related to stock options outstanding and exercisable under all four of the Company’s stock-based compensation plans at March 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Contractual	Average		Average
	Options	Years	Exercise Price	Options	Exercise Price
Range of Exercise Prices	Outstanding	Remaining	per Share	Exercisable	per Share

$7.80	219,000	5.04	$7.80	219,000	$7.80
$8.55 to $8.88	234,935	6.27	$8.56	201,591	$8.57
$11.05 to $11.98	314,997	6.59	$11.31	242,997	$11.37
$63.25 to $20,000.00	1,169	2.19	$371.07	1,169	$371.07

$7.80 to $20,000.00	770,101	6.04	$10.02	664,757	$9.98

For additional vesting information on stock option grants issued or modified prior to 2008, see Footnote 10 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.
The fair value of options modified in 2007 was estimated on the date of modification using the Black-Scholes option pricing model based on the assumptions noted in the following table. There were no options granted in 2007 or in the first three months of 2008.

2007
Expected life (in years)	6.0
Risk-free interest rate	4.750%
Expected volatility	46.8%
Dividend yield	0.0%
Weighted average fair value of options modified	$17.29
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
Cash received from option and warrant exercises during the three months ended March 30, 2008, and April 1, 2007, was $0 and $0.6 million, respectively, and was included in financing activities in the accompanying consolidated statements of cash flows. The total intrinsic value of options exercised during the three months ended March 30, 2008, and April 1, 2007, was $0 and $0.5 million, respectively. The Company has historically used newly issued shares to satisfy share option exercises and expects to continue to do so in future periods.
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

A summary of the activity related to restricted stock granted under the 2004 Equity Plan and the 2004 Management Incentive Plan, is as follows:

		Weighted Average
		Grant Date Fair
	Shares	Value Per Share

Nonvested balance at December 31, 2006	353,550	$15.56
Granted	244,000	$21.70
Vested	(87,748)	$16.63
Forfeited	(19,167)	$13.09

Nonvested balance at December 30, 2007	490,635	$18.34

Granted	251,878	$13.33
Vested	(114,644)	$16.94
Forfeited	(72,127)	$17.31

Nonvested balance at March 30, 2008	555,742	$16.49

The nonvested shares in the table above issued to non-executive employees are subject to a three-year time-based vesting requirement. The nonvested shares issued to executive officers are subject to either a three-year time-based vesting requirement or a three-year performance-based vesting requirement. The compensation expense associated with these shares is amortized using the straight-line method. For additional vesting information on restricted stock grants issued or modified prior to 2008, see Footnote 10 in the Company’s Annual Report on
Form 10-K for the fiscal year ended December 30, 2007.
Effective January 2, 2008, the Committee approved equity grants to five executive officers, including our Chief Executive Officer. One-quarter (25%) of these shares will time-vest in equal annual installments over three years. The remaining shares will performance-vest at the end of the three-year period based on the Company’s earnings per share (“EPS”) growth as against the BMO staffing stock index during the three-year period. The performance shares will fully vest if the Company’s EPS growth is in the top 25% of the index. The performance shares will vest 50% or 25% if the Company’s EPS growth is in the second 25% or third 25% of the index, respectively. No shares will vest if the Company’s EPS growth is in the bottom 25% of the index. The fair value of the performance-based shares awarded was estimated assuming that performance goals will be reached. If such goals are not met, no performance-based compensation will be recognized and any previously recognized compensation cost will be reversed. The vesting percentages will be prorated within individual tiers, except that no shares will vest for EPS growth in the bottom tier.
As of March 30, 2008, there was $7.9 million of total unrecognized compensation costs related to nonvested option and restricted stock awards granted under the plans, which are expected to be recognized over a weighted-average period of 25 months. The total fair value of shares and options that vested during the quarter ended March 30, 2008, was $2.6 million.
9. Related Party Transactions
Related Party Accounts Receivable
Elias J. Sabo, a member of the Company’s board of directors, also serves on the board of directors of The Compass Group, the parent company of Venturi Staffing Partners (“VSP”), a former Venturi subsidiary. VSP provides commercial staffing services to the Company and its clients in the normal course of its business. During the three months ended March 30, 2008, the Company and its clients purchased approximately $1.8 million of staffing services from VSP, of which approximately $1.8 million was for services provided to the Company’s vendor management clients. At March 30, 2008, the Company had approximately $0.8 million in accounts payable to VSP.
10. Executive Officer Resignation
Mr. Joseph C. Tusa, Jr. resigned as the Company’s Senior Vice President, Chief Financial Officer and Assistant Secretary effective December 24, 2007. The Company entered into a separation agreement with Mr. Tusa, whose employment with the Company terminated on January 2, 2008, pursuant to which Mr. Tusa received an advance payment against his 2007 bonus at target levels. The balance was paid after the completion of the 2007 audit simultaneously with the payment of bonuses to the other executive officers. Additionally, 19,980 restricted shares scheduled to vest on January 1, 2008, which Mr. Tusa was entitled to under the terms of the Company’s 2004 Management Incentive Plan, vested (including 6,660 shares which were eligible to vest based on the Company’s achievement of the 2007 bonus target). All remaining, unvested shares held by Mr. Tusa were forfeited. Also, in accordance with Company policies, Mr. Tusa’s unused paid-time-off was paid within 10 days after his termination date, and he became eligible for COBRA health insurance coverage beginning after his termination date.
11. Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the Company adopted the new requirements in its fiscal first quarter of 2008. The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements.
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In February 2008, the FASB also issued FSP No. 157-1 that would exclude leasing transactions accounted for under SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements. The Company does not expect the SFAS 157 related guidance to have a material impact on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and the Company adopted the new requirements in its fiscal first quarter of 2008. The adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial statements.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which provides new accounting requirements for business combinations. SFAS 141(R) defines a business combination as a transaction or other event in which an acquirer obtains control of one of more businesses. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and the Company will adopt the new requirements in its fiscal first quarter of 2009. The Company has not yet determined the impact, if any, of adopting SFAS 141(R) on its future consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere in this report, as well as other reports we file with the Securities and Exchange Commission. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this report and in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007.
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
          Our revenue is primarily driven by bill rates and billable hours. Most of our billings for our staffing and project solutions services are on a time-and-materials basis, which means we bill our customers based on pre-agreed bill rates for the number of hours that each of our consultants works on an assignment. Hourly bill rates are typically determined based on the level of skill and experience of the consultants assigned and the supply and demand in the current market for those qualifications. General economic conditions, macro IT and professional service expenditure trends and competition may create pressure on our pricing. Increasingly, large customers, including those with preferred supplier arrangements, have been seeking pricing discounts in exchange for higher volumes of business or maintaining existing levels of business. Billable hours are affected by numerous factors, such as the quality and scope of our service offerings and competition at the national and local levels. We also generate fee income by providing vendor management and permanent placement services.
          Our principal operating expenses are cost of services and selling, general and administrative expenses. Cost of services is comprised primarily of the costs of consultant labor, including employees, subcontractors and independent contractors, and related employee benefits. Approximately 60% of our consultants are employees and the remainder are subcontractors and independent contractors. We compensate most of our consultants only for the hours that we bill to our clients, which allows us to better match our labor costs with our revenue generation. With respect to our consultant employees, we are responsible for employment-related taxes, medical and health care costs and workers’ compensation. Labor costs are sensitive to shifts in the supply and demand of billable professionals, as well as increases in the costs of benefits and taxes.

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
          Our fiscal first quarter-ends for 2008 and 2007 were March 30, 2008, and April 1, 2007, respectively.
Overview of First Quarter 2008 Results
          Revenue and net income for the first quarter of 2008 were $183.4 million and $5.1 million, respectively. First quarter revenue included $7.3 million of revenue from companies acquired during 2007. Revenue and net income were in line with management’s expectations and gross profit remained strong versus the prior year even as revenue declined from the prior-year period. Outside of operations, we continued to make progress in our sales and marketing efforts, and are focused on continuing to expand and improve our sales and recruiting talent throughout our operations. We also won two new vendor management accounts, including one account resulting from the Chimes bankruptcy filing in January 2008.
          We ended the first quarter of 2008 with 4,758 consultants on assignment. The headcount declines we have seen have not been concentrated in any one geography or at any one client. Similar to the fourth quarter of 2007, most of the weakening in our business has come from our financial services clients.
2008 Outlook
          Our priorities for the balance of 2008 remain straightforward. We will continue to keep internal growth at the top of our list, and we will focus on sales, marketing and recruiting to our core customer base and on adding new customers. Additionally, we are continuing to improve our balance sheet, where we feel we can generate additional cost savings through further debt reductions and working capital management. Continuing improvements in efficiency are also a priority, and we are devoting considerable attention to process improvements, especially in sales and recruiting and in our front and back offices. We will complement these operational priorities by continuing to look for acquisitions that meet our criteria.
          We have benefited from low tax rates for financial reporting for some time now, but we do not expect that to last indefinitely if we continue to be profitable. If we continue to be profitable, we will continue to evaluate each quarter our estimates of the recoverability of our deferred tax assets based on our assessment of whether any portion of these fully reserved assets become more likely than not recoverable through future taxable income. At such time, if any, that we no longer have a reserve for our deferred tax assets, we will begin to provide for taxes at the full statutory rate. Our actual cash taxes paid are expected to remain low for the balance of 2008.

Results of Operations
Quarter Ended March 30, 2008, Versus Quarter Ended April 1, 2007
          The following table sets forth the percentage relationship to revenues of certain items included in our unaudited consolidated statements of operations, in thousands, except percentages and headcount amounts:

	Three Months Ended		Percent of Revenues		Percent Change
	March 30,	April 1,	March 30,	April 1,	2008 vs.
	2008	2007	2008	2007	2007

Revenues from services	$183,383	$186,208	100.0%	100.0%	-1.5%
Cost of services	138,727	141,207	75.6%	75.8%	-1.8%

Gross profit	44,656	45,001	24.4%	24.2%	-0.8%

Operating costs and expenses:
Selling, general and administrative	34,764	35,421	19.0%	19.0%	-1.9%
Depreciation and amortization	1,820	1,458	1.0%	0.8%	24.8%

	36,584	36,879	20.0%	19.8%	-0.8%

Operating income	8,072	8,122	4.4%	4.4%	-0.6%
Interest expense, net	1,603	2,420	0.8%	1.3%	-33.8%
Other income, net	(53)	(228)	0.0%	-0.1%	-76.8%

Income before income taxes	6,522	5,930	3.6%	3.2%	10.0%
Income tax expense	1,418	448	0.8%	0.3%	216.5%

Net income	$5,104	$5,482	2.8%	2.9%	-6.9%

Billable headcount at end of period	4,758	4,983
          We recorded operating income of $8.1 million and net income of $5.1 million in the first quarter of 2008 compared to operating income of $8.1 million and net income of $5.5 million in the first quarter of 2007. The decrease in operating income was due primarily to a decrease in revenue and an increase in depreciation and amortization partially offset by decreases in cost of services and selling, general and administrative expenses.
          Revenues. Revenues for the first quarter of 2008 and the first quarter of 2007 were $183.4 million and $186.2 million, respectively, representing a decrease of 1.5%. The decrease was due primarily to a decrease in average headcount between periods, partially offset by an increase in average bill rates. Reimbursable expense revenue declined to $3.0 million in the first quarter of 2008 from $3.3 million in the first quarter of 2007. This decline had no impact on gross margin dollars as the related reimbursable expense was recognized in the same period. We continued to see bill rate pressures from our customers, particularly among Fortune 500 clients. Revenues from the pharmaceutical and biotechnology sector increased by 32% in the first quarter of 2008 from the first quarter of 2007. This increase was partially offset by revenue decreases of 15% and 16% from the telecommunications and financial services sector, respectively, over the same period.
          Cost of Services. Cost of services for the first quarter of 2008 and the first quarter of 2007 were $138.7 million and $141.2 million, respectively, representing a decrease of 1.8%. The decrease was due primarily to decreases in reimbursable expenses, as discussed above under Revenues. In addition, we are realizing the system fee reductions contemplated in our Econometrix acquisition. This reduction in gross cost of services from Econometrix is partially offset by the depreciation of the software, which is recorded in depreciation and amortization. Cost of services as a percentage of revenue decreased slightly to 75.6% in the first quarter of 2008 from 75.8% in the first quarter of 2007. Although we have seen an increase in our average pay rates in 2008 over 2007, our bill rates have increased slightly more than the increase in our pay rates.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses in the first quarter of 2008 and the first quarter of 2007 were $34.8 million and $35.4 million, respectively, representing a decrease of 1.9%. The decrease was due primarily to the benefits of our efficiency improvements and targeted cost reductions, partially offset by the additional selling, general and administrative expenses at the businesses acquired in 2007 including the charge of approximately $0.8 million for additional employee compensation relating to the Praeos purchase in December 2007. Included in these amounts is $1.1 million and $1.7 million of stock-based compensation, respectively. As a percentage of revenue, selling, general and administrative expenses remained consistent at 19.0% in each period.

          Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation of our fixed assets and amortization of our customer base intangible assets. For the first quarter of 2008 and the first quarter of 2007, depreciation and amortization expense was $1.8 million and $1.5 million, respectively, representing an increase of 24.8% between periods. The increase in depreciation and amortization expense was primarily due to the depreciation of the Econometrix software, the amortization of the Plum Rhino and TWC customer list intangibles and the TWC assembled methodology intangible.
          Interest Expense, Net. Interest expense, net was $1.6 million and $2.4 million in the first quarter of 2008 and the first quarter of 2007, respectively, a decrease of 33.8%. The decrease was due to our overall debt reduction during 2007 as well as a reduction in our related interest rates.
          Provision for Income Taxes. The 2008 income tax is lower than typical statutory rates given that income tax expense was in large part offset by a decrease in our valuation allowance. The 2008 expense contains the following amounts: current expenses totaling $0.2 million for federal alternative minimum tax, miscellaneous state income tax expenses and foreign income taxes related to the Company’s profitable United Kingdom subsidiary and a deferred expense in the amount of $1.2 million resulting from the release of a portion of the valuation allowance on Venturi’s acquired net deferred assets from the merger. Although our net deferred tax asset is substantially offset with a valuation allowance, a portion of our fully-reserved deferred tax assets that became realized through operating profits are recognized as adjustments to the purchase price as a reduction to goodwill to the extent they relate to benefits acquired in the merger. This then results in deferred tax expense as the assets are utilized. This portion of deferred tax expense represents the consumption of pre-merger deferred tax assets that were acquired with zero basis. In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, we calculated a goodwill bifurcation ratio in the year of the merger to determine the amount of deferred tax asset realizable expense that should be offset to goodwill prospectively.
          As of March 30, 2008, we had state and federal net operating loss carryforwards of approximately $110.0 million and $101.7 million, respectively, an alternative minimum tax credit carryfoward of $0.4 million, and had recorded a reserve against the assets for net operating loss carryforwards due to the uncertainty related to the realization of these amounts.
          Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets or liabilities or changes in tax laws or interpretations thereof. If we continue to be profitable, we will continue to evaluate each quarter our estimates of the recoverability of our deferred tax assets based on our assessment of whether any portion of these fully reserved assets become more likely than not recoverable through future taxable income. At such time, if any, that we no longer have a reserve for our deferred tax assets, we will begin to provide for taxes at the full statutory rate. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.
Liquidity and Capital Resources
Overview
          We have historically financed our operations through cash from operations, the issuance of common stock and borrowings under our credit facilities. Due to the requirements of our revolving credit facility, as discussed in more detail below under the “Cash Flows” section, we do not maintain a significant cash balance. Excess borrowing availability under our revolving credit facility at March 30, 2008, was $75.7 million. We believe our cash flow provided by operating activities coupled with existing cash balances and availability under our revolving credit facility will be sufficient to fund our working capital, debt service and purchases of fixed assets through fiscal 2008. In connection with the purchase of Praeos in December 2007, we placed $3.4 million in an escrow account restricted in use for a payment due to employees or former shareholders on the one-year anniversary of the closing date of the acquisition as more fully described in Note 2. The disbursement of these funds in December 2008 will not affect our cash flow from operations as this amount was part of cash flows used in financing activities in the fourth quarter of 2007. In the event that we make acquisitions, we may need to seek additional capital from our lenders or the capital markets; there can be no assurance that additional capital will be available when we need it, or, if available, that it will be available on favorable terms.
          The performance of our business is dependent on many factors and subject to risks and uncertainties. See “Risks Related to Our Business” and “Risk Related to Our Indebtedness” under “Risk Factors” included in our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

Credit Agreements and Related Covenants
          Our senior term loan and borrowings under the revolver bear interest at the prime rate plus a margin that can range from 0.75% to 1.00%, or, at our option, LIBOR plus a margin that can range from 1.75% to 2.00%, each depending on our total debt to adjusted EBITDA ratio, as defined in our senior credit agreement, as amended. We pay a quarterly commitment fee of 0.5% per annum on the unused portion of the revolver. We and certain of our subsidiaries guarantee the loans and other obligations under the senior credit agreement. The obligations under the senior credit agreement are secured by a perfected first priority security interest in substantially all of the assets of us and our U.S. subsidiaries, as well as the shares of capital stock of our direct and indirect U.S. subsidiaries and certain of the capital stock of our foreign subsidiaries. Pursuant to the terms of the senior credit agreement, we maintain a zero balance in our primary domestic cash accounts. Any excess cash in those domestic accounts is swept on a daily basis and applied to repay borrowings under the revolver, and any cash needs are satisfied through borrowings under the revolver.
          Borrowings under the revolver are limited to 85% of eligible accounts receivable, as defined in the senior credit agreement and related amendments, reduced by the amount of outstanding letters of credit and designated reserves. At March 30, 2008, these designated reserves were: a $5.0 million minimum availability reserve, a $2.2 million reserve for outstanding letters of credit and a $3.3 million reserve for the Pure Solutions acquisition. At March 30, 2008, we had outstanding borrowings of $61.6 million under the revolver at interest rates ranging from 4.29% to 6.00% per annum (weighted average rate of 4.67%) and excess borrowing availability under the revolver of $75.7 million for general corporate purposes. Our debt balance for first quarter of 2008 was impacted by the timing of a large vendor management payment. Our average daily debt balance during the first quarter was $91.0 million. At March 30, 2008, our debt to adjusted EBITDA ratio resulted in a prime rate margin of 0.75% and a LIBOR margin of 1.75%. Fees paid on outstanding letters of credit are equal to the LIBOR margin then applicable to the revolver, which at March 30, 2008, was 1.75%. At March 30, 2008, outstanding letters of credit totaled $2.2 million. The principal balance of the senior term loan on that date was $3.8 million with an interest rate of 4.30%. The senior term loan is scheduled to be repaid in eight equal quarterly principal installments, the fifth of which was made on March 28, 2008.
Debt Compliance
          Our ability to continue operating is largely dependent upon our ability to maintain compliance with the financial covenants of our senior credit agreement, which contains customary covenants, including the maintenance of a fixed charge coverage ratio and a total debt to adjusted EBITDA ratio, as defined in the senior credit agreement, as amended. The senior credit agreement also places restrictions on our ability to enter into certain transactions without the approval of the lenders, such as the payment of dividends, disposition and acquisition of assets and the assumption of contingent obligations. The senior credit agreement provides for mandatory prepayments under certain circumstances. We have not paid cash dividends in the past and currently have no intention of paying them in the future. As of March 30, 2008, we were in compliance with all covenant requirements and we believe we will be able to comply with these covenants throughout 2008.
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

Cash Flows
          The following table summarizes our cash flow activity for the periods indicated, in thousands:

	Three Months Ended
	March 30,	April 1,
	2008	2007

Net cash provided by (used in) operating activities	$8,959	$(9,902)
Net cash used in investing activities	(2,451)	(1,189)
Net cash provided by (used in) financing activities	(6,514)	10,595
Effect of exchange rates on cash	(3)	8

Net decrease in cash	$(9)	$(488)

          Cash provided by operating activities in the three months ended March 30, 2008, was $9.0 million compared to cash used in operating activities of $9.9 million in the three months ended April 1, 2007. In addition to cash provided by earnings, cash flows from operating activities are affected by the timing of cash receipts and disbursements and the working capital requirements of the business. Cash flow provided by operations in the first quarter of 2008 was impacted by the timing of a large vendor management payment.
          Cash used in investing activities in the three months ended March 30, 2008, was $2.5 million compared to $1.2 million in the three months ended April 1, 2007. Our cash flows associated with investing activities in 2008 and 2007 included capital expenditures of $1.1 million and $0.4 million, respectively. Additionally, in January of each year, we made an earnout payment to the former owners of Pure Solutions in the amount of $1.25 million.
          Capital expenditures for the three months ended March 30, 2008, related primarily to the purchase of hardware and leasehold improvements. Capital expenditures in 2008 are currently expected to be approximately $5.0 million to $6.0 million. This spending level is higher than 2007 due primarily to our planned Phoenix customer service center relocation and the upgrade of our enterprise software system.
          Cash used in financing activities was $6.5 million in the three months ended March 30, 2008, compared to cash provided by financing activities of $10.6 million in the three months ended April 1, 2007. Cash flows associated with financing activities primarily represent borrowings and payments on our revolving credit facility.
          Pursuant to the terms of the senior credit agreement, we maintain a zero balance in our primary domestic cash accounts. Any excess cash in our accounts is swept on a daily basis and applied to repay borrowings under the revolving credit facility, and any cash needs are satisfied through borrowings under the revolving credit facility. Cash recorded on our Consolidated Balance Sheets at March 30, 2008, and December 30, 2007, in the amount of $1.6 million in each period primarily represents cash balances at our Toronto and United Kingdom subsidiaries.
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
Off-Balance Sheet Arrangements
          We had no off-balance sheet guarantees or other off-balance sheet arrangements as of March 30, 2008.
Related Party Transactions
Related Party Accounts Receivable
          Elias J. Sabo, a member of our board of directors, also serves on the board of directors of The Compass Group, the parent company of Venturi Staffing Partners (“VSP”), a former Venturi subsidiary. VSP provides commercial staffing services to us and to our clients in the normal course of its business. During the three months ended March 30, 2008, we and our clients purchased approximately $1.8 million of staffing services from VSP, of which approximately $1.8 million was for services provided to our vendor management clients. At March 30, 2008, we had approximately $0.8 million in accounts payable to VSP.
Contingencies and Indemnifications
          Details about our contingencies and indemnifications are available in Note 7 to our unaudited consolidated financial statements included elsewhere in this report.
Critical Accounting Policies and Estimates
          Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, also referred to as GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates include the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. We evaluate these estimates and assumptions on an ongoing basis, including but not limited to those related to revenue recognition, the recoverability of goodwill, collectibility of accounts receivable, reserves for medical costs, tax-related contingencies and realization of deferred tax assets. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ materially from these estimates. There were no changes from the Critical Accounting Policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007.
Recent Accounting Pronouncements
          Details about recent accounting pronouncements are available in Note 11 to our unaudited consolidated financial statements included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          We are exposed to market risks, primarily related to interest rate, foreign currency and equity price fluctuations. Our use of derivative instruments has historically been insignificant and it is expected that our use of derivative instruments will continue to be minimal.
Interest Rate Risks
          Outstanding debt under our credit facilities at March 30, 2008, was approximately $65.4 million. Interest on borrowings under the facilities is based on the prime rate or LIBOR plus a variable margin. Based on the outstanding balance at March 30, 2008, a change of 1% in the interest rate would cause a change in interest expense of approximately $0.7 million on an annual basis.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
          Our management has established and maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Accounting Officer (our principal executive officer and principal financial officer, respectively), as appropriate to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures. As of March 30, 2008, our management, including our Chief Executive Officer and our Chief Accounting Officer, conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective as of March 30, 2008.
Changes in Internal Controls over Financial Reporting
          There has been no change in our internal control over financial reporting during quarter ended March 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
          There have been no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K in response to Item 1A. to Part I of Form 10-K for the year ended December 30, 2007.
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

COMSYS IT PARTNERS, INC.

Date: May 12, 2008	By:	/s/ Larry L. Enterline
	Name:	Larry L. Enterline
	Title:	Chief Executive Officer

Date: May 12, 2008	By:	/s/ Amy Bobbitt
	Name:	Amy Bobbitt
	Title:	Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			Exhibit
Number	Exhibit Description	Form	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of COMSYS IT Partners, Inc.	8-K	3.1	October 4, 2004

3.2	Amended and Restated Bylaws of COMSYS IT Partners, Inc.	8-K	3.2	October 4, 2004

3.3	First Amendment to the Amended and Restated Bylaws of COMSYS IT Partners, Inc.	8-K	3.1	May 4, 2005

4.1	Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old COMSYS Holdings stockholders party thereto	8-A/A	4.2	November 2, 2004

4.2	Amendment No. 1 to Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old COMSYS Holdings stockholders party thereto	10-Q	4.2	May 6, 2005

4.3	Amended and Restated Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old Venturi stockholders party thereto	8-A/A	4.3	November 2, 2004

4.4	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old Venturi stockholders party thereto	10-Q	4.4	May 6, 2005

4.7#	Common Stock Purchase Warrant dated as of April 14, 2003, issued by the Company in favor of BNP Paribas	8-K	99.16	April 25, 2003

4.8	Specimen Certificate for Shares of Common Stock	10-K	4.6	April 1, 2005

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002