Form 10-Q
period 2008-06-29
COMSYS IT PARTNERS INC
filed 2008-08-06
CIK 948850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 29, 2008.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of August 1, 2008, was 20,386,305.

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

PART I
ITEM 1. FINANCIAL STATEMENTS
COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(In thousands, except per share amounts)	2008	2007	2008	2007

Revenues from services	$184,064	$186,602	$367,447	$372,810
Cost of services	139,232	139,768	277,959	280,975

Gross profit	44,832	46,834	89,488	91,835

Operating costs and expenses:
Selling, general and administrative	34,291	33,140	69,055	68,561
Depreciation and amortization	1,898	1,589	3,718	3,047

	36,189	34,729	72,773	71,608

Operating income	8,643	12,105	16,715	20,227
Interest expense, net	1,279	2,296	2,882	4,716
Other income, net	(172)	(223)	(225)	(451)

Income before income taxes	7,536	10,032	14,058	15,962
Income tax expense	1,324	460	2,742	908

Net income	$6,212	$9,572	$11,316	$15,054

Basic earnings per common share	$0.31	$0.48	$0.56	$0.76
Diluted earnings per common share	$0.30	$0.47	$0.55	$0.75

Weighted average basic and diluted shares outstanding:
Basic	19,592	19,243	19,585	19,044
Diluted	20,636	20,195	20,628	20,087
See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(In thousands)	2008	2007	2008	2007

Net income	$6,212	$9,572	$11,316	$15,054
Foreign currency translation adjustments	(5)	77	16	103

Total comprehensive income	$6,207	$9,649	$11,332	$15,157

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 29,	December 30,
	2008	2007
(In thousands, except share and par value amounts)	(Unaudited)	(Note 1)
Assets
Current assets:
Cash	$1,683	$1,594
Accounts receivable, net of allowance of $3,117 and $3,389, respectively	218,576	189,317
Prepaid expenses and other	4,668	3,153
Restricted cash	3,411	3,365

Total current assets	228,338	197,429

Fixed assets, net	16,984	13,094
Goodwill	175,460	174,160
Other intangible assets, net	12,379	10,002
Deferred financing costs, net	1,610	2,044
Restricted cash	2,822	4,218
Other assets	1,414	1,522

Total assets	$439,007	$402,469

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$167,105	$145,622
Payroll and related taxes	29,837	29,574
Current maturities of long-term debt	2,500	5,000
Interest payable	246	365
Other current liabilities	8,756	7,897

Total current liabilities	208,444	188,458

Long-term debt	67,478	66,903
Other noncurrent liabilities	5,081	2,476

Total liabilities	281,003	257,837

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 95,000,000 shares authorized and 20,386,879 shares outstanding; 95,000,000 shares authorized and 20,180,578 shares outstanding, respectively	203	201
Common stock warrants	1,734	1,734
Accumulated other comprehensive income	73	57
Additional paid-in capital	225,212	223,174
Accumulated deficit	(69,218)	(80,534)

Total stockholders’ equity	158,004	144,632

Total liabilities and stockholders’ equity	$439,007	$402,469

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Accumulated
		Common	Other	Additional		Total
	Common	Stock	Comprehensive	Paid-in	Accumulated	Stockholders’
(In thousands, except share data)	Stock	Warrants	Income (Loss)	Capital	Deficit	Equity

Balance as of December 31, 2006	$191	$1,734	$(12)	$206,740	$(113,883)	$94,770
Net income	—	—	—	—	33,349	33,349
Foreign currency translations	—	—	69	—	—	69
Issuance of 501,413 shares of common stock for acquistions	5	—	—	10,560	—	10,565
Issuance of 244,000 shares of restricted common stock	3	—	—	(3)	—	—
Forfeiture of 28,807 shares of restricted common stock	—	—	—	(428)	—	(428)
Options exercised for 185,683 shares of common stock	2	—	—	1,777	—	1,779
Stock issuance costs	—	—	—	(19)	—	(19)
Stock-based compensation	—	—	—	4,547	—	4,547

Balance as of December 30, 2007	201	1,734	57	223,174	(80,534)	144,632
Net income	—	—	—	—	11,316	11,316
Foreign currency translations	—	—	16	—	—	16
Issuance of 259,878 shares of restricted common stock	2	—	—	(2)	—	—
Forfeiture of 23,746 shares of restricted common stock	—	—	—	(316)	—	(316)
Options exercised for 7,000 shares of common stock	—	—	—	73	—	73
Stock-based compensation	—	—	—	2,283	—	2,283

Balance as of June 29, 2008	$203	$1,734	$73	$225,212	$(69,218)	$158,004

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 29,	July 1,
(In thousands)	2008	2007

Cash flows from operating activities
Net income	$11,316	$15,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,718	3,047
Provision for doubtful accounts	85	(48)
Stock-based compensation	2,283	2,749
Amortization of deferred financing costs	434	437
Noncash income tax expense	2,742	908
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(27,144)	(22,668)
Prepaid expenses and other	(1,247)	(299)
Accounts payable	18,304	6,685
Payroll and related taxes	124	(3,798)
Other	973	(1,454)

Net cash provided by operating activities	11,588	613

Cash flows from investing activities
Capital expenditures	(3,207)	(618)
Acquisitions, net of cash acquired	(6,441)	(1,186)

Net cash used in investing activities	(9,648)	(1,804)

Cash flows from financing activities
Borrowings under revolving credit facility, net	575	2,359
Repayments of long-term debt	(2,500)	(2,500)
Proceeds from issuance of common stock, net of issuance costs	—	(119)
Exercise of stock options and warrants	73	1,576

Net cash provided by (used in) financing activities	(1,852)	1,316

Effect of exchange rates on cash	1	43

Net increase in cash	89	168
Cash, beginning of period	1,594	1,605

Cash, end of period	$1,683	$1,773

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. General
The unaudited consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the U.S.; however, they do include all adjustments of a normal recurring nature that, in the opinion of management, are necessary to present fairly the results of operations of COMSYS IT Partners, Inc. and its subsidiaries (collectively, the “Company”) for the interim periods presented. The consolidated balance sheet information as of December 30, 2007, and the consolidated statement of shareholders’ equity information for the period from December 31, 2006, through December 30, 2007, have been derived from the Company’s audited financial statements but do not include the financial statement footnote information required for audited financial statements. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007, as filed with the Securities and Exchange Commission (“SEC”). Due to the seasonal nature of the Company’s business, the results of operations for the three and six months ended June 29, 2008, are not necessarily indicative of results to be expected for the entire fiscal year. Certain reclassifications of prior year amounts have been made to the prior year statement of cash flows to conform to the current year presentation.
The Company provides a full range of specialized IT staffing and project implementation services, including website development and integration, application programming and development, client/server development, systems software architecture and design, systems engineering and systems integration. The Company also provides services that complement its IT staffing services, such as vendor management, project solutions, process solutions and permanent placement of IT professionals. The Company’s TAPFIN Process Solutions division offers total human capital fulfillment and management solutions within three core service areas: vendor management services, services procurement management and recruitment process outsourcing.
The Company’s fiscal year ends on the Sunday closest to December 31st and its first three fiscal quarters are 13 calendar weeks each (and each also ends on a Sunday). The fiscal second quarter-ends for 2008 and 2007 were June 29, 2008, and July 1, 2007, respectively.
The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information. As the Company’s consolidated financial information is reviewed by the chief decision makers, and the business is managed under one operating strategy, the Company operates under one reportable segment. The Company’s principal operations are located in the United States, and the results of operations and long-lived assets in geographic regions outside of the United States are not significant.
2. Business Combinations
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
On October 31, 2005, the Company purchased all of the outstanding stock of Pure Solutions, Inc. (“Pure Solutions”), an information technology services company with operations in California. This acquisition was not material to the Company’s business. The purchase price was comprised of a $7.5 million cash payment at closing plus up to $8.25 million of earnout payments over three years. In connection with the purchase, the Company recorded a customer base intangible asset in the amount of $6.6 million, which was valued using a discounted cash flow analysis. The fair value of Pure Solutions’ net identifiable assets exceeded the initial purchase price by $1.1 million, and this amount was recorded as a liability at the date of purchase. In June 2006, the Company made an earnout payment of $1.25 million, of which $1.1 million was charged to the liability with the remainder to goodwill. Additional earnout payments of $2.5 million were paid in 2007, and an earnout payment of $1.25 million was accrued in October 2007 and paid in January 2008. Additional earnout payments of $2.0 million were accrued during the first quarter of 2008 for payment in accordance with the terms of the purchase agreement. These payments and any future earnout payments are recorded to goodwill. The operations of Pure Solutions are included in the Consolidated Statement of Operations for periods subsequent to the purchase.
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
On May 31, 2007, the Company purchased all of the issued and outstanding membership interests in Plum Rhino Consulting, LLC (“Plum Rhino”), a finance and accounting staffing services provider with operations in Georgia, Illinois, Missouri and North Carolina. This acquisition was not material to the Company’s business. The purchase price included the issuance of 253,606 shares of the Company’s common stock to the Plum Rhino members, debt payments of approximately $0.2 million and up to $3.7 million of earnout payments based on Plum Rhino’s achievement of specified annual EBITDA targets over a three-year period. The former owners of Plum Rhino and the Company have agreed that the earnout target was not met for the first period, and as of June 29, 2008, the Company has not accrued any amounts related to the two remaining potential earnout payments. In connection with the purchase, the Company recorded a customer base intangible asset in the amount of $3.2 million, which was valued using a discounted cash flow analysis, $2.2 million of goodwill and $0.6 million of tangible net assets. The operations of Plum Rhino are included in the Consolidated Statement of Operations subsequent to the purchase on May 31, 2007.
On December 12, 2007, the Company purchased all of the outstanding stock in Praeos Technologies, Inc. (“Praeos”), an Atlanta-based provider of IT consulting services specializing in the business intelligence and business analytics sectors. This acquisition was not material to the Company’s business. The purchase price was comprised of a $12.0 million cash payment at closing plus up to a $5.5 million earnout payment based on Praeos’ achievement of a specified annual EBITDA target in 2008. As of June 29, 2008, the Company has not accrued any amounts related to the potential earnout payment. In connection with the purchase, the Company recorded $6.2 million of goodwill and $2.4 million of tangible net assets. In addition, the Company escrowed $3.4 million of restricted cash for a payment required to be made to employees or former shareholders in December 2008. In December 2008, the Company will pay $3.4 million out of the escrow account to former employees that participated in the Praeos bonus plan upon the one-year anniversary date of the close of the acquisition if they are still employed by the Company at that time. If there are no bonus plan participants remaining, the funds will be paid to the former shareholders of Praeos. The Company has determined that the bonus plan acquired at acquisition is a compensatory arrangement and, accordingly, will recognize compensation expense ratably in 2008 up to $3.4 million. During the three and six months ended June 29, 2008, the Company had accrued $0.8 million and $1.7 million, respectively, related to the Praeos bonus plan payment. If on the one-year anniversary of the closing date the employees are no longer with the Company and the $3.4 million is to be paid to the former shareholders, the Company will reverse the recognized compensation expense and record additional purchase price. In addition, the Company is party to a $1.4 million escrow set up to indemnify the Company for the breach of any representation, covenant or obligation by the seller. The operations of Praeos are included in the Consolidated Statement of Operations subsequent to the purchase on December 12, 2007.
On December 19, 2007, the Company purchased the assets and assumed specified liabilities of T. Williams Consulting, LLC (“TWC”), a Philadelphia-based provider of recruitment process outsourcing and specialty human resources consulting services. This acquisition was not material to the Company’s business. The purchase price was comprised of a $16.5 million cash payment at closing plus up to a $7.5 million earnout payment based on TWC’s achievement of a specified annual EBITDA target in 2008. As of June 29, 2008, the Company has not accrued any amounts related to the potential earnout payment. In connection with the purchase, the Company recorded a customer base intangible asset in the amount of $2.8 million, which was valued using a discounted cash flow analysis, an assembled methodology intangible asset in the amount of $0.2 million, which was valued using an estimated development cost analysis, $11.8 million of goodwill and $1.7 million of tangible net assets. The operations of TWC are included in the Consolidated Statement of Operations subsequent to the purchase on December 19, 2007.
On June 26, 2008, the Company purchased all of the issued and outstanding stock in ASET International Services Corporation (“ASET”), a Virginia-based provider of globalization, localization and interactive language services. This acquisition was not material to the Company’s business. The purchase price was comprised of a $5.0 million cash payment at closing, $1.0 million in notes payable to the former owners and up to a $1.0 million earnout payment based on ASET’s achievement of a specified EBITDA target over the twelve months following the acquisition. As of June 29, 2008, the Company has not accrued any amounts related to the potential earnout payment. The notes accrue interest at the rate of 6% annually and are payable on June 30, 2010. The notes are included in other liabilities on the Consolidated Balance Sheets. In connection with the purchase, the Company recorded customer base intangible assets in the amount of $0.9 million, which was valued using a discounted cash flow analysis, $3.5 million of goodwill and $1.6 million of tangible net assets. As of June 29, 2008, the Company recorded the excess of the cost over the amounts assigned to identifiable assets and liabilities to goodwill; however, the initial purchase price allocation is tentative as the Company continues to review the evaluation of the assets acquired and liabilities assumed, including other intangible assets. The operations of ASET are included in the Consolidated Statement of Operations subsequent to the purchase on June 26, 2008.
None of these acquisitions, individually or in the aggregate, required financial statement filings under Rule 3-05 of Regulation S-X.
3. Fair Value of Financial Instruments
The Company uses fair value measurements in areas that include, but are not limited to: the allocation of purchase price consideration to acquired tangible and identifiable intangible assets, impairment testing of goodwill and long-lived assets and share-based compensation arrangements. The carrying values of cash, accounts receivable, restricted cash, accounts payable, and payroll and related taxes approximate their fair values due to the short-term maturity of these instruments. The carrying value of the Company’s revolving line of credit, senior term loan and interest payable approximates fair value due to the variable nature of the interest rates under the Company’s senior credit agreement. The Company, using available market information and appropriate valuation methodologies, has determined the estimated fair value of its financial instruments. However, considerable judgment is required in interpreting data to develop the estimates of fair value.
On December 31, 2007, The Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), which established a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have any impact on the Company’s consolidated financial statements.
4. Long-Term Debt
Long-term debt consisted of the following, in thousands:

	June 29,	December 30,
	2008	2007

Revolver	$67,478	$66,903
Senior term loan	2,500	5,000

	69,978	71,903
Less current maturities	2,500	5,000

Total long-term debt	$67,478	$66,903

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
Borrowings under the revolver are limited to 85% of eligible accounts receivable, as defined in the senior credit agreement, as amended, reduced by the amount of outstanding letters of credit and designated reserves. At June 29, 2008, these designated reserves were: a $5.0 million minimum availability reserve, a $1.9 million reserve for outstanding letters of credit and a $2.0 million reserve for the Pure Solutions acquisition. At June 29, 2008, the Company had outstanding borrowings of $67.5 million under the revolver at interest rates ranging from 4.2% to 5.75% per annum (weighted average rate of 4.5%) and excess borrowing availability under the revolver of $90.2 million for general corporate purposes. At June 29, 2008, the Company’s debt to adjusted EBITDA ratio resulted in a prime rate margin of 0.75% and a LIBOR margin of 1.75%. Fees paid on outstanding letters of credit are equal to the LIBOR margin then applicable to the revolver, which at June 29, 2008, was 1.75%. At June 29, 2008, outstanding letters of credit totaled $1.9 million. The principal balance of the senior term loan was $2.5 million with an interest rate of 4.56% at June 29, 2008. The senior term loan is scheduled to be repaid in eight equal quarterly principal installments of $1.25 million each, the sixth of which was made on June 26, 2008.
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
The senior credit agreement contains customary covenants, including the maintenance of a fixed charge coverage ratio and a total debt to adjusted EBITDA ratio, as defined in the senior credit agreement, as amended. The senior credit agreement also places restrictions on the Company’s ability to enter into certain transactions without the approval of the lenders, such as the payment of dividends, disposition and acquisition of assets and the assumption of contingent obligations. As of June 29, 2008, the Company was in compliance with all covenant requirements.
5. Income Taxes
The income tax expense of $1.3 million for the three months ended June 29, 2008, contains the following amounts: current expenses totaling $0.1 million for federal alternative minimum tax, miscellaneous state income tax expenses and foreign income taxes related to the Company’s profitable United Kingdom subsidiary and a deferred expense in the amount of $1.2 million resulting from the release of a portion of the valuation allowance on Venturi’s acquired net deferred tax assets from the merger.
The income tax expense of $2.7 million for the six months ended June 29, 2008, contains the following amounts: current expenses totaling $0.3 million for federal alternative minimum tax, miscellaneous state income tax expenses and foreign income taxes related to the Company’s profitable United Kingdom subsidiary and a deferred expense in the amount of $2.4 million resulting from the release of a portion of the valuation allowance on Venturi’s acquired net deferred tax assets from the merger.
The Company records an income tax valuation allowance when it is more likely than not that certain deferred tax assets will not be realized. The Company carried a valuation allowance against most of its deferred tax assets as of June 29, 2008. These deferred tax items represent expenses or operating losses recognized for financial reporting purposes, which will result in tax deductions over varying future periods. The judgments, assumptions and estimates that may affect the amount of the valuation allowance include estimates of future taxable income, timing or amount of future reversals of existing deferred tax liabilities and other tax planning strategies that may be available to the Company. If the Company continues to be profitable, the Company will evaluate quarterly its estimates of the recoverability of its deferred tax assets based on its assessment of whether it’s more likely than not that any portion of these fully reserved assets become recoverable through future taxable income. At such time, that the Company no longer has a reserve for its deferred tax assets, it will record a deferred tax asset and related tax benefit in the period the valuation allowance is reversed, and it will begin to provide for taxes at the full statutory rate.
As of June 29, 2008, the Company had $48.7 million in net deferred tax assets and had recorded a valuation allowance against $47.8 million of those assets. The decrease in the valuation allowance from December 30, 2007, resulted primarily from pre-tax book income earned during the six months ended June 29, 2008. Although the Company’s net deferred tax assets are substantially offset with a valuation allowance, a portion of its fully reserved deferred tax assets that become realized through operating profits are recognized as a reduction to goodwill to the extent they relate to benefits acquired in the merger. This results in deferred tax expense in the year the acquired deferred tax assets are utilized.  This portion of deferred tax expense represents the consumption of pre-merger deferred tax assets that were acquired with zero basis.  In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, the Company calculated a goodwill bifurcation ratio in the year of the merger to determine the amount of deferred tax expense that should be offset to goodwill prospectively.
The Company has not paid United States federal income tax on the undistributed foreign earnings of its foreign subsidiaries as it is the Company’s intent to reinvest such earnings in its foreign subsidiaries. Pretax income attributable to the Company’s profitable foreign operations amounted to $0.2 million and $0.3 million in the six months ended June 29, 2008, and July 1, 2007, respectively.
There was no amount recorded for uncertain income tax positions at June 29, 2008, or December 30, 2007.

The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In the event it has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense. For the three and six months ended June 29, 2008, and July 1, 2007, the Company has not recorded any interest or penalties.
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
Dilutive securities at June 29, 2008, include 248,654 warrants to purchase the Company’s common stock. The warrant holders are entitled to participate in dividends declared on common stock as if the warrants were exercised for common stock. As a result, for purposes of calculating basic earnings per common share, income attributable to warrant holders has been excluded from net income.
Additionally, dilutive securities at June 29, 2008, include 535,325 unvested restricted shares. The unvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested. As a result, for purposes of calculating basic earnings per common share, income attributable to unvested restricted stockholders has been excluded from net income.
The computation of basic and diluted earnings per share is as follows, in thousands, except per share amounts:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007

Net income attributable to common stockholders — basic	$5,976	$9,218	$10,881	$14,524
Net income attributable to unvested restricted stockholders	161	239	299	344
Net income attributable to warrant holders	75	115	136	186

Total net income	$6,212	$9,572	$11,316	$15,054

Weighted average common shares outstanding — basic	19,592	19,243	19,585	19,044
Add: dilutive restricted stock, stock options and warrants	1,044	952	1,043	1,043

Diluted weighted average common shares outstanding	20,636	20,195	20,628	20,087

Basic earnings per common share	$0.31	$0.48	$0.56	$0.76
Diluted earnings per common share	$0.30	$0.47	$0.55	$0.75
For the three and six months ended June 29, 2008, and July 1, 2007, 309,153 shares and 1,990 shares, respectively, attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.
7. Commitments and Contingencies
The Company has indemnified members of its board of directors and its corporate officers against any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that the individual is or was a director or officer of the Company. The individuals are indemnified, to the fullest extent permitted by law, against related expenses, judgments, fines and any amounts paid in settlement. The Company also maintains directors and officers insurance coverage in order to mitigate exposure to these indemnification obligations. The maximum amount of future payments is generally unlimited. There was no amount recorded for these indemnifications at June 29, 2008, and December 30, 2007. Due to the nature of these indemnifications, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist related to these indemnifications.
The Company leases various office space and equipment under noncancelable operating leases expiring through 2018. Certain leases include free rent periods, rent escalation clauses and renewal options. Rent expense is recorded on a straight-line basis over the term of the lease. Rent expense was $1.9 million and $1.7 million for the three months ended June 29, 2008, and July 1, 2007, respectively, and $3.7 million and $3.4 million for the six months ended June 29, 2008, and July 1, 2007, respectively. Sublease income was $0.1 million and $15,000 for the three months ended June 29, 2008, and July 1, 2007, respectively, and $0.2 million and $15,000 for the six months ended June 29, 2008, and July 1, 2007, respectively.
In connection with the merger and the sale of Venturi’s commercial staffing business, the Company placed $2.5 million of cash and 187,556 shares of its common stock in separate escrows pending the final determination of certain state tax and unclaimed property assessments. The shares were released from escrow on September 30, 2006, in accordance with the merger agreement, while the cash remains in escrow. The Company has recorded liabilities for amounts management believes are adequate to resolve all of the matters these escrows were intended to cover; however, management cannot ascertain at this time what the final outcome of these assessments will be in the aggregate and it is possible that management’s estimates could change. The escrowed cash is included in restricted cash on the Consolidated Balance Sheets. A final determination of one of these liabilities was made in 2007 after the Company was able to accumulate the required data to finalize the assessment with one of the jurisdictions. The final determination resulted in a $3.8 million reduction to goodwill and other current liabilities. The Company intends to make a claim against the escrow account related to this settlement in the amount of $0.8 million.
In connection with the purchase of Praeos in December 2007, the Company placed $3.4 million in an escrow account restricted in use for a payment due to employees or former shareholders on the one-year anniversary of the closing date of the acquisition as more fully described in Note 2. The disbursement of these funds in December 2008 will not affect the Company’s cash flow from operations as this amount was part of cash flows used in investing activities in the fourth quarter of 2007.
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
8. Stock Compensation Plans
The Company has four stock-based compensation plans with outstanding equity awards: the 1995 Equity Participation Plan (“1995 Plan”), the 2003 Equity Incentive Plan (“2003 Equity Plan”), the COMSYS IT Partners, Inc. 2004 Stock Incentive Plan As Amended and Restated Effective April 13, 2007 (“2004 Equity Plan”) and the 2004 Management Incentive Plan (“2004 Incentive Plan”).
In 2003, Venturi terminated the 1995 Plan in connection with its financial restructuring. As a result of the merger, all outstanding options under the 1995 Plan were vested and are exercisable. Only 1,157 stock options remained outstanding under the 1995 Plan as of June 29, 2008, and these options have a weighted average exercise price of $175.97 per share and a weighted average remaining contractual life of 1.1 years. Although the 1995 Plan has been terminated and no future option issuances will be made under it, these remaining outstanding stock options will continue to be exercisable in accordance with their terms.
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
Effective January 1, 2004, Old COMSYS adopted the 2004 Incentive Plan. The 2004 Incentive Plan was structured as a stock issuance program under which certain executive officers and key employees might receive shares of Old COMSYS nonvoting Class D Preferred Stock in exchange for payment at the then current fair market value of these shares. Effective July 1, 2004, 1,000 shares of Class D Preferred Stock were issued by Old COMSYS under the 2004 Incentive Plan. Effective with the merger, these shares were exchanged for a total of 1,405,844 shares of restricted common stock of COMSYS. Of these shares, one-third vested on the date of the merger, one-third vested over a three-year period subsequent to merger, and one-third vested over a three-year period subject to specific performance criteria being met. Effective September 30, 2006, the Compensation Committee of the Company’s board of directors (the “Committee”) made certain modifications to the Plan after concluding that the performance vesting targets appeared to be unattainable. Although there will be no future restricted stock issuances under the 2004 Incentive Plan, the remaining outstanding restricted stock awards will continue to vest in accordance with their terms. In accordance with the terms of the 2004 Incentive Plan, any shares forfeited by participants will be distributed to certain stockholders of Old COMSYS.
A summary of the activity related to stock options granted under the 2003 Equity Plan and the 2004 Equity Plan is as follows:

				Weighted-Average
	2003	2004		Exercise Price
	Equity Plan	Equity Plan	Total	Per Share

Outstanding at December 31, 2006	540,198	435,584	975,782	$9.48
Granted	—	—	—
Exercised	(95,198)	(90,485)	(185,683)	$9.46
Forfeited	—	(14,833)	(14,833)	$9.56

Outstanding at December 30, 2007	445,000	330,266	775,266	$9.48

Granted	—	—	—
Exercised	—	(7,000)	(7,000)	$8.55
Forfeited	—	(13,335)	(13,335)	$10.93

Outstanding at June 29, 2008	445,000	309,931	754,931	$9.46

Exercisable at June 29, 2008	411,656	237,931	649,587	$9.33

Available for issuance at June 29, 2008	53,035	596,681	649,716

The following table summarizes information related to stock options outstanding and exercisable under the Company’s stock-based compensation plans at June 29, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Contractual	Average		Average
	Options	Years	Exercise Price	Options	Exercise Price
Range of Exercise Prices	Outstanding	Remaining	per Share	Exercisable	per Share

$7.80	219,000	4.79	$7.80	219,000	$7.80
$8.55 to $8.88	227,935	6.21	$8.56	194,591	$8.57
$11.05 to $11.98	307,996	6.49	$11.31	235,996	$11.38
$63.25 to $306.25	1,157	1.10	$175.97	1,157	$175.97

$7.80 to $306.25	756,088	5.91	$9.72	650,744	$9.63

For additional vesting information on stock option grants issued or modified prior to 2008, see Footnote 10 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.
The fair value of options modified in 2007 was estimated on the date of modification using the Black-Scholes option pricing model based on the assumptions noted in the following table. There were no options granted in 2007 or in the first six months of 2008.

2007
Expected life (in years)	6.0
Risk-free interest rate	4.750%
Expected volatility	46.8%
Dividend yield	0.0%
Weighted average fair value of options modified	$17.29
Option valuation models, including the Black-Scholes model used by the Company, require the input of assumptions, including expected life and expected stock price volatility. Due to the limited number of option exercises following the merger, the expected term was estimated as the approximate midpoint between the vesting term and the contractual term; this represents the period of time that options granted are expected to be outstanding. The risk-free interest rate was based on U.S. Treasury rates in effect at the date of grant with maturity dates approximately equal to the expected life of the option at the grant date. The expected volatility assumption for stock option modifications during 2007 was based on actual historical volatility of the Company’s common stock from the period after the Company’s December 2005 common stock offering through 2006. The Company does not anticipate paying a dividend and, therefore, no expected dividend yield was used.
Cash received from option and warrant exercises during the six months ended June 29, 2008, and July 1, 2007, was $73,000 and $1.6 million, respectively, and was included in financing activities in the accompanying consolidated statements of cash flows. The total intrinsic value of options exercised during the three months ended June 29, 2008, and July 1, 2007, was $20,000 and $1.5 million, respectively. The total intrinsic value of options exercised during the six months ended June 29, 2008, and July 1, 2007, was $20,000 and $2.1 million, respectively. The Company has historically used newly issued shares to satisfy share option exercises and expects to continue to do so in future periods.
Restricted stock awards are grants that entitle the holder to shares of common stock as the awards vest. The Company measures the fair value of restricted shares based upon the closing market price of the Company’s common stock on the date of grant. Restricted stock awards that vest in accordance with service conditions are amortized over their applicable vesting periods using the straight-line method. For nonvested share awards subject to service and performance conditions, the Company is required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, the Company will recognize the expense using the straight-line attribution method.
A summary of the activity related to restricted stock granted under the 2004 Equity Plan and the 2004 Management Incentive Plan is as follows:

		Weighted Average
		Grant Date Fair
	Shares	Value Per Share

Nonvested balance at December 31, 2006	353,550	$15.56
Granted	244,000	$21.70
Vested	(87,748)	$16.63
Forfeited	(19,167)	$13.09

Nonvested balance at December 30, 2007	490,635	$18.34

Granted	259,878	$12.98
Vested	(143,061)	$16.97
Forfeited	(72,127)	$17.31

Nonvested balance at June 29, 2008	535,325	$16.24

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
Effective January 2, 2008, the Committee approved equity grants to five executive officers, including the Company’s Chief Executive Officer. One-quarter (25%) of these shares will time-vest in equal annual installments over three years. The remaining shares will performance-vest at the end of the three-year period based on the Company’s earnings per share (“EPS”) growth as compared against the BMO staffing stock index during the three-year period. The performance shares will fully vest if the Company’s EPS growth is in the top 25% of the index. The performance shares will vest 50% or 25% if the Company’s EPS growth is in the second 25% or third 25% of the index, respectively. No shares will vest if the Company’s EPS growth is in the bottom 25% of the index. The fair value of the performance-based shares awarded was estimated assuming that performance goals will be reached. If such goals are not met, no performance-based compensation will be recognized and any previously recognized compensation cost will be reversed. The vesting percentages will be prorated within individual tiers, except that no shares will vest for EPS growth in the bottom tier.
As of June 29, 2008, there was $6.8 million of total unrecognized compensation costs related to nonvested option and restricted stock awards granted under the plans, which are expected to be recognized over a weighted-average period of 22 months. The total fair value of shares and options that vested during the three and six months ended June 29, 2008, was $0.3 million and $2.8 million, respectively.
9. Related Party Transactions
Elias J. Sabo, a member of the Company’s board of directors, also serves on the board of directors of The Compass Group, the parent company of Venturi Staffing Partners (“VSP”), a former Venturi subsidiary.  VSP provides commercial staffing services to the Company and its clients in the normal course of its business.  During the three months ended June 29, 2008, the Company and its clients purchased approximately $3.0 million of staffing services from VSP for services provided to the Company’s vendor management clients.  At June 29, 2008, the Company had approximately $1.8 million in accounts payable to VSP.
10. Recent Accounting Pronouncements
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which provides new accounting requirements for business combinations. SFAS 141(R) defines a business combination as a transaction or other event in which an acquirer obtains control of one of more businesses. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and the Company will adopt the new requirements in its fiscal first quarter of 2009. The Company has not yet determined the impact, if any, of adopting SFAS 141(R) on its future consolidated financial statements.

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
Our Business
We provide a full range of specialized IT staffing and project implementation services, including website development and integration, application programming and development, client/server development, systems software architecture and design, systems engineering and systems integration. We also provide services that complement our IT staffing services, such as vendor management, project solutions, process solutions and permanent placement of IT professionals. Our TAPFIN Process Solutions division offers total human capital fulfillment and management solutions within three core service areas: vendor management services, services procurement management and recruitment process outsourcing.
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
Our revenue is primarily driven by bill rates and billable hours in our staffing and solutions businesses. Most of our billings for our staffing and solutions services are on a time-and-materials basis, which means we bill our customers based on previously agreed on bill rates for the number of hours that each of our consultants works on an assignment. Hourly bill rates are typically determined based on the level of skill and experience of the consultants assigned and the supply and demand in the current market for those qualifications. General economic conditions, macro IT and professional service expenditure trends and competition may create pressure on our pricing. Increasingly, large customers, including those with preferred supplier arrangements, have been seeking pricing discounts in exchange for higher volumes of business or maintaining existing levels of business. Billable hours are affected by numerous factors, such as the quality and scope of our service offerings and competition at the national and local levels. We also generate fee income by providing vendor management and permanent placement services.

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
Our back office functions, including payroll, billing, accounts payable, collections and financial reporting, are consolidated in our customer service center in Phoenix, Arizona, which operates on a PeopleSoft platform. As previously reported, we are implementing an upgrade to PeopleSoft. During the third quarter of 2008, we expect that we will implement the upgrade on a company-wide basis. We also have a proprietary, web-enabled front-office system that facilitates the identification, qualification and placement of consultants in a timely manner. We maintain a national recruiting center, a centralized call center for scheduling sales appointments and a centralized proposals and contract services department. We believe we have a scalable infrastructure that allows us to provide high quality service to our customers and will facilitate our internal growth strategy and allow us to continue to integrate acquisitions rapidly.
Our fiscal second quarter-ends for 2008 and 2007 were June 29, 2008, and July 1, 2007, respectively.
Overview of Second Quarter 2008 Results
Revenue for the second quarter of 2008 was $184.1 million, down from $186.6 million for the second quarter of 2007 but up sequentially from $183.4 million in the first quarter of this year. Excluding the revenues from COMSYS’ December 2007 acquisitions, revenue declined by 3.6% versus the prior-year period. Net income in the second quarter was $6.2 million, down from $9.6 million in the second quarter of last year, and diluted earnings per share of $0.30 were down from $0.47 per diluted share over the same period. The second quarter of 2008 included the previously announced non-cash compensation charge associated with the Praeos acquisition and a higher effective tax rate than in the prior-year period. These items reduced earnings per share in the second quarter of 2008 by $0.09 when compared to the second quarter of 2007. Net income and diluted earnings per share in the second quarter were both up sequentially from $5.1 million and $0.25, respectively, in the first quarter this year.
After further billable headcount declines through the first six weeks of the second quarter, headcount stabilized and our operating results in the latter half of the quarter were better than anticipated. Our expectations for the balance of the year are conservative in light of the broader trends we see in the economic data. We ended the second quarter of 2008 with 4,646 consultants on assignment, which was down from 4,996 at the end of the second quarter of 2007. The headcount declines we have seen have not been concentrated in any one geography or at any one client.
2008 Outlook
Our priorities for the balance of 2008 will not change from those previously disclosed. Internal growth will stay at the top of our priority list, and we are focused on sales, marketing and recruiting to our core customer base and on adding new customers through our TAPFIN Process Solutions division. Additionally, we will continue to improve our balance sheet, where we feel we can generate additional cost savings through further debt reductions and working capital management. Continuing improvements in efficiency are also a priority, and we are devoting considerable attention to process improvements, especially in sales and recruiting and in our front and back offices. We are also focused on hiring additional account managers as we believe we have an opportunity to gain market share during the current economic slowdown. We will complement these operational priorities by continuing to look for acquisitions that meet our criteria.
We have previously discussed the prospects of an upcoming change in our tax rate. We evaluate quarterly our estimates of the recoverability of our deferred tax assets based on our assessment of whether it’s more likely than not that any portion of these fully reserved assets become recoverable through future taxable income. Management believes that the Company may reach this threshold in the third quarter of 2008. If the criteria are met in the third quarter and we no longer have a reserve for our deferred tax assets, we will record a deferred tax asset and related tax benefit in the period the valuation allowance is reversed, and we will begin to provide for taxes at the full statutory rate. We do not expect the Company to pay any substantial amount of cash taxes in 2008.
Results of Operations
Three Months Ended June 29, 2008, Compared to Three Months Ended July 1, 2007
The following table sets forth the percentage relationship to revenues of certain items included in our unaudited Consolidated Statements of Operations, in thousands, except percentages and headcount amounts:

	Three Months Ended		Percent of Revenues		Percent Change
	June 29,	July 1,	June 29,	July 1,	2008 vs.
	2008	2007	2008	2007	2007

Revenues from services	$184,064	$186,602	100.0%	100.0%	-1.4%
Cost of services	139,232	139,768	75.6%	74.9%	-0.4%

Gross profit	44,832	46,834	24.4%	25.1%	-4.3%

Operating costs and expenses:
Selling, general and administrative	34,291	33,140	18.6%	17.8%	3.5%
Depreciation and amortization	1,898	1,589	1.1%	0.8%	19.4%

	36,189	34,729	19.7%	18.6%	4.2%

Operating income	8,643	12,105	4.7%	6.5%	-28.6%
Interest expense, net	1,279	2,296	0.7%	1.2%	-44.3%
Other income, net	(172)	(223)	-0.1%	-0.1%	-22.9%

Income before income taxes	7,536	10,032	4.1%	5.4%	-24.9%
Income tax expense	1,324	460	0.7%	0.3%	187.8%

Net income	$6,212	$9,572	3.4%	5.1%	-35.1%

Billable headcount at end of period	4,646	4,996
We recorded operating income of $8.6 million and net income of $6.2 million in the second quarter of 2008 compared to operating income of $12.1 million and net income of $9.6 million in the second quarter of 2007. The decrease in net income was due primarily to a decrease in gross profit and an increase in selling, general and administrative expenses, depreciation and amortization and income tax expense partially offset by decreases in cost of services and interest expense.
Revenues. Revenues for the second quarter of 2008 and the second quarter of 2007 were $184.1 million and $186.6 million, respectively, a decrease of 1.4%. The decrease was due primarily to a decrease in average headcount between periods, partially offset by an increase in average bill rates. Reimbursable expense revenue increased to $4.8 million in the second quarter of 2008 from $2.2 million in the second quarter of 2007. This increase had no impact on gross margin dollars as the related reimbursable expense was recognized in the same period. We continued to see bill rate pressures from our customers, particularly among Fortune 500 clients. Revenues from the pharmaceutical and biotechnology sector increased by 40% in the second quarter of 2008 from the second quarter of 2007. This increase was partially offset by revenue decreases of 11% and 7% from the telecommunications and financial services sectors, respectively, over the same period.
Cost of Services. Cost of services for the second quarter of 2008 and the second quarter of 2007 were $139.2 million and $139.8 million, respectively, a decrease of 0.4%. The decrease was due primarily to decreases in billable headcount between periods partially offset by the increase in reimbursable expenses. Cost of services as a percentage of revenue increased to 75.6% in the second quarter of 2008 from 74.9% in the second quarter of 2007.
Selling, General and Administrative Expenses. Selling, general and administrative expenses in the second quarter of 2008 and the second quarter of 2007 were $34.3 million and $33.1 million, respectively, an increase of 3.5%. The increase was due primarily to the additional selling, general and administrative expenses at the businesses acquired in 2007, including the non-cash charge of approximately $0.8 million for additional employee compensation relating to the Praeos purchase in December 2007. Included in these amounts are $1.2 million and $1.0 million of stock-based compensation, respectively. As a percentage of revenue, selling, general and administrative expenses increased to 18.6% in the second quarter of 2008 from 17.8% in the second quarter of 2007.

Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation of our fixed assets and amortization of our customer base intangible assets. For the second quarter of 2008 and the second quarter of 2007, depreciation and amortization expense was $1.9 million and $1.6 million, respectively, an increase of 19.4% between periods. The increase in depreciation and amortization expense was primarily due to the amortization of the Plum Rhino and TWC customer list intangibles and the TWC assembled methodology intangible.
Interest Expense, Net. Interest expense, net, was $1.3 million and $2.3 million in the second quarter of 2008 and the second quarter of 2007, respectively, a decrease of 44.3%. The decrease was due to our overall debt reduction during 2007 as well as a reduction in our related interest rates.
Provision for Income Taxes. Our 2008 income tax expense is lower than the statutory rates given that income tax expense was in large part offset by a decrease in our valuation allowance. The expense for the three months ended June 29, 2008, contains the following amounts: current expenses totaling $0.1 million for federal alternative minimum tax, miscellaneous state income tax expenses and foreign income taxes related to our profitable United Kingdom subsidiary and a deferred tax expense in the amount of $1.2 million resulting from the release of a portion of the valuation allowance on Venturi’s acquired net deferred assets from the merger. Although our net deferred tax asset is substantially offset with a valuation allowance, a portion of our fully reserved deferred tax assets that became realized through operating profits are recognized as a reduction to goodwill to the extent they relate to benefits acquired in the merger. This results in deferred tax expense as the assets are utilized.  This portion of deferred tax expense represents the consumption of pre-merger deferred tax assets that were acquired with zero basis.  In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, we calculated a goodwill bifurcation ratio in the year of the merger to determine the amount of deferred tax expense that should be offset to goodwill prospectively.
Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets or liabilities or changes in tax laws or interpretations thereof. We continue to evaluate quarterly our estimates of the recoverability of our deferred tax assets based on our assessment of whether it is more likely than not any portion of these fully reserved assets are recoverable through future taxable income. At such time that we no longer have a reserve for our deferred tax assets, we will begin to provide for taxes at the full statutory rate. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.
Six Months Ended June 29, 2008, Compared to Six Months Ended July 1, 2007
The following table sets forth the percentage relationship to revenues of certain items included in our unaudited Consolidated Statements of Operations, in thousands, except percentages and headcount amounts:

	Six Months Ended		Percent of Revenues		Percent Change
	June 29,	July 1,	June 29,	July 1,	2008 vs.
	2008	2007	2008	2007	2007

Revenues from services	$367,447	$372,810	100.0%	100.0%	-1.4%
Cost of services	277,959	280,975	75.6%	75.4%	-1.1%

Gross profit	89,488	91,835	24.4%	24.6%	-2.6%

Operating costs and expenses:
Selling, general and administrative	69,055	68,561	18.8%	18.4%	0.7%
Depreciation and amortization	3,718	3,047	1.1%	0.8%	22.0%

	72,773	71,608	19.9%	19.2%	1.6%

Operating income	16,715	20,227	4.5%	5.4%	-17.4%
Interest expense, net	2,882	4,716	0.8%	1.2%	-38.9%
Other income, net	(225)	(451)	-0.1%	-0.1%	-50.1%

Income before income taxes	14,058	15,962	3.8%	4.3%	-11.9%
Income tax expense	2,742	908	0.7%	0.3%	202.0%

Net income	$11,316	$15,054	3.1%	4.0%	-24.8%

We recorded operating income of $16.7 million and net income of $11.3 million in the six months ended June 29, 2008, compared to operating income of $20.2 million and net income of $15.1 million in the six months ended July 1, 2007. The decrease in net income was due primarily to a decrease in gross profit and an increase in selling, general and administrative expenses, depreciation and amortization and income tax expense partially offset by decreases in cost of services and interest expense.
Revenues. Revenues for the six months ended June 29, 2008, and the six months ended July 1, 2007, were $367.4 million and $372.8 million, respectively, a decrease of 1.4%. The decrease was due primarily to a decrease in average headcount between periods, partially offset by an increase in average bill rates. Reimbursable expense revenue increased to $7.9 million in the six months ended June 29, 2008, from $5.5 million in the six months ended July 1, 2007. This increase had no impact on gross margin dollars as the related reimbursable expense was recognized in the same period. We continued to see bill rate pressures from our customers, particularly among Fortune 500 clients. Revenues from the pharmaceutical and biotechnology sector increased by 43% in the six months ended June 29, 2008, from the six months ended July 1, 2007. This increase was partially offset by revenue decreases of 13% and 11% from the telecommunications and financial services sector, respectively, over the same period.
Cost of Services. Cost of services for the six months ended June 29, 2008, and the six months ended July 1, 2007, were $278.0 million and $281.0 million, respectively, a decrease of 1.1%. The decrease was due primarily to decreases in billable headcount between periods partially offset by the increase in reimbursable expenses. Cost of services as a percentage of revenue increased slightly to 75.6% in the six months ended June 29, 2008, from 75.4% in the six months ended July 1, 2007. Although we have seen an increase in our average pay rates in 2008 over 2007, our bill rates have increased slightly more than the increase in our pay rates.
Selling, General and Administrative Expenses. Selling, general and administrative expenses in the six months ended June 29, 2008, and the six months ended July 1, 2007, were $69.1 million and $68.6 million, respectively, an increase of 0.7%. The increase was due primarily to additional selling, general and administrative expenses at the businesses acquired in 2007 including the non-cash charge of approximately $1.7 million for additional employee compensation relating to the Praeos purchase in December 2007. Included in these amounts are $2.3 million and $2.8 million of stock-based compensation, respectively. As a percentage of revenue, selling, general and administrative expenses increased to 18.8% in the six months ended June 29, 2008, from 18.4% in the six months ended July 1, 2007.
Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation of our fixed assets and amortization of our customer base intangible assets. For the six months ended June 29, 2008, and six months ended July 1, 2007, depreciation and amortization expense was $3.7 million and $3.0 million, respectively, an increase of 22.0% between periods. The increase in depreciation and amortization expense was primarily due to the amortization of the Plum Rhino and TWC customer list intangibles and the TWC assembled methodology intangible.
Interest Expense, Net. Interest expense, net, was $2.9 million and $4.7 million in the six months ended June 29, 2008, and the six months ended July 1, 2007, respectively, a decrease of 38.9%. The decrease was due to our overall debt reduction during 2007 as well as a reduction in our related interest rates.
Provision for Income Taxes. Our 2008 income tax expense is lower than the statutory rates given that income tax expense was in large part offset by a decrease in our valuation allowance. The expense for the six months ended June 29, 2008, contains the following amounts: current expenses totaling $0.3 million for federal alternative minimum tax, miscellaneous state income tax expenses and foreign income taxes related to our profitable United Kingdom subsidiary and a deferred tax expense in the amount of $2.4 million resulting from the release of a portion of the valuation allowance on Venturi’s acquired net deferred assets from the merger. Although our net deferred tax asset is substantially offset with a valuation allowance, a portion of our fully reserved deferred tax assets that became realized through operating profits are recognized as a reduction to goodwill to the extent they relate to benefits acquired in the merger. This results in deferred tax expense as the assets are utilized.  This portion of deferred tax expense represents the consumption of pre-merger deferred tax assets that were acquired with zero basis.  In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, we calculated a goodwill bifurcation ratio in the year of the merger to determine the amount of deferred tax expense that should be offset to goodwill prospectively.
As of June 29, 2008, we had state and federal net operating loss carryforwards of approximately $106 million and $100 million, respectively, an alternative minimum tax credit carryforward of $0.4 million, and had recorded a reserve against the assets for net operating loss carryforwards due to the uncertainty related to the realization of these amounts.
Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets or liabilities or changes in tax laws or interpretations thereof. We continue to evaluate quarterly our estimates of the recoverability of our deferred tax assets based on our assessment of whether it is more likely than not any portion of these fully reserved are recoverable through future taxable income. At such time that we no longer have a reserve for our deferred tax assets, we will begin to provide for taxes at the full statutory rate. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.
Liquidity and Capital Resources
Overview
We have historically financed our operations through cash flow from operations, the issuance of common stock and borrowings under our credit facilities. Due to the requirements of our revolving credit facility, as discussed in more detail below under the “Cash Flows” section, we do not maintain a significant cash balance. Excess borrowing availability under our revolving credit facility at June 29, 2008, was $90.2 million. Our borrowing availability is impacted by the timing of cash receipts, including vendor management payments. We believe our cash flow provided by operating activities coupled with existing cash balances and availability under our revolving credit facility will be sufficient to fund our working capital, debt service and purchases of fixed assets through fiscal 2008. In connection with the purchase of Praeos in December 2007, we placed $3.4 million in an escrow account restricted in use for a payment due to employees or former shareholders on the one-year anniversary of the closing date of the acquisition as more fully described in Note 2 to our consolidated financial statements included elsewhere in this report. The disbursement of these funds in December 2008 will not affect our cash flow from operations in the fourth quarter as this amount was part of cash flows used in investing activities in the fourth quarter of 2007. In the event that we make future acquisitions, we may need to seek additional capital from our lenders or the capital markets; there can be no assurance that additional capital will be available when we need it, or, if available, that it will be available on favorable terms.
The performance of our business is dependent on many factors and subject to risks and uncertainties. See “Risks Related to Our Business” and “Risk Related to Our Indebtedness” under “Risk Factors” included in our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).
Working Capital
Accounts receivable is a significant component of our working capital. We monitor our accounts receivable through a variety of metrics, including days sales outstanding (“DSO”). We calculate our consolidated DSO by determining average daily revenue based on an annualized three-month analysis and divide it into the gross accounts receivable balance as of the end of the period. Accounts receivable were $218.6 million and $189.3 million as of June 29, 2008, and December 30, 2007, respectively. As of June 29, 2008, our consolidated DSO was 45 days as compared to 43 days as of December 30, 2007. The increase in consolidated DSO is primarily due to an increase in accounts receivable, the timing of vendor management receipts and the seasonality we experienced in our fourth quarter. As a result of the timing of vendor management receipts and the seasonality in our operations, our consolidated DSO may materially fluctuate. Our consolidated DSO at the end of the second quarter of 2008 was favorably impacted by the receipt of a large vendor management payment.
Additionally, we calculate a DSO for vendor management services (“VMS DSO”) by determining average daily vendor management service gross revenue based on an annualized three-month analysis and divide it into the gross vendor management accounts receivable balance as of the end of the period. Vendor management accounts receivable were $102.9 million and $80.7 million as of June 29, 2008, and December 30, 2007, respectively. As of June 29, 2008, our VMS DSO was 37 days as compared to 34 days as of December 30, 2007. The increase in VMS DSO is primarily due to an increase in accounts receivable, the timing of vendor management receipts and the seasonality we experienced in our fourth quarter. As a result of the timing of vendor management receipts and the seasonality in our operations, our VMS DSO may materially fluctuate. Our VMS DSO at the end of the second quarter of 2008 was favorably impacted by the receipt of a large vendor management payment.
Our total accounts payable were $167.1 million and $145.6 million as of June 29, 2008, and December 30, 2007, respectively. Our vendor management services accounts payable were $51.5 million and $29.6 million as of June 29, 2008, and December 30, 2007, respectively.
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
Borrowings under the revolver are limited to 85% of eligible accounts receivable, as defined in the senior credit agreement and related amendments, reduced by the amount of outstanding letters of credit and designated reserves. At June 29, 2008, these designated reserves were: a $5.0 million minimum availability reserve, a $1.9 million reserve for outstanding letters of credit and a $2.0 million reserve for the Pure Solutions acquisition. At June 29, 2008, we had outstanding borrowings of $67.5 million under the revolver at interest rates ranging from 4.2% to 5.75% per annum (weighted average rate of 4.5%) and excess borrowing availability under the revolver of $90.2 million for general corporate purposes. Our average daily debt balance during the second quarter was $82.6 million. At June 29, 2008, our debt to adjusted EBITDA ratio resulted in a prime rate margin of 0.75% and a LIBOR margin of 1.75%. Fees paid on outstanding letters of credit are equal to the LIBOR margin then applicable to the revolver, which at June 29, 2008, was 1.75%. At June 29, 2008, outstanding letters of credit totaled $1.9 million. The principal balance of the senior term loan was $2.5 million with an interest rate of 4.56% at June 29, 2008. The senior term loan is scheduled to be repaid in eight equal quarterly principal installments of $1.25 million each, the sixth of which was made on June 26, 2008.
Debt Compliance
Our ability to continue operating is largely dependent upon our ability to maintain compliance with the financial covenants of our senior credit agreement, as amended. The credit agreement contains customary covenants, including the maintenance of a fixed charge coverage ratio and a total debt to adjusted EBITDA ratio. The senior credit agreement also places restrictions on our ability to enter into certain transactions without the approval of the lenders, such as the payment of dividends, disposition and acquisition of assets and the assumption of contingent obligations. The senior credit agreement provides for mandatory prepayments under certain circumstances. We have not paid cash dividends in the past and currently have no intention of paying them in the future. As of June 29, 2008, we were in compliance with all covenant requirements and we believe we will be able to comply with these covenants throughout 2008.
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
Cash Flows
The following table summarizes our cash flow activity for the periods indicated, in thousands:

	Six Months Ended
	June 29,	July 1,
	2008	2007

Net cash provided by operating activities	$11,588	$613
Net cash used in investing activities	(9,648)	(1,804)
Net cash provided by (used in) financing activities	(1,852)	1,316
Effect of exchange rates on cash	1	43

Net increase in cash	$89	$168

Cash provided by operating activities in the six months ended June 29, 2008, was $11.6 million compared to $0.6 million in the six months ended July 1, 2007. In addition to cash provided by earnings, cash flows from operating activities are affected by the timing of cash receipts and disbursements and the working capital requirements of the business. Cash provided by operations in the first six months of 2008 was impacted by the timing of a large vendor management payment at the end of the second quarter.

Cash used in investing activities in the six months ended June 29, 2008, was $9.6 million compared to $1.8 million in the six months ended July 1, 2007. Our cash flows associated with investing activities in 2008 and 2007 included capital expenditures of $3.2 million and $0.6 million, respectively, and cash paid for acquisitions of $6.4 million and $1.2 million, respectively. We expect to pay an additional $3.25 million in earnout payments during the next 12 months.
Capital expenditures for the six months ended June 29, 2008, related primarily to the purchase of computer hardware, the upgrade of our enterprise software system and leasehold improvements. Capital expenditures in 2008 are currently expected to be approximately $5.0 million to $6.0 million. This spending level is higher than 2007 due primarily to our planned Phoenix customer service center relocation and the upgrade of our enterprise software system.
Cash used in financing activities was $1.9 million in the six months ended June 29, 2008, compared to cash provided by financing activities of $1.3 million in the six months ended July 1, 2007. Cash flows associated with financing activities primarily represent borrowings and payments on our revolving credit facility.
Pursuant to the terms of the senior credit agreement, we maintain a zero balance in our primary domestic cash accounts. Any excess cash in our accounts is swept on a daily basis and applied to repay borrowings under the revolving credit facility, and any cash needs are satisfied through borrowings under the revolving credit facility. Cash recorded on our Consolidated Balance Sheets at June 29, 2008, and December 30, 2007, in the amount of $1.7 million and $1.6 million, respectively, primarily represents cash balances at our Toronto and United Kingdom subsidiaries.
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
Off-Balance Sheet Arrangements
As of June 29, 2008, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Related Party Transactions
Elias J. Sabo, a member of our board of directors, also serves on the board of directors of The Compass Group, the parent company of Venturi Staffing Partners (“VSP”), a former Venturi subsidiary.  VSP provides commercial staffing services to us and to our clients in the normal course of its business.  During the three months ended June 29, 2008, we and our clients purchased approximately $3.0 million of staffing services from VSP for services provided to our vendor management clients.  At June 29, 2008, we had approximately $1.8 million in accounts payable to VSP.
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
Interest Rate Risks
Outstanding debt under our credit facilities at June 29, 2008, was approximately $70.0 million. Interest on borrowings under the facilities is based on the prime rate or LIBOR plus a variable margin. Based on the outstanding balance at June 29, 2008, a change of 1% in the interest rate would cause a change in interest expense of approximately $0.7 million on an annual basis.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has established and maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Accounting Officer (our principal executive officer and principal financial officer, respectively), as appropriate to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures. As of June 29, 2008, our management, including our Chief Executive Officer and our Chief Accounting Officer, conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective as of June 29, 2008.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting during quarter ended June 29, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information relating to our purchase of shares of our common stock in the second quarter of 2008. These purchases reflect shares withheld upon vesting of restricted stock, to satisfy statutory minimum tax withholding obligations.

	Total Number of	Average Price
Period	Shares Purchased	Paid per Share

March 31, 2008 - April 27, 2008	—	$—
April 28, 2008 - May 25, 2008	—	$—
May 26, 2008 - June 29, 2008	5,988	$9.83

	5,988	$9.83

We presently have no publicly announced repurchase plan or program, but intend to continue to satisfy minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The information required by this Item 4 was previously reported by us in our current report on Form 8-K, filed with the Securities and Exchange Commission on May 22, 2008.
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

10.1*
Consent and Eighth Amendment to Credit Agreement, dated as of June 13, 2008, among COMSYS Services LLC, COMSYS Information Technology Services, Inc., Pure Solutions, Inc., Plum Rhino Consulting, LLC, Praeos Technologies, LLC, and TWC Group Consulting, LLC, as borrowers, COMSYS IT Partners, Inc., PFI LLC, COMSYS IT Canada, Inc., Econometrix, LLC, , as guarantors, COMSYS Services LLC, acting in its capacity as borrowing agent and funds administrator for the borrowers, GE Business Financial Services, Inc., as administrative agent, a lender, sole bookrunner and sole lead arranger, ING Capital LLC, Allied Irish Banks PLC and BMO Capital Markets Financing, Inc., as co-documentation agents and as lenders, GMAC Commercial Finance LLC, as syndication agent and as a lender, and the lenders from time to time party thereto

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

COMSYS IT PARTNERS, INC.

Date: August 6, 2008	By:	/s/ Larry L. Enterline
	Name:	Larry L. Enterline
	Title:	Chief Executive Officer

Date: August 6, 2008	By: Name:	/s/ Amy Bobbitt Amy Bobbitt
	Title:	Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			Exhibit
Number	Exhibit Description	Form	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of COMSYS IT Partners, Inc.	8-K	3.1	October 4, 2004

3.2	Amended and Restated Bylaws of COMSYS IT Partners, Inc.	8-K	3.2	October 4, 2004

3.3	First Amendment to the Amended and Restated Bylaws of COMSYS IT Partners, Inc.	8-K	3.1	May 4, 2005

4.1	Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old COMSYS Holdings stockholders party thereto	8-A/A	4.2	November 2, 2004

4.2	Amendment No. 1 to Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old COMSYS Holdings stockholders party thereto	10-Q	4.2	May 6, 2005

4.3	Amended and Restated Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old Venturi stockholders party thereto	8-A/A	4.3	November 2, 2004

4.4	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old Venturi stockholders party thereto	10-Q	4.4	May 6, 2005

4.7#	Common Stock Purchase Warrant dated as of April 14, 2003, issued by the Company in favor of BNP Paribas	8-K	99.16	April 25, 2003

4.8	Specimen Certificate for Shares of Common Stock	10-K	4.6	April 1, 2005

10.1*
Consent and Eighth Amendment to Credit Agreement, dated as of June 13, 2008, among COMSYS Services LLC, COMSYS Information Technology Services, Inc., Pure Solutions, Inc., Plum Rhino Consulting, LLC, Praeos Technologies, LLC, and TWC Group Consulting, LLC, as borrowers, COMSYS IT Partners, Inc., PFI LLC, COMSYS IT Canada, Inc., Econometrix, LLC, , as guarantors, COMSYS Services LLC, acting in its capacity as borrowing agent and funds administrator for the borrowers, GE Business Financial Services, Inc., as administrative agent, a lender, sole bookrunner and sole lead arranger, ING Capital LLC, Allied Irish Banks PLC and BMO Capital Markets Financing, Inc., as co-documentation agents and as lenders, GMAC Commercial Finance LLC, as syndication agent and as a lender, and the lenders from time to time party thereto

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002