Form 10-Q
period 2008-09-28
COMSYS IT PARTNERS INC
filed 2008-11-06
CIK 948850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2008.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
     The number of shares of the registrant’s common stock outstanding as of November 3, 2008, was 20,386,027.

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
               These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, including:
•	economic declines that affect our business, including our profitability, liquidity or the ability to comply with applicable loan covenants;

•	the financial stability of our lenders and their ability to honor their commitments related to our credit agreements;

•	the financial stability of our customers and other business partners and their ability to pay their outstanding obligations;

•	changes in levels of unemployment and other economic conditions in the United States, or in particular regions or industries;

•	the impact of competitive pressures on our ability to maintain or improve our operating margins, including pricing pressures as well as any change in the demand for our services;

•	the risk in an uncertain economic environment of increased incidences of employment disputes, employment litigation and workers’ compensation claims;

•	adverse changes in credit and capital markets conditions that may affect our ability to obtain financing or refinancing on favorable terms or that may warrant changes to existing credit terms;

•	our success in attracting, training, retaining and motivating billable consultants and key officers and employees;

•	our ability to shift a larger percentage of our business mix into IT solutions, project management and business process outsourcing and, if successful, our ability to manage those types of business profitably;

•	weakness or reductions in corporate information technology spending levels;

•	our ability to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions;

•	the entry of new competitors into the U.S. staffing services market due to the limited barriers to entry or the expansion of existing competitors in that market;

•	increases in employment-related costs such as healthcare and unemployment taxes;

•	the possibility of our incurring liability for the activities of our billable consultants or for events impacting our billable consultants on our clients’ premises;

•	the risk that we may be subject to claims for indemnification under our customer contracts;

•	the risk that cost cutting or restructuring activities could cause an adverse impact on certain of our operations;

•	adverse changes to management’s periodic estimates of future cash flows that may affect our assessment of our ability to fully recover our goodwill; and

•	whether governments will amend existing regulations or impose additional regulations or licensing requirements in such a manner as to increase our costs of doing business.
               Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or that the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to various factors, including the factors listed in this section and the “Risk Factors” sections contained in this report and our most recent Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
(In thousands, except per share amounts)	2008	2007	2008	2007

Revenues from services	$183,663	$187,195	$551,110	$560,005
Cost of services	138,483	139,945	416,442	420,920

Gross profit	45,180	47,250	134,668	139,085

Operating costs and expenses:
Selling, general and administrative	34,579	33,064	103,634	101,625
Depreciation and amortization	2,185	1,653	5,903	4,700

	36,764	34,717	109,537	106,325

Operating income	8,416	12,533	25,131	32,760
Interest expense, net	1,224	1,993	4,106	6,709
Other expense (income), net	40	(18)	(185)	(469)

Income before income taxes	7,152	10,558	21,210	26,520
Income tax expense	1,105	941	3,847	1,849

Net income	$6,047	$9,617	$17,363	$24,671

Basic earnings per common share	$0.30	$0.48	$0.85	$1.24
Diluted earnings per common share	$0.30	$0.48	$0.84	$1.23

Weighted average basic and diluted shares outstanding:
Basic	19,612	19,459	19,594	19,182
Diluted	20,455	20,118	20,611	20,101
See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
(In thousands)	2008	2007	2008	2007

Net income	$6,047	$9,617	$17,363	$24,671
Foreign currency translation adjustments	(69)	(6)	(53)	97

Total comprehensive income	$5,978	$9,611	$17,310	$24,768

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 28,	December 30,
	2008	2007
(In thousands, except share and par value amounts)	(Unaudited)	(Note 1)
Assets
Current assets:
Cash	$1,590	$1,594
Accounts receivable, net of allowance of $3,167 and $3,389, respectively	237,969	189,317
Prepaid expenses and other	3,649	3,153
Restricted cash	3,427	3,365

Total current assets	246,635	197,429

Fixed assets, net	17,308	13,094
Goodwill	175,045	174,160
Other intangible assets, net	12,829	10,002
Deferred financing costs, net	1,392	2,044
Restricted cash	2,803	4,218
Other assets	1,397	1,522

Total assets	$457,409	$402,469

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$177,296	$145,622
Payroll and related taxes	30,068	29,574
Current maturities of long-term debt	1,250	5,000
Interest payable	291	365
Other current liabilities	9,939	7,897

Total current liabilities	218,844	188,458

Long-term debt	68,606	66,903
Other noncurrent liabilities	4,865	2,476

Total liabilities	292,315	257,837

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 95,000,000 shares authorized and 20,386,027 shares outstanding; 95,000,000 shares authorized and 20,180,578 shares outstanding, respectively	203	201
Common stock warrants	1,734	1,734
Accumulated other comprehensive income	4	57
Additional paid-in capital	226,324	223,174
Accumulated deficit	(63,171)	(80,534)

Total stockholders’ equity	165,094	144,632

Total liabilities and stockholders’ equity	$457,409	$402,469

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Accumulated
		Common	Other	Additional		Total
	Common	Stock	Comprehensive	Paid-in	Accumulated	Stockholders’
(In thousands, except share data)	Stock	Warrants	Income (Loss)	Capital	Deficit	Equity

Balance as of December 31, 2006	$191	$1,734	$(12)	$206,740	$(113,883)	$94,770
Net income	—	—	—	—	33,349	33,349
Foreign currency translations	—	—	69	—	—	69
Issuance of 501,413 shares of common stock for acquistions	5	—	—	10,560	—	10,565
Issuance of 244,000 shares of restricted common stock	3	—	—	(3)	—	—
Forfeiture of 28,807 shares of restricted common stock	—	—	—	(428)	—	(428)
Options exercised for 185,683 shares of common stock	2	—	—	1,777	—	1,779
Stock issuance costs	—	—	—	(19)	—	(19)
Stock-based compensation	—	—	—	4,547	—	4,547

Balance as of December 30, 2007	201	1,734	57	223,174	(80,534)	144,632
Net income	—	—	—	—	17,363	17,363
Foreign currency translations	—	—	(53)	—	—	(53)
Issuance of 259,878 shares of restricted common stock	2	—	—	(2)	—	—
Forfeiture of 62,629 shares of restricted common stock	—	—	—	(332)	—	(332)
Options exercised for 8,200 shares of common stock	—	—	—	83	—	83
Stock-based compensation	—	—	—	3,401	—	3,401

Balance as of September 28, 2008	$203	$1,734	$4	$226,324	$(63,171)	$165,094

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 28,	September 30,
(In thousands)	2008	2007

Cash flows from operating activities
Net income	$17,363	$24,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,903	4,700
Provision for doubtful accounts	406	—
Stock-based compensation	3,401	3,791
Amortization of deferred financing costs	652	654
Noncash income tax expense	3,847	1,849
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(46,387)	(6,288)
Prepaid expenses and other	(189)	508
Accounts payable	27,500	2,674
Payroll and related taxes	278	(4,378)
Other	2,363	(617)

Net cash provided by operating activities	15,137	27,564

Cash flows from investing activities
Capital expenditures	(5,144)	(1,032)
Acquisitions, net of cash acquired	(7,884)	(2,428)

Net cash used in investing activities	(13,028)	(3,460)

Cash flows from financing activities
Borrowings under revolving credit facility, net	1,703	(22,058)
Repayments of long-term debt	(3,750)	(3,750)
Proceeds from issuance of common stock, net of issuance costs	—	(113)
Exercise of stock options and warrants	83	1,615

Net cash used in financing activities	(1,964)	(24,306)

Effect of exchange rates on cash	(149)	130

Net decrease in cash	(4)	(72)
Cash, beginning of period	1,594	1,605

Cash, end of period	$1,590	$1,533

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. General
The unaudited consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the U.S.; however, they do include all adjustments of a normal recurring nature that, in the opinion of management, are necessary to present fairly the results of operations of COMSYS IT Partners, Inc. and its subsidiaries (collectively, the “Company”) for the interim periods presented. The consolidated balance sheet information as of December 30, 2007, and the consolidated statement of shareholders’ equity information for the period from December 31, 2006, through December 30, 2007, have been derived from the Company’s audited financial statements but do not include the financial statement footnote information required for audited financial statements. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007, as filed with the Securities and Exchange Commission (the “SEC”). Due to the seasonal nature of the Company’s business, the results of operations for the three and nine months ended September 28, 2008, are not necessarily indicative of results to be expected for the entire fiscal year. Certain reclassifications of prior year amounts have been made to the prior year statement of cash flows to conform to the current year presentation.
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
The Company’s fiscal year ends on the Sunday closest to December 31st and its first three fiscal quarters are 13 calendar weeks each (and each also ends on a Sunday). The fiscal third quarter-ends for 2008 and 2007 were September 28, 2008, and September 30, 2007, respectively.
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
On October 31, 2005, the Company purchased all of the outstanding stock of Pure Solutions, Inc. (“Pure Solutions”), an information technology services company with operations in California. This acquisition was not material to the Company’s business. The purchase price was comprised of a $7.5 million cash payment at closing plus up to $8.25 million of earnout payments over three years. In connection with the purchase, the Company recorded a customer base intangible asset in the amount of $6.6 million, which was valued using a discounted cash flow analysis. The fair value of Pure Solutions’ net identifiable assets exceeded the initial purchase price by $1.1 million, and this amount was recorded as a liability at the date of purchase. In June 2006, the Company made an earnout payment of $1.25 million, of which $1.1 million was charged to the liability with the remainder to goodwill. Additional earnout payments of $2.5 million were paid in 2007, and an earnout payment of $1.25 million was accrued in October 2007 and paid in January 2008. Additional earnout payments of $2.0 million and $1.25 million were accrued during the first and third quarters of 2008, respectively. In July 2008, the Company paid an earnout payment of $1.25 million. The remaining amounts accrued will be paid in accordance with the terms of the purchase agreement. These earnouts were recorded to goodwill. The operations of Pure Solutions are included in the Consolidated Statements of Operations for periods subsequent to the purchase.
From 2003 to March 2007, the Company owned a 19.9% equity interest in Econometrix, Inc. (“Econometrix”), a California-based vendor management systems software provider. On March 16, 2007, the Company purchased the remaining 80.1% of the outstanding common stock of Econometrix that it did not own. This acquisition was not material to the Company’s business. Econometrix shareholders received 247,807 shares of the Company’s common stock in the acquisition. The operations of Econometrix are included in the Consolidated Statements of Operations subsequent to the purchase.
On May 31, 2007, the Company purchased all of the issued and outstanding membership interests in Plum Rhino Consulting, LLC (“Plum Rhino”), a finance and accounting staffing services provider with offices in Georgia, Illinois, Missouri and North Carolina. This acquisition was not material to the Company’s business. The purchase price included the issuance of 253,606 shares of the Company’s common stock to the Plum Rhino members, debt payments of approximately $0.2 million and up to $3.7 million of earnout payments based on Plum Rhino’s achievement of specified annual EBITDA targets over a three-year period. The former owners of Plum Rhino and the Company have agreed that the earnout target was not met for the first period, and, as of September 28, 2008, the Company has not accrued any amounts related to the two remaining potential earnout payments. In connection with the purchase, the Company recorded a customer base intangible asset in the amount of $3.2 million, which was valued using a discounted cash flow analysis, $2.2 million of goodwill and $0.6 million of tangible net assets. The operations of Plum Rhino are included in the Consolidated Statements of Operations subsequent to the purchase.
On December 12, 2007, the Company purchased all of the outstanding stock in Praeos Technologies, Inc. (“Praeos”), an Atlanta-based provider of IT consulting services specializing in the business intelligence and business analytics sectors. This acquisition was not material to the Company’s business. The purchase price was comprised of a $12.0 million cash payment at closing plus up to a $5.5 million earnout payment based on Praeos’ achievement of a specified annual EBITDA target in 2008. As of September 28, 2008, the Company has not accrued any amounts related to the potential earnout payment. In connection with the purchase, the Company recorded $6.2 million of goodwill and $2.4 million of tangible net assets. In addition, the Company escrowed $3.4 million of restricted cash for a payment required to be made to employees or former shareholders in December 2008. In December 2008, the Company will pay $3.4 million out of the escrow account to former employees that participated in the Praeos bonus plan upon the one-year anniversary date of the close of the acquisition if they are still employed by the Company at that time. If there are no bonus plan participants remaining, the funds will be paid to the former shareholders of Praeos. The Company has determined that the bonus plan acquired at acquisition is a compensatory arrangement and, accordingly, is recognizing compensation expense ratably in 2008 up to $3.4 million. During the three and nine months ended September 28, 2008, the Company had accrued $0.8 million and $2.5 million, respectively, related to the Praeos bonus plan payment. If, on the one-year anniversary of the closing date, the employees are no longer with the Company and the $3.4 million is to be paid to the former shareholders, the Company will reverse the recognized compensation expense and record additional purchase price. In addition, the Company is party to a $1.4 million escrow set up to indemnify the Company for the breach of any representation, covenant or obligation by the seller. The operations of Praeos are included in the Consolidated Statements of Operations subsequent to the purchase.
On December 19, 2007, the Company purchased the assets and assumed specified liabilities of T. Williams Consulting, LLC (“TWC”), a Philadelphia-based provider of recruitment process outsourcing and specialty human resources consulting services. This acquisition was not material to the Company’s business. The purchase price was comprised of a $16.5 million cash payment at closing plus up to a $7.5 million earnout payment based on TWC’s achievement of a specified annual EBITDA target in 2008. As of September 28, 2008, the Company has not accrued any amounts related to the potential earnout payment. In connection with the purchase, the Company recorded a customer base intangible asset in the amount of $2.8 million, which was valued using a discounted cash flow analysis, an assembled methodology intangible asset in the amount of $0.2 million, which was valued using an estimated development cost analysis, $11.8 million of goodwill and $1.7 million of tangible net assets. The operations of TWC are included in the Consolidated Statements of Operations subsequent to the purchase.
On June 26, 2008, the Company purchased all of the issued and outstanding stock in ASET International Services Corporation (“ASET”), a Virginia-based provider of globalization, localization and interactive language services. This acquisition was not material to the Company’s business. The purchase price was comprised of a $5.0 million cash payment at closing, $1.0 million in notes payable to the former owners and up to a $1.0 million earnout payment based on ASET’s achievement of a specified EBITDA target over the 12 months following the acquisition. As of September 28, 2008, the Company has accrued $1.0 million related to the potential earnout payment, and this amount has been charged to goodwill. The notes accrue interest at the rate of 6% annually. Interest accrued as of June 30, 2009, will be paid on that date, with the remaining interest payable with the note balances on June 30, 2010. The notes are included in other noncurrent liabilities on the Consolidated Balance Sheets. In connection with the purchase, the Company recorded a customer base intangible asset in the amount of $2.1 million, which was valued using a discounted cash flow analysis, $1.9 million of goodwill and $2.0 million of tangible net assets. The operations of ASET are included in the Consolidated Statements of Operations subsequent to the purchase.
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
4. Long-Term Debt
Long-term debt consisted of the following, in thousands:

	September 28,	December 30,
	2008	2007

Revolver	$68,606	$66,903
Senior term loan	1,250	5,000

	69,856	71,903
Less current maturities	1,250	5,000

Total long-term debt	$68,606	$66,903

The Company’s senior term loan and borrowings under the revolver (“senior credit agreement”) bear interest at the prime rate plus a margin that can range from 0.75% to 1.00%, or, at the Company’s option, LIBOR plus a margin that can range from 1.75% to 2.00%, each depending on the Company’s total debt to adjusted EBITDA ratio, as defined in the senior credit agreement, as amended. The Company pays a quarterly commitment fee of 0.5% per annum on the unused portion of the revolver. The Company and certain of its subsidiaries guarantee the loans and other obligations under the senior credit agreement. The obligations under the senior credit agreement are secured by a perfected first priority security interest in substantially all of the assets of the Company and its U.S. subsidiaries, as well as the shares of capital stock of its direct and indirect U.S. subsidiaries and certain of the capital stock of its foreign subsidiaries. Pursuant to the terms of the senior credit agreement, the Company maintains a zero balance in its primary domestic cash accounts. Any excess cash in those domestic accounts is swept on a daily basis and applied to repay borrowings under the revolver, and any cash needs are satisfied through borrowings under the revolver.
In October 2008, the Company borrowed an additional $20 million on its revolving credit agreement to insure access to liquidity in the current credit environment. The Company has invested these additional funds in a US Treasury money market fund.
Borrowings under the revolver are limited to 85% of eligible accounts receivable, as defined in the senior credit agreement, as amended, reduced by the amount of outstanding letters of credit and designated reserves. At September 28, 2008, these designated reserves were: a $5.0 million minimum availability reserve, a $1.5 million reserve for outstanding letters of credit, a $2.0 million reserve for the Pure Solutions acquisition and a $1.0 million reserve for the ASET acquisition. At September 28, 2008, the Company had outstanding borrowings of $68.6 million under the revolver at interest rates ranging from 4.24% to 5.75% per annum (weighted average rate of 4.54%) and excess borrowing availability under the revolver of $89.9 million for general corporate purposes. At September 28, 2008, the Company’s debt to adjusted EBITDA ratio resulted in a prime rate margin of 0.75% and a LIBOR margin of 1.75%. Fees paid on outstanding letters of credit are equal to the LIBOR margin then applicable to the revolver, which at September 28, 2008, was 1.75%. At September 28, 2008, outstanding letters of credit totaled $1.5 million. The principal balance of the senior term loan was $1.3 million with an interest rate of 5.75% at September 28, 2008. The senior term loan is scheduled to be repaid in eight equal quarterly principal installments of $1.25 million each, the seventh of which was made on September 26, 2008.
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
The senior credit agreement contains customary covenants, including the maintenance of a fixed charge coverage ratio and a total debt to adjusted EBITDA ratio, as defined in the senior credit agreement, as amended. The senior credit agreement also places restrictions on the Company’s ability to enter into certain transactions without the approval of the lenders, such as the payment of dividends, disposition and acquisition of assets and the assumption of contingent obligations. As of September 28, 2008, the Company was in compliance with all covenant requirements.
5. Income Taxes
The income tax expense of $1.1 million for the three months ended September 28, 2008, contains the following amounts: current expenses totaling $0.1 million for federal alternative minimum tax and miscellaneous state and foreign income tax expenses and a deferred expense in the amount of $1.0 million resulting from the release of a portion of the valuation allowance on Venturi’s acquired net deferred tax assets from the merger.
The income tax expense of $3.8 million for the nine months ended September 28, 2008, contains the following amounts: current expenses totaling $0.3 million for federal alternative minimum tax and miscellaneous state and foreign income tax expenses and a deferred expense in the amount of $3.5 million resulting from the release of a portion of the valuation allowance on Venturi’s acquired net deferred tax assets from the merger.
The Company records an income tax valuation allowance when it is more likely than not that certain deferred tax assets will not be realized. The Company carried a valuation allowance against most of its deferred tax assets as of September 28, 2008. These deferred tax items represent expenses or operating losses recognized for financial reporting purposes, which will result in tax deductions over varying future periods. The judgments, assumptions and estimates that may affect the amount of the valuation allowance include estimates of future taxable income, timing or amount of future reversals of existing deferred tax liabilities and other tax planning strategies that may be available to the Company. If the Company continues to be profitable, the Company will evaluate quarterly its estimates of the recoverability of its deferred tax assets based on its assessment of whether it’s more likely than not that any portion of these fully reserved assets become recoverable through future taxable income. At such time that the Company no longer has a reserve for its deferred tax assets, it will record a deferred tax asset and related tax benefit in the period the valuation allowance is reversed, and it will begin to provide for taxes at the full statutory rate.
As of September 28, 2008, the Company had $45.9 million in net deferred tax assets and had recorded a valuation allowance against $45.0 million of those assets. The decrease in the valuation allowance from December 30, 2007, resulted primarily from pre-tax book income earned during the nine months ended September 28, 2008. Although the Company’s net deferred tax assets are substantially offset with a valuation allowance, a portion of its fully reserved deferred tax assets that become realized through operating profits are recognized as a reduction to goodwill to the extent they relate to benefits acquired in the merger. This results in deferred tax expense in the year the acquired deferred tax assets are utilized. This portion of deferred tax expense represents the consumption of pre-merger deferred tax assets that were acquired with zero basis. In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, the Company calculated a goodwill bifurcation ratio in the year of the merger to determine the amount of deferred tax expense that should be offset to goodwill prospectively.
The Company has not paid United States federal income tax on the undistributed foreign earnings of its foreign subsidiaries as it is the Company’s intent to reinvest such earnings in its foreign subsidiaries. Pretax income attributable to the Company’s profitable foreign operations amounted to $0 and $0.4 million in the three months ended September 28, 2008, and September 30, 2007, respectively, and $0.2 million and $0.6 million in the nine months ended September 28, 2008, and September 30, 2007, respectively.
There was no amount recorded for uncertain income tax positions at September 28, 2008, or December 30, 2007.
The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In the event it has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense. For the three and nine months ended September 28, 2008, and September 30, 2007, the Company has not recorded any interest or penalties.
6. Earnings Per Share
Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.
Dilutive securities at September 28, 2008, include 248,654 warrants to purchase the Company’s common stock. The warrant holders are entitled to participate in dividends declared on common stock as if the warrants were exercised for common stock. As a result, for purposes of calculating basic earnings per common share, income attributable to warrant holders has been excluded from net income.
Additionally, dilutive securities at September 28, 2008, include 530,493 unvested restricted shares. The unvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested. As a result, for purposes of calculating basic earnings per common share, income attributable to unvested restricted stockholders has been excluded from net income.
The computation of basic and diluted earnings per share is as follows, in thousands, except per share amounts:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007

Net income attributable to common stockholders — basic	$5,817	$9,271	$16,698	$23,795
Net income attributable to unvested restricted stockholders	157	231	457	574
Net income attributable to warrant holders	73	115	208	302

Total net income	$6,047	$9,617	$17,363	$24,671

Weighted average common shares outstanding — basic	19,612	19,459	19,594	19,182
Add: dilutive restricted stock, stock options and warrants	843	659	1,017	919

Diluted weighted average common shares outstanding	20,455	20,118	20,611	20,101

Basic earnings per common share	$0.30	$0.48	$0.85	$1.24
Diluted earnings per common share	$0.30	$0.48	$0.84	$1.23
For the three months ended September 28, 2008, and September 30, 2007, 437,059 shares and 1,682 shares, respectively, attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. For the nine months ended September 28, 2008, and September 30, 2007, 588,540 shares and 1,682 shares, respectively, attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.
7. Commitments and Contingencies
The Company has agreed to indemnify members of its board of directors and its corporate officers against any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that the individual is or was a director or officer of the Company. The individuals will be indemnified, to the fullest extent permitted by law, against related expenses, judgments, fines and any amounts paid in settlement. The Company also maintains directors and officers insurance coverage in order to mitigate exposure to these indemnification obligations. The maximum amount of future payments is generally unlimited. There was no amount recorded for these indemnification obligations at September 28, 2008, and December 30, 2007. Due

to the nature of these obligations, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist related to these indemnifications.
The Company leases various office space and equipment under noncancelable operating leases expiring through 2018. Certain leases include free rent periods, rent escalation clauses and renewal options. Rent expense is recorded on a straight-line basis over the term of the lease. Rent expense was $2.2 million and $1.7 million for the three months ended September 28, 2008, and September 30, 2007, respectively, and $6.0 million and $5.2 million for the nine months ended September 28, 2008, and September 30, 2007, respectively. Sublease income was $0.2 million and $0 for the three months ended September 28, 2008, and September 30, 2007, respectively, and $0.5 million and $15,000 for the nine months ended September 28, 2008, and September 30, 2007, respectively.
In connection with the merger and the sale of Venturi’s commercial staffing business, the Company placed $2.5 million of cash and 187,556 shares of its common stock in separate escrows pending the final determination of certain state tax and unclaimed property assessments. The shares were released from escrow on September 30, 2006, in accordance with the merger agreement, while the cash remains in escrow. The cash escrow account will terminate on December 31, 2009 (the “Termination Date”), unless certain events occur to accelerate the Termination Date. On the Termination Date, the Company will receive the full amount remaining in the escrow account. The Company has recorded liabilities for amounts management believes are adequate to resolve all of the matters these escrows were intended to cover; however, management cannot ascertain at this time what the final outcome of these assessments will be in the aggregate and it is possible that management’s estimates could change. The escrowed cash is included in restricted cash on the Consolidated Balance Sheets. A final determination of one of these liabilities was made in 2007 after the Company was able to accumulate the required data to finalize the assessment with one of the jurisdictions. The final determination resulted in a $3.8 million reduction to goodwill and other current liabilities.
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
In 2003, Venturi terminated the 1995 Plan in connection with its financial restructuring. As a result of the merger, all outstanding options under the 1995 Plan were vested and are exercisable. Only 723 stock options remained outstanding under the 1995 Plan as of September 28, 2008, and these options have a weighted average exercise price of $67.52 per share and a weighted average remaining contractual life of 1.4 years. Although the 1995 Plan has been terminated and no future option issuances will be made under it, these remaining outstanding stock options will continue to be exercisable in accordance with their terms.
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
A summary of the activity related to stock options granted under the 2003 Equity Plan and the 2004 Equity Plan is as follows:

				Weighted-Average
	2003	2004		Exercise Price
	Equity Plan	Equity Plan	Total	Per Share

Outstanding at December 31, 2006	540,198	435,584	975,782	$9.48
Granted	—	—	—
Exercised	(95,198)	(90,485)	(185,683)	$9.46
Forfeited	—	(14,833)	(14,833)	$9.56

Outstanding at December 30, 2007	445,000	330,266	775,266	$9.48

Granted	—	—	—
Exercised	—	(8,200)	(8,200)	$8.55
Forfeited	—	(15,002)	(15,002)	$10.94

Outstanding at September 28, 2008	445,000	307,064	752,064	$9.46

Exercisable at September 28, 2008	411,656	236,731	648,387	$9.33

Available for issuance at September 28, 2008	53,035	600,400	653,435

The following table summarizes information related to stock options outstanding and exercisable under the Company’s stock-based compensation plans at September 28, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Contractual	Average		Average
	Options	Years	Exercise Price	Options	Exercise Price
Range of Exercise Prices	Outstanding	Remaining	per Share	Exercisable	per Share

$7.80	219,000	4.54	$7.80	219,000	$7.80
$8.55 to $8.88	226,735	5.96	$8.56	193,391	$8.57
$11.05 to $11.98	306,329	6.20	$11.31	235,996	$11.38
$63.25 to $132.75	723	1.36	$100.64	723	$100.64

$7.80 to $132.75	752,787	5.64	$9.55	649,110	$9.44

For additional vesting information on stock option grants issued or modified prior to 2008, see Footnote 10 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

The fair value of options modified in 2007 was estimated on the date of modification using the Black-Scholes option pricing model based on the assumptions noted in the following table. There were no options granted in 2007 or in the first nine months of 2008.

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
Cash received from option and warrant exercises during the nine months ended September 28, 2008, and September 30, 2007, was $83,000 and $1.6 million, respectively, and was included in financing activities in the accompanying consolidated statements of cash flows. The total intrinsic value of options exercised during the three months ended September 28, 2008, and September 30, 2007, was $4,000 and $60,000, respectively. The total intrinsic value of options exercised during the nine months ended September 28, 2008, and September 30, 2007, was $24,000 and $2.2 million, respectively. The Company has historically used newly issued shares to satisfy share option exercises and expects to continue to do so in future periods.
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
A summary of the activity related to restricted stock granted under the 2004 Equity Plan and the 2004 Incentive Plan is as follows:

		Weighted Average
		Grant Date Fair
	Shares	Value Per Share

Nonvested balance at December 31, 2006	353,550	$15.56
Granted	244,000	$21.70
Vested	(87,748)	$16.63
Forfeited	(19,167)	$13.09

Nonvested balance at December 30, 2007	490,635	$18.34

Granted	259,878	$13.23
Vested	(147,227)	$17.35
Forfeited	(72,793)	$17.33

Nonvested balance at September 28, 2008	530,493	$16.25

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
As of September 28, 2008, there was $5.7 million of total unrecognized compensation costs related to nonvested option and restricted stock awards granted under the plans, which are expected to be recognized over a weighted-average period of 20 months. The total fair value of shares and options that vested during the three and nine months ended September 28, 2008, was $52,000 and $2.9 million, respectively.
9. Related Party Transactions
Elias J. Sabo, a member of the Company’s board of directors, also serves on the board of directors of The Compass Group, the parent company of Venturi Staffing Partners (“VSP”), a former Venturi subsidiary. VSP provides commercial staffing services to the Company and its clients in the normal course of its business. During the three months ended September 28, 2008, the Company and its clients purchased approximately $3.9 million of staffing services from VSP for services provided to the Company’s vendor management clients. At September 28, 2008, the Company had approximately $1.6 million in accounts payable to VSP.
Frederick W. Eubank II and Courtney R. McCarthy, members of the Company’s board of directors, are employees of Wachovia Investors Inc., the Company’s largest shareholder and a subsidiary of Wachovia Corporation (“Wachovia”). Plum Rhino, a wholly-owned subsidiary of the Company, provides commercial staffing services to Wachovia in the normal course of its business. During the three months ended September 28, 2008, Plum Rhino recorded revenue of approximately $0.8 million related to Wachovia’s purchase of staffing services. At September 28, 2008, Plum Rhino had approximately $0.2 million in accounts receivable from Wachovia.
In June 2008, the Company received proceeds from a greater than 10% shareholder equal to the profits realized on sales of the Company’s stock that was purchased and sold within a six month or less time frame. Under Section 16(b) of the Securities and Exchange Act, the profits realized from these transactions by the greater than 10% shareholder must be disgorged to the Company under certain circumstances. The Company received proceeds of approximately $164,209 related to these transactions.
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
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In February 2008, the FASB also issued FSP No. 157-1 that would exclude leasing transactions accounted for under SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”), which applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and defines additional key criteria in determining the fair value of a financial asset when the market for that financial asset is not active. The Company does not expect the SFAS 157 related guidance to have a material impact on the Company’s consolidated financial statements.

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
In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The Company has not yet determined the impact, if any, of adopting FSP EITF 03-6-1 on its future consolidated financial statements.
11. Subsequent Events
The Company has approved and announced a restructuring plan designed to improve operational efficiencies by relocating certain administrative functions primarily from the Washington, DC area and Portland, Oregon into the new Phoenix customer service center facility. The Company expects to record total charges in connection with the restructuring of approximately $3.3 million, including approximately $2.3 million related to lease termination costs for its Gaithersburg, Maryland facility and $1.0 million related to employee termination costs. All of these charges are expected to result in future cash expenditures. The Company expects the restructuring plan to result in a reduction of at least $1.6 million in annualized operating expenses beginning in the second quarter of 2009. All employee termination costs related to the restructuring plan are expected to be accrued before the end of the second quarter of 2009.
On October 1, 2008, the Company’s Compensation Committee (the “Committee”) concluded that the annual EBITDA bonus target for its 2008 executive compensation bonus plan (the “Original EBITDA Target”) was unattainable, and replaced the annual target with a new EBITDA bonus target for the final six months of 2008 (the “New EBITDA Target”) that was lower on an annualized basis than the Original EBITDA Target by approximately 22%. Additionally, the Committee reduced by 50% in each case the threshold and target bonus amounts, expressed as a percentage of base pay, for each of the Company’s named executive officers. Bonuses will not be paid to the named executive officers under the revised bonus plan if the threshold level of EBITDA in the second half is not achieved. Additionally, the vesting for several prior period equity award grants was based on the achievement of the Original EBITDA Target. As a result of these adjustments, the awards subject to the performance vesting were reduced by approximately 25%. If the New EBITDA Target is met, 50% of the original awards will vest. If the New EBITDA Target is exceeded, up to 75% of the original awards will vest.
In October 2008, the Company borrowed an additional $20 million on its revolving credit agreement to insure access to liquidity in the current credit environment. The Company has invested these additional funds in a US Treasury money market fund.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere in this report, as well as other reports we file with the Securities and Exchange Commission. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this report and in the sections entitled “Risk Factors” included in this report and our Annual Report on Form 10-K for the fiscal year ended December 30, 2007.
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
The success of our business depends primarily on the volume of assignments we secure, the bill rates for those assignments, the costs of the consultants that provide the services and the quality and efficiency of our recruiting, sales and marketing and administrative functions. Our brand name, our proven track record, our recruiting and candidate screening processes, our strong account management team and our efficient and consistent administrative processes are also factors that we believe are key to the success of our business. Factors outside of our control, such as the demand for IT and other professional services, general economic conditions and the supply of qualified professionals, will also affect our success.
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
Our fiscal third quarter-ends for 2008 and 2007 were September 28, 2008, and September 30, 2007, respectively.
Overview of Third Quarter 2008 Results
Revenue for the third quarter of 2008 was $183.7 million, down from $187.2 million for the third quarter of 2007 but up sequentially from $184.1 million in the second quarter of this year. Excluding the revenues from COMSYS’ December 2007 and June 2008 acquisitions, revenue declined by 7.1% versus the prior-year period. Net income in the third quarter was $6.0 million, down from $9.6 million in the third quarter of last year, and diluted earnings per share of $0.30 were down from $0.48 per diluted share over the same period. The third quarter of 2008 included the previously announced non-cash compensation charge associated with the Praeos acquisition and a higher effective tax rate than in the prior-year period. These items reduced earnings per share in the third quarter of 2008 by $0.06 when compared to the third quarter of 2007.
Our third quarter results were in line with management’s expectations and we attribute this performance in large part to the focus on productivity and efficiency in our operations that we have had throughout the year. Our plan is to continue that focus in the near term as we consider accelerating a number of existing efficiency initiatives, including consolidating our back-office operations. Our expectations for the balance of the year are conservative in light of the broader trends we see in the economic data. We ended the third quarter of 2008 with 4,729 consultants on assignment, which was down from 4,982 at the end of the third quarter of 2007. The headcount declines we have seen have not been concentrated in any one geography or at any one client.
2008 Outlook
Our priorities for the balance of 2008 will not change from those previously disclosed. Internal growth will stay at the top of our priority list, and we are focused on sales, marketing and recruiting to our core customer base and on adding new customers through our TAPFIN Process Solutions division. Additionally, we will continue to improve our balance sheet, where we feel we can generate additional cost savings through further debt reductions and working capital management. Continuing improvements in efficiency are also a priority, and we are devoting considerable attention to process improvements, especially in sales and recruiting and in our front and back offices. We are also focused on improving the quality of our production personnel as we believe we have an opportunity to gain market share during the current economic slowdown. We will complement these operational priorities by continuing to look for acquisitions that meet our criteria.
We have previously discussed the prospects of an upcoming change in our tax rate. We evaluate quarterly our estimates of the recoverability of our deferred tax assets based on our assessment of whether it’s more likely than not that any portion of these fully reserved assets become recoverable through future taxable income. Due to concern about the macro economic environment, we do not anticipate releasing the valuation allowance we have recorded against our deferred tax assets in 2008 as previously anticipated. When the criteria are met and we no longer have a reserve for our deferred tax assets, we will record a deferred tax asset and related tax benefit in the period the valuation allowance is reversed, and we will begin to provide for taxes at the full statutory rate. We do not expect the Company to make any substantial cash payments for taxes in 2008.

Results of Operations
Three Months Ended September 28, 2008, Compared to Three Months Ended September 30, 2007
The following table sets forth the percentage relationship to revenues of certain items included in our unaudited Consolidated Statements of Operations, in thousands, except percentages and headcount amounts:

	Three Months Ended		Percent of Revenues		Percent Change
	September 28,	September 30,	September 28,	September 30,	2008 vs.
	2008	2007	2008	2007	2007

Revenues from services	$183,663	$187,195	100.0%	100.0%	-1.9%
Cost of services	138,483	139,945	75.4%	74.8%	-1.0%

Gross profit	45,180	47,250	24.6%	25.2%	-4.4%

Operating costs and expenses:
Selling, general and administrative	34,579	33,064	18.8%	17.6%	4.6%
Depreciation and amortization	2,185	1,653	1.2%	0.9%	32.2%

	36,764	34,717	20.0%	18.5%	5.9%

Operating income	8,416	12,533	4.6%	6.7%	-32.8%
Interest expense, net	1,224	1,993	0.7%	1.1%	-38.6%
Other expense (income), net	40	(18)	0.0%	0.0%	-322.2%

Income before income taxes	7,152	10,558	3.9%	5.6%	-32.3%
Income tax expense	1,105	941	0.6%	0.5%	17.4%

Net income	$6,047	$9,617	3.3%	5.1%	-37.1%

Billable headcount at end of period	4,729	4,982
We recorded operating income of $8.4 million and net income of $6.0 million in the third quarter of 2008 compared to operating income of $12.5 million and net income of $9.6 million in the third quarter of 2007. The decrease in net income was due primarily to a decrease in gross profit and increases in selling, general and administrative expenses, depreciation and amortization and income tax expense, partially offset by decreases in cost of services and interest expense.
Revenues. Revenues for the third quarter of 2008 and the third quarter of 2007 were $183.7 million and $187.2 million, respectively, a decrease of 1.9%. The decrease was due primarily to a decrease in average headcount between periods, partially offset by an increase in average bill rates, reimbursable expenses and the acquisitions between periods. Reimbursable expense revenue increased to $4.8 million in the third quarter of 2008 from $2.3 million in the third quarter of 2007. This increase had no impact on gross margin dollars as the related reimbursable expense was recognized in the same period. We continued to see bill rate pressures from our customers, particularly among Fortune 500 clients. Revenues from the pharmaceutical and biotechnology sector increased by 14% in the third quarter of 2008 from the third quarter of 2007. This increase was offset by revenue decreases of 14% and 22% from the telecommunications and financial services sectors, respectively, over the same period.
Cost of Services. Cost of services for the third quarter of 2008 and the third quarter of 2007 were $138.5 million and $139.9 million, respectively, a decrease of 1.0%. The decrease was due primarily to decreases in billable headcount between periods partially offset by the increase in reimbursable expenses. Cost of services as a percentage of revenue increased to 75.4% in the third quarter of 2008 from 74.8% in the third quarter of 2007 due to lower revenues being spread over the fixed costs related to consultant labor such as state unemployment taxes and health care expenses.
Selling, General and Administrative Expenses. Selling, general and administrative expenses in the third quarter of 2008 and the third quarter of 2007 were $34.6 million and $33.1 million, respectively, an increase of 4.6%. The increase was due primarily to the additional selling, general and administrative expenses at the businesses acquired in December 2007 and June 2008, including a non-cash charge of approximately $0.8 million for additional employee compensation relating to the Praeos purchase in December 2007. Included in these amounts are $1.1 million and $1.0 million of stock-based compensation, respectively. As a percentage of revenue, selling, general and administrative expenses increased to 18.8% in the third quarter of 2008 from 17.6% in the third quarter of 2007.

Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation of our fixed assets and amortization of our customer base intangible assets. For the third quarter of 2008 and the third quarter of 2007, depreciation and amortization expense was $2.2 million and $1.7 million, respectively, an increase of 32.2%. The increase in depreciation and amortization expense was primarily due to the amortization of the Plum Rhino, TWC and ASET customer list intangibles and the TWC assembled methodology intangible.
Interest Expense, Net. Interest expense, net, was $1.2 million and $2.0 million in the third quarter of 2008 and the third quarter of 2007, respectively, a decrease of 38.6%. The decrease was due to our overall debt reduction as well as a reduction in our related interest rates.
Provision for Income Taxes. Our 2008 income tax expense is lower than the statutory rates given that income tax expense was in large part offset by a decrease in our valuation allowance. The income tax expense of $1.1 million for the three months ended September 28, 2008, contains the following amounts: current expenses totaling $0.1 million for federal alternative minimum tax, miscellaneous state income tax expenses and foreign income taxes related to our profitable United Kingdom subsidiary and a deferred tax expense in the amount of $1.0 million resulting from the release of a portion of the valuation allowance on Venturi’s acquired net deferred assets from the merger. Although our net deferred tax asset is substantially offset with a valuation allowance, a portion of our fully reserved deferred tax assets that became realized through operating profits is recognized as a reduction to goodwill to the extent it relates to benefits acquired in the merger. This results in deferred tax expense as the assets are utilized. This portion of deferred tax expense represents the consumption of pre-merger deferred tax assets that were acquired with zero basis. In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, we calculated a goodwill bifurcation ratio in the year of the merger to determine the amount of deferred tax expense that should be offset to goodwill prospectively.
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
Nine Months Ended September 28, 2008, Compared to Nine Months Ended September 30, 2007
The following table sets forth the percentage relationship to revenues of certain items included in our unaudited Consolidated Statements of Operations, in thousands, except percentages and headcount amounts:

	Nine Months Ended		Percent of Revenues		Percent Change
	September 28,	September 30,	September 28,	September 30,	2008 vs.
	2008	2007	2008	2007	2007

Revenues from services	$551,110	$560,005	100.0%	100.0%	-1.6%
Cost of services	416,442	420,920	75.6%	75.2%	-1.1%

Gross profit	134,668	139,085	24.4%	24.8%	-3.2%

Operating costs and expenses:
Selling, general and administrative	103,634	101,625	18.8%	18.1%	2.0%
Depreciation and amortization	5,903	4,700	1.1%	0.9%	25.6%

	109,537	106,325	19.9%	19.0%	3.0%

Operating income	25,131	32,760	4.5%	5.8%	-23.3%
Interest expense, net	4,106	6,709	0.7%	1.2%	-38.8%
Other income, net	(185)	(469)	0.0%	-0.1%	-60.6%

Income before income taxes	21,210	26,520	3.8%	4.7%	-20.0%
Income tax expense	3,847	1,849	0.6%	0.3%	108.1%

Net income	$17,363	$24,671	3.2%	4.4%	-29.6%

We recorded operating income of $25.1 million and net income of $17.4 million in the nine months ended September 28, 2008, compared to operating income of $32.8 million and net income of $24.7 million in the nine months ended September 30, 2007. The decrease in net income was due primarily to a decrease in gross profit and an increase in selling, general and administrative expenses, depreciation and amortization and income tax expense, partially offset by decreases in cost of services and interest expense.
Revenues. Revenues for the nine months ended September 28, 2008, and September 30, 2007, were $551.1 million and $560.0 million, respectively, a decrease of 1.6%. The decrease was due primarily to a decrease in average headcount between periods, partially offset by an increase in average bill rates and the acquisitions between periods. Reimbursable expense revenue increased to $12.6 million in the nine months ended September 28, 2008, from $7.8 million in the nine months ended September 30, 2007. This increase had no impact on gross margin dollars as the related reimbursable expense was recognized in the same period. We continued to see bill rate pressures from our customers, particularly among Fortune 500 clients. Revenues from the pharmaceutical and biotechnology sector increased by 21% in the nine months ended September 28, 2008, from the nine months ended September 30, 2007. This increase was offset by revenue decreases of 20% and 22% from the telecommunications and financial services sector, respectively, over the same period.
Cost of Services. Cost of services for the nine months ended September 28, 2008, and September 30, 2007, were $416.4 million and $420.9 million, respectively, a decrease of 1.1%. The decrease was due primarily to decreases in billable headcount between periods partially offset by the increase in reimbursable expenses. Cost of services as a percentage of revenue increased slightly to 75.6% in the nine months ended September 28, 2008, from 75.2% in the nine months ended September 30, 2007 due to lower revenues being spread over the fixed costs related to consultant labor such as state unemployment taxes and health care expenses. Although we have seen an increase in our average pay rates in 2008 over 2007, our bill rates have increased slightly more than the increase in our pay rates.
Selling, General and Administrative Expenses. Selling, general and administrative expenses in the nine months ended September 28, 2008, and September 30, 2007, were $103.6 million and $101.6 million, respectively, an increase of 2.0%. The increase was due primarily to additional selling, general and administrative expenses at the businesses acquired in December 2007 and June 2008 including a non-cash charge of approximately $2.5 million for additional employee compensation relating to the Praeos purchase in December 2007. Included in these amounts are $3.4 million and $3.8 million of stock-based compensation, respectively. As a percentage of revenue, selling, general and administrative expenses increased to 18.8% in the nine months ended September 28, 2008, from 18.1% in the nine months ended September 30, 2007.
Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation of our fixed assets and amortization of our customer base intangible assets. For the nine months ended September 28, 2008, and September 30, 2007, depreciation and amortization expense was $5.9 million and $4.7 million, respectively, an increase of 25.6%. The increase in depreciation and amortization expense was primarily due to the amortization of the Plum Rhino, TWC and ASET customer list intangibles and the TWC assembled methodology intangible.
Interest Expense, Net. Interest expense, net, was $4.1 million and $6.7 million in the nine months ended September 28, 2008, and September 30, 2007, respectively, a decrease of 38.8%. The decrease was due to our overall debt reduction as well as a reduction in our related interest rates.
Provision for Income Taxes. Our 2008 income tax expense is lower than the statutory rates given that income tax expense was in large part offset by a decrease in our valuation allowance. The income tax expense of $3.8 million for the nine months ended September 28, 2008, contains the following amounts: current expenses totaling $0.3 million for federal alternative minimum tax, miscellaneous state income tax expenses and foreign income taxes related to our profitable United Kingdom subsidiary and a deferred tax expense in the amount of $3.5 million resulting from the release of a portion of the valuation allowance on Venturi’s acquired net deferred assets from the merger. Although our net deferred tax asset is substantially offset with a valuation allowance, a portion of our fully reserved deferred tax assets that became realized through operating profits is recognized as a reduction to goodwill to the extent it relates to benefits acquired in the merger. This results in deferred tax expense as the assets are utilized. This portion of deferred tax expense represents the consumption of pre-merger deferred tax assets that were acquired with zero basis. In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, we calculated a goodwill bifurcation ratio in the year of the merger to determine the amount of deferred tax expense that should be offset to goodwill prospectively.
As of September 28, 2008, we had federal and state net operating loss carryforwards of approximately $104 million and $99 million, respectively, an alternative minimum tax credit carryforward of $0.4 million, and had recorded a reserve against the assets for net operating loss carryforwards due to the uncertainty related to the realization of these amounts.

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
Liquidity and Capital Resources
Overview
We have historically financed our operations through cash flow from operations, the issuance of common stock and borrowings under our credit facilities. Due to the requirements of our revolving credit facility, as discussed in more detail below under the “Cash Flows” section, we do not maintain a significant cash balance in our primary domestic cash accounts. In October 2008, we borrowed an additional $20 million on our revolving credit agreement to insure access to liquidity in the current credit environment. We have invested these additional funds in a US Treasury money market fund. Excess borrowing availability under our revolving credit facility at September 28, 2008, was $89.9 million. Our liquidity position has improved since the end of the third quarter as we have continued to reduce our average daily net debt balances. Our borrowing availability is impacted by the timing of cash receipts, including vendor management payments. We believe our cash flow provided by operating activities coupled with availability under our revolving credit facility and our US Treasury investments will be sufficient to fund our working capital, debt service and purchases of fixed assets through fiscal 2008. In connection with the purchase of Praeos in December 2007, we placed $3.4 million in an escrow account restricted in use for a payment due to employees or former shareholders on the one-year anniversary of the closing date of the acquisition as more fully described in Note 2 to our consolidated financial statements included elsewhere in this report. The disbursement of these funds in December 2008 will not affect our cash flow from operations in the fourth quarter as this amount was part of cash flows used in investing activities in the fourth quarter of 2007. In the event that we make future acquisitions, we may need to seek additional capital from our lenders or the capital markets; there can be no assurance that additional capital will be available when we need it, or, if available, that it will be available on favorable terms.
The performance of our business is dependent on many factors and subject to risks and uncertainties. See “Risks Related to Our Business” and “Risk Related to Our Indebtedness” under “Risk Factors” included in our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).
Working Capital
Accounts receivable is a significant component of our working capital. We monitor our accounts receivable through a variety of metrics, including days sales outstanding (“DSO”). We calculate our consolidated DSO by determining average daily revenue based on an annualized three-month analysis and dividing it into the gross accounts receivable balance as of the end of the period. Accounts receivable, net, were $238.0 million and $189.3 million as of September 28, 2008, and December 30, 2007, respectively. As of September 28, 2008, our consolidated DSO was 49 days as compared to 43 days as of December 30, 2007. The increase in consolidated DSO is primarily due to an increase in accounts receivable, the timing of vendor management receipts and the seasonality we experienced in our fourth quarter of 2007. As a result of the timing of vendor management receipts and the seasonality in our operations, our consolidated DSO may materially fluctuate. The non-seasonal trends in consolidated DSO for 2008 can be attributed to the timing of certain receipts and disbursements in a large vendor management engagement.
Additionally, we calculate a DSO for vendor management services (“VMS DSO”) by determining average daily vendor management service gross revenue based on an annualized three-month analysis and dividing it into the gross vendor management accounts receivable balance as of the end of the period. Vendor management accounts receivable were $120.4 million and $80.7 million as of September 28, 2008, and December 30, 2007, respectively. As of September 28, 2008, our VMS DSO was 42 days as compared to 34 days as of December 30, 2007. The increase in VMS DSO is primarily due to an increase in accounts receivable, the timing of vendor management receipts and the seasonality we experienced in our fourth quarter of 2007. As a result of the timing of vendor management receipts and the seasonality in our operations, our VMS DSO may materially fluctuate. The non-seasonal trends in VMS DSO for 2008 can be attributed to the timing of certain receipts and disbursements in a large vendor management engagement.

Our total accounts payable were $177.3 million and $145.6 million as of September 28, 2008, and December 30, 2007, respectively. Our vendor management services accounts payable were $127.1 million and $79.2 million as of September 28, 2008, and December 30, 2007, respectively.
Credit Agreements and Related Covenants
Our senior term loan and borrowings under the revolver bear interest at the prime rate plus a margin that can range from 0.75% to 1.00%, or, at our option, LIBOR plus a margin that can range from 1.75% to 2.00%, each depending on our total debt to adjusted EBITDA ratio, as defined in our senior credit agreement, as amended. We pay a quarterly commitment fee of 0.5% per annum on the unused portion of the revolver. We and certain of our subsidiaries guarantee the loans and other obligations under the senior credit agreement. The obligations under the senior credit agreement are secured by a perfected first priority security interest in substantially all of our assets and those of our U.S. subsidiaries, as well as the shares of capital stock of our direct and indirect U.S. subsidiaries and certain of the capital stock of our foreign subsidiaries. Pursuant to the terms of the senior credit agreement, we maintain a zero balance in our primary domestic cash accounts. Any excess cash in those domestic accounts is swept on a daily basis and applied to repay borrowings under the revolver, and any cash needs are satisfied through borrowings under the revolver.
Borrowings under the revolver are limited to 85% of eligible accounts receivable, as defined in the senior credit agreement and related amendments, reduced by the amount of outstanding letters of credit and designated reserves. At September 28, 2008, these designated reserves were: a $5.0 million minimum availability reserve, a $1.5 million reserve for outstanding letters of credit, a $2.0 million reserve for the Pure Solutions acquisition and a $1.0 million reserve for the ASET acquisition. At September 28, 2008, we had outstanding borrowings of $68.6 million under the revolver at interest rates ranging from 4.24% to 5.75% per annum (weighted average rate of 4.54%) and excess borrowing availability under the revolver of $89.9 million for general corporate purposes. Our average daily debt balance during the third quarter was $76.0 million. At September 28, 2008, our debt to adjusted EBITDA ratio resulted in a prime rate margin of 0.75% and a LIBOR margin of 1.75%. Fees paid on outstanding letters of credit are equal to the LIBOR margin then applicable to the revolver, which at September 28, 2008, was 1.75%. At September 28, 2008, outstanding letters of credit totaled $1.5 million. The principal balance of the senior term loan was $1.3 million with an interest rate of 5.75% at September 28, 2008. The senior term loan is scheduled to be repaid in eight equal quarterly principal installments of $1.25 million each, the seventh of which was made on September 26, 2008.
Debt Compliance
Our ability to continue operating is largely dependent upon our ability to maintain compliance with the financial covenants of our senior credit agreement, as amended. The credit agreement contains customary covenants, including the maintenance of a fixed charge coverage ratio and a total debt to adjusted EBITDA ratio. The senior credit agreement also places restrictions on our ability to enter into certain transactions without the approval of the lenders, such as the payment of dividends, disposition and acquisition of assets and the assumption of contingent obligations. The senior credit agreement provides for mandatory prepayments under certain circumstances. We have not paid cash dividends in the past and currently have no intention of paying them in the future. As of September 28, 2008, we were in compliance with all covenant requirements and we believe we will be able to comply with these covenants throughout 2008.
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

Cash Flows
The following table summarizes our cash flow activity for the periods indicated, in thousands:

	Nine Months Ended
	September 28,	September 30,
	2008	2007

Net cash provided by operating activities	$15,137	$27,564
Net cash used in investing activities	(13,028)	(3,460)
Net cash used in financing activities	(1,964)	(24,306)
Effect of exchange rates on cash	(149)	130

Net decrease in cash	$(4)	$(72)

Cash provided by operating activities in the nine months ended September 28, 2008, was $15.1 million compared to $27.6 million in the nine months ended September 30, 2007. In addition to cash provided by earnings, cash flows from operating activities are affected by the timing of cash receipts and disbursements and the working capital requirements of the business. The non-seasonal trends in cash provided by operating activities for 2008 can be attributed to the timing of certain receipts and disbursements in a large vendor management engagement.
Cash used in investing activities in the nine months ended September 28, 2008, was $13.0 million compared to $3.5 million in the nine months ended September 30, 2007. Our cash flows associated with investing activities in 2008 and 2007 included capital expenditures of $5.1 million and $1.0 million, respectively, and cash paid for acquisitions of $7.9 million and $2.4 million, respectively. We expect to pay an additional $3.0 million in cash earnout payments during the next 12 months, which have been fully accrued in the Consolidated Balance Sheet as of September 28, 2008.
Capital expenditures for the nine months ended September 28, 2008, related primarily to the purchase of computer hardware, the upgrade of our enterprise software system and leasehold improvements. Capital expenditures in 2008 are currently expected to be approximately $5.5 million to $6.5 million. This spending level is higher than 2007 due primarily to our Phoenix customer service center relocation and the upgrade of our enterprise software system.
Cash used in financing activities was $2.0 million in the nine months ended September 28, 2008, compared to $24.3 million in the nine months ended September 30, 2007. Cash flows associated with financing activities primarily represent borrowings and payments on our revolving credit facility.
Pursuant to the terms of the senior credit agreement, we maintain a zero balance in our primary domestic cash accounts. Any excess cash in our accounts is swept on a daily basis and applied to repay borrowings under the revolving credit facility, and any cash needs are satisfied through borrowings under the revolving credit facility. Cash recorded on our Consolidated Balance Sheets at September 28, 2008, and December 30, 2007, in the amount of $1.6 million in each period primarily represents cash balances at our Toronto and United Kingdom subsidiaries. In October 2008, we borrowed an additional $20 million on our revolving credit agreement to insure access to liquidity in the current credit environment. We have invested these additional funds in a US Treasury money market fund.
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
Off-Balance Sheet Arrangements
As of September 28, 2008, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Related Party Transactions
Elias J. Sabo, a member of our board of directors, also serves on the board of directors of The Compass Group, the parent company of Venturi Staffing Partners (“VSP”), a former Venturi subsidiary. VSP provides commercial staffing services to us and to our clients in the normal course of its business. During the three months ended September 28, 2008, we and our clients purchased approximately

$3.9 million of staffing services from VSP for services provided to our vendor management clients. At September 28, 2008, we had approximately $1.6 million in accounts payable to VSP.
Frederick W. Eubank II and Courtney R. McCarthy, members of our board of directors, are employees of Wachovia Investors Inc., our largest shareholder and a subsidiary of Wachovia Corporation (“Wachovia”). Plum Rhino, a wholly-owned subsidiary of us, provides commercial staffing services to Wachovia in the normal course of its business. During the three months ended September 28, 2008, Plum Rhino recorded revenue of approximately $0.8 million related to Wachovia’s purchase of staffing services. At September 28, 2008, Plum Rhino had approximately $0.2 million in accounts receivable from Wachovia.
In June 2008, we received proceeds from a greater than 10% shareholder equal to the profits realized on sales of our stock that was purchased and sold within a six month or less time frame. Under Section 16(b) of the Securities and Exchange Act, the profits realized from these transactions by the greater than 10% shareholder must be disgorged to us under certain circumstances. We received proceeds of approximately $164,209 related to these transactions.
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
Recent Accounting Pronouncements
Details about recent accounting pronouncements are available in Note 10 to our unaudited consolidated financial statements included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks, primarily related to interest rate, foreign currency and equity price fluctuations. Our use of derivative instruments has historically been insignificant and it is expected that our use of derivative instruments will continue to be minimal.
Interest Rate Risks
Outstanding debt under our credit facilities at September 28, 2008, was approximately $69.9 million. Interest on borrowings under the facilities is based on the prime rate or LIBOR plus a variable margin. Based on the outstanding balance at September 28, 2008, a change of 1% in the interest rate would cause a change in interest expense of approximately $0.7 million on an annual basis.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has established and maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Accounting Officer (our principal executive officer and principal financial officer, respectively), as appropriate to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures. As of September 28, 2008, our management, including our Chief Executive Officer and our Chief Accounting Officer, conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective as of September 28, 2008.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting during quarter ended September 28, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information relating to our purchase of shares of our common stock in the third quarter of 2008. These purchases reflect shares withheld upon vesting of restricted stock, to satisfy statutory minimum tax withholding obligations.

	Total Number of	Average Price
Period	Shares Purchased	Paid per Share

June 30, 2008 — July 27, 2008	574	$10.70
July 28, 2008 — August 24, 2008	—	$—
August 25, 2008 — September 28, 2008	812	$10.26

	1,386	$11.61

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

COMSYS IT PARTNERS, INC.
Date: November 6, 2008	By:	/s/ Larry L. Enterline
	Name:	Larry L. Enterline
	Title:	Chief Executive Officer

Date: November 6, 2008	By:	/s/ Amy Bobbitt
	Name:	Amy Bobbitt
	Title:	Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			Exhibit
Number	Exhibit Description	Form	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of COMSYS IT Partners, Inc.	8-K	3.1	October 4, 2004

3.2	Amended and Restated Bylaws of COMSYS IT Partners, Inc.	8-K	3.2	October 4, 2004

3.3	First Amendment to the Amended and Restated Bylaws of COMSYS IT Partners, Inc.	8-K	3.1	May 4, 2005

4.1	Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old COMSYS Holdings stockholders party thereto	8-A/A	4.2	November 2, 2004

4.2	Amendment No. 1 to Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old COMSYS Holdings stockholders party thereto	10-Q	4.2	May 6, 2005

4.3	Amended and Restated Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old Venturi stockholders party thereto	8-A/A	4.3	November 2, 2004

4.4	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old Venturi stockholders party thereto	10-Q	4.4	May 6, 2005

4.7#	Common Stock Purchase Warrant dated as of April 14, 2003, issued by the Company in favor of BNP Paribas	8-K	99.16	April 25, 2003

4.8	Specimen Certificate for Shares of Common Stock	10-K	4.6	April 1, 2005

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002