Form 10-K
period 2008-12-28
COMSYS IT PARTNERS INC
filed 2009-03-11
CIK 948850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2008.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
     The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 29, 2008, (the last business day of the registrant’s most recently completed second fiscal quarter) was $141,530,102. For the purpose of calculating this amount only, all stockholders with more than 10% of the total voting power, all directors and all executive officers have been treated as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant does not have any non-voting common stock. The number of shares of the registrant’s common stock outstanding as of February 28, 2009, was 20,811,626.
DOCUMENTS INCORPORATED BY REFERENCE
     Parts of the definitive proxy statement for the registrant’s 2009 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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
These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, including:
•	economic declines that affect our business, including our profitability, liquidity or the ability to comply with applicable loan covenants;

•	the financial stability of our lenders and their ability to honor their commitments related to our credit agreements;

•	adverse changes in credit and capital markets conditions that may affect our ability to obtain financing or refinancing on favorable terms or that may warrant changes to existing credit terms;

•	the financial stability of our customers and other business partners and their ability to pay their outstanding obligations or provide committed services;

•	changes in levels of unemployment and other economic conditions in the United States, or in particular regions or industries;

•	the impact of competitive pressures on our ability to maintain or improve our operating margins, including pricing pressures as well as any change in the demand for our services;

•	the risk in an uncertain economic environment of increased incidences of employment disputes, employment litigation and workers’ compensation claims;

•	our success in attracting, training, retaining and motivating billable consultants and key officers and employees;

•	our ability to shift a larger percentage of our business mix into IT solutions, project management and business process outsourcing and, if successful, our ability to manage those types of business profitably;

•	weakness or reductions in corporate information technology spending levels;

•	our ability to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions;

•	the entry of new competitors into the U.S. staffing services market due to the limited barriers to entry or the expansion of existing competitors in that market;

•	increases in employment-related costs such as healthcare and unemployment taxes;

•	the possibility of our incurring liability for the activities of our billable consultants or for events impacting our billable consultants on our clients’ premises;

•	the risk that we may be subject to claims for indemnification under our customer contracts;

•	the risk that cost cutting or restructuring activities could cause an adverse impact on certain of our operations;

•	adverse changes to management’s periodic estimates of future cash flows that may affect our assessment of our ability to fully recover our goodwill; and

•	whether governments will amend existing regulations or impose additional regulations or licensing requirements in such a manner as to increase our costs of doing business.
Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or that the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to various factors, including the factors listed in this section and the “Risk Factors” section contained in this Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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
Company Overview
We were incorporated in Delaware in 1995 and are headquartered in Houston, Texas. We completed the merger of Venturi and Old COMSYS on September 30, 2004, and created one of the leading IT staffing and consulting companies in the United States. In connection with the merger, we changed the name of our corporation from “Venturi Partners, Inc.” to “COMSYS IT Partners, Inc.” Concurrent with the merger, we also completed the sale of Venturi’s commercial staffing services division, Venturi Staffing Partners, Inc., to CBS Personnel Services, Inc. (formerly known as Compass CS Inc.).
We are a leading information technology (“IT”) services company and provide a full range of specialized IT staffing and project implementation services, including website development and integration, application programming and development, client/server development, systems software architecture and design, systems engineering and systems integration. We also provide services that complement our core IT staffing services, such as vendor management, process solutions and permanent placement of IT professionals. Our TAPFIN Process Solutions division offers total human capital fulfillment and management solutions within three core service areas: vendor management services, services procurement management and recruitment process outsourcing. These additional services provide us opportunities to build relationships with new clients and enhance our service offerings to our existing clients. We operate through the following wholly-owned subsidiaries:
•	COMSYS Services, LLC (“COMSYS Services”), an IT staffing services provider,

•	COMSYS Information Technology Services, Inc. (“CITS”), an IT staffing services provider,

•	Pure Solutions, Inc. (“Pure Solutions”), an IT services company,

•	Econometrix, LLC (“Econometrix”), a vendor management systems software provider,

•	Plum Rhino Consulting LLC (“Plum Rhino”), a specialty staffing services provider to the financial services industry,

•	Praeos Technologies, Inc. (“Praeos”), a business intelligence and business analytics consulting services provider,

•	T. Williams Consulting, LLC (“TWC”), a recruitment process outsourcing and human resources consulting provider, and

•	ASET International Services, Inc. (“ASET”), a globalization, localization and interactive language services provider.
Our comprehensive service offerings allow our clients to focus their resources on their core businesses rather than on recruiting, training and managing IT professionals. In using our staffing services, our clients benefit from:
•	our extensive recruiting channels, providing our clients ready access to highly-skilled and specialized IT professionals, often within 48 hours of submitting a request;

•	access to a flexible workforce, allowing our clients to manage their labor costs more effectively without compromising their IT goals; and

•	our knowledge of the market for IT resources, providing our clients with qualified candidates at competitive prices.
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
We had 4,516 consultants on assignment at December 28, 2008. We recruit our consultants through our internal proprietary database that contains information about more than 800,000 candidates, and also through the Internet, local and national advertising and trade shows, as well as through sub-contractors. We have a specialized selection, review and reference process for our IT consultant candidates. This process is an integral part of maintaining the delivery of high quality service to our clients.

We serve a broad and diversified customer base with over 1,000 corporate and government clients, including some of the largest users of IT services in the United States. These clients operate across a wide range of industry sectors, including financial services, telecommunications, manufacturing, information technology, government, pharmaceutical, biotechnology and transportation. Our customer base includes approximately 30% of the Fortune 500 companies and approximately 72% of the Fortune 50 companies. We have long-standing relationships with many of our clients, including relationships of more than a decade with many of our large customers. In 2008, none of our customers represented more than 7% of our revenues and our 15 largest customers represented approximately 38% of our revenues.
Our operations have a coast-to-coast presence in the United States, with 52 offices in 27 states as well as offices in Puerto Rico, Canada and the United Kingdom. This coverage allows us to meet the needs of our clients on a national basis and provides us with a competitive advantage over certain regional and local IT staffing providers.
Our Services
Staffing Services
IT Staffing Services. We provide a wide range of IT staffing services to companies in diversified markets, including financial services, telecommunications, manufacturing, information technology, federal, state and local government, pharmaceutical, biotechnology and transportation. We deliver qualified consultants and project managers for contract assignments and full-time employment across a number of technology disciplines. In light of the time- and location-sensitive nature of our core IT staffing services, offshore application development and maintenance centers have not to date proven critical to our operations or our competitive position.
Specialty Staffing Services. Through Plum Rhino, we provide professional project-based consultants, staff augmentation resources and recruiting support to the functional lines of business within the financial services industry. We deliver professional resources with subject-matter expertise for projects of any size, type or length.
Our staffing services are generally provided on a time-and-materials basis, meaning that we bill our clients for the number of hours worked in providing services to the client. Hourly bill rates are typically determined based on the level of skill and experience of the consultants assigned and the supply and demand in the current market for those qualifications. Alternatively, the bill rates for some assignments are based on a mark-up over compensation and other direct and indirect costs. Assignments generally range from 30 days to over a year, with an average duration of nine months. Certain of our contracts are awarded on the basis of competitive proposals, which can be periodically re-bid by the client.
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
Managed Solutions
We complement our core competency in IT staffing and consulting services by offering our clients specialized project services that include project managers, project teams and turn-key deliverable-based solutions in the application development, integration and re-engineering, maintenance and testing practice areas. We have a number of specialty practice areas, including business intelligence, statistical analysis solutions (“SAS”), enterprise resource applications (“ERP”), infrastructure data solutions and application services. We provide these solutions through a defined IT implementation methodology. We deliver these solutions through teams deployed at a client’s site, offsite at development centers located in Kalamazoo, Michigan; Richmond, Virginia; Somerset, New Jersey and San Francisco, California. Most of our project solutions work is also on a time-and-materials basis, but we do provide services from time to time on a fixed-price basis.
Business Process Outsourcing
Vendor Management Services. Vendor management services (“VMS”) allow our clients to automate and manage their procurement of and expenditures for temporary IT, clerical, finance and accounting personnel services. The largest users of contingent workers may rely on dozens of suppliers to meet their labor needs. VMS provides a mechanism for clients to reduce their expenditures for temporary personnel services by automating and consolidating management of the contracting processes, standardizing pay rates for similar positions and reducing the number of suppliers providing these services. VMS gives our clients the ability to leverage their purchasing power for these temporary personnel services by standardizing their requisition, contract and procurement processes. Clients also benefit from working with only one supplier, receiving a consolidated invoice and having a single point of contact while retaining access to a full range of resources offered by a diverse portfolio of suppliers.
We use third-party software products and a proprietary software program to provide our VMS. Our VMS implementation processes have been ISO 9001:2000 certified since December 2003, which means that our processes comply with a comprehensive set of international quality standards. We believe that we are one of the few companies in our industry providing vendor management services to have this ISO certification.
Services Procurement Management. Similar to VMS, services procurement management (“SPM”) allows our clients to automate and manage their procurement of and expenditures around various project and deliverable based services, including IT, clerical, finance, accounting and other professional categories. Generally, this spend includes services provided by vendors under a statement of work or service level agreement contract. SPM provides a mechanism for clients to manage their expenditures for these services by automating and consolidating management of the procurement and contracting processes, tracking deliverables and service level agreements and reducing the number of suppliers providing these services. SPM gives our clients the ability to leverage their purchasing power for these services by standardizing their requisition, contract and procurement processes. Clients also benefit from working with only one supplier, receiving a consolidated invoice and having a single point of contact while retaining access to a full range of resources offered by a diverse portfolio of suppliers.
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
We operate our VMS, SPM and RPO businesses under the brand name TAPFINSM. TAPFINSM provides a structured approach consisting of process management and a web-based software tool to help organizations more effectively fulfill and manage their workforce, whether that workforce is full-time employees, temporary contractors, or resources working under a statement of work or service level agreement.
Global Enterprise Content Management. We provide a full life-cycle of content management and translation services. Our content management services provide a technology-based approach to centralizing and standardizing the management of an organization’s data, particularly data that is presented externally. We also provide translation services across more than 100 different languages, including localizing such translation to specific regions or dialects. Our global content management and translation services can be engaged under a discrete statement of work, or can include the entire outsourcing of the business processes around this discipline.
Permanent Placement
We also assist our clients in locating IT professionals for full-time positions within their organizations. We assist in recruitment efforts and screening potential hires. If a customer hires our candidate, we are generally compensated based on a percentage of the candidate’s first-year cash compensation. Billing is contingent on the candidate beginning their employment.
Industry Overview
We believe the demand for IT staffing in the United States is highly correlated to economic conditions. We believe overall employment trends and demand will increase with an improving economy. Conversely, demand may contract during a constricting economy. After contraction in the IT staffing industry from late 2000 to 2002 caused by corporate overspending on IT initiatives during the late 1990s and subsequent poor economic conditions, the industry has expanded since the later half of 2003, growing by approximately 10% in 2005, 9% in 2006 and 8% in 2007 according to a July 2008 report by Staffing Industry Analysts, Inc. (“SIA”), an independent, industry-recognized research group. Like us, most of our public-company competitors experienced declining revenue in 2008. We believe that the decline in industry revenue accelerated in the fourth quarter of 2008 and has continued into the first quarter of 2009. Industry analysts are projecting the industry will continue to contract throughout all of 2009. Vendor management services are expected to grow at a much faster pace. According to a June 2007 SIA report, more than 50% of large companies are expected to have VMS programs by 2009, up from 34% in 2007.

SIA estimates North America IT staffing revenue in 2008 to be approximately $21.5 billion. The IT staffing industry is fragmented and highly competitive. Based on SIA data for 2007, only one provider accounted for more than 10% of total IT staffing industry revenues. The top five IT staffing providers accounted for approximately 26% of total industry revenues. We believe the larger competitors in our industry are better positioned to increase their respective market share due, in part, to the fact that many large companies increasingly source their IT staffing and service needs from a list of preferred service providers that meet specific criteria. The criteria typically include the service provider’s (i) geographic coverage relative to the client’s locations, (ii) size and market share, which is often measured by total revenues, (iii) proven ability to quickly fill client requests with qualified candidates, and (iv) pricing structure, including discounts and rebates. As a result, we believe that further consolidation of our industry will continue.
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
Our Competitive Strengths
We believe our competitive strengths differentiate us from our competitors and have allowed us to successfully create a sustainable and scalable national IT staffing services business. Our competitive strengths include:
Proven Track Record with a National Footprint. We believe our experienced, tenured workforce, high-quality consultant base and broad geographic presence give us a competitive advantage as corporate and governmental clients continue to consolidate their use of IT staffing providers. We offer a wide range of IT staffing expertise, including website development and integration, application programming and development, client/server development, systems software architecture and design, systems engineering and systems integration. Our coast-to-coast presence of 52 offices in 27 states allows us to meet the needs of our clients on a national basis, as well as build local relationships. For our large customers that have multiple IT centers in the United States, our geographic coverage allows us to provide consistent high-quality service through a single point of contact.
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
Diversified Revenue Base With Long-Term Customer Relationships. We have over 1,000 corporate and government clients, including approximately 30% of the Fortune 500 companies and approximately 72% of the Fortune 50 companies. During 2008, no single client represented more than 7% of our revenues and our 15 largest clients represented approximately 38% of our revenues. Our clients operate across a broad spectrum of markets, with our four largest end-markets consisting of financial services, telecommunications, information technology and pharmaceutical and biotechnology. We have long-standing relationships with many of our clients, including relationships of more than a decade with many of our large customers.
Extensive Recruiting Channels and Effective Hiring Process. We believe our recruiting tools and processes and our depth of knowledge of the markets in which we operate provide us with a competitive advantage in meeting the demanding time-to-market requirements for placement of IT consultants. The placement of highly skilled personnel requires operational and technical knowledge to effectively recruit and screen personnel, match them to client needs, and develop and manage the resulting relationships. To find and place the best candidate with the applicable skill-set, we maintain a proprietary database that contains information about more than 800,000 candidates. We also recruit through the internet, local and national advertising and trade shows and we maintain a national recruiting center. All of these resources assist us in locating qualified candidates quickly, often within 48 hours of a client request.
Complementary Service Offerings. We believe our complementary service offerings help us to build and facilitate expansion of our relationships with new and existing clients. In addition to our core business of IT staffing, we offer our customers vendor management services, project solutions and permanent placement of IT professionals through our business process outsourcing group. We began offering vendor management services in 2000 and now provide these services to 44 clients.

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
Our Business Strategy
Our goal is to become the leading provider of IT staffing and consulting services in the United States and to expand our complementary service offerings. We believe the following are key elements of our business strategy:
Expand Our Services to Our Existing Client Base. We are focused on expanding our market share in IT staffing services through greater penetration of our existing client base and cross-selling of our various service lines. We believe our experienced, tenured workforce and our proven track record with our clients will allow us to become an increasingly significant preferred IT staffing provider to our clients. In order to facilitate our cross-selling opportunities, we have implemented a “storefront model” across our existing branch network wherein each branch offers all of our service lines. We believe that the storefront model will accelerate our ability to provide additional services, such as vendor management and project solutions, to our existing clients.
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
Attract and Retain Highly-Skilled Consultants. We believe one of the keys to our success is our ability to attract and retain highly-skilled consultants. To achieve this, we seek projects that provide our consultants the opportunity to work on complex applications or to learn new technologies. Our client profile, including approximately 30% of the Fortune 500 companies, is also attractive to professionals with more advanced skill-sets. We monitor the IT consultant market continuously and offer competitive compensation and benefits. In addition, we continue to expand our online training offerings to our consultants and also provide consultant resource managers, who assist our consultants in their career development and help maintain a positive work environment.
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
Local accounts are targeted through account managers at the branch office level, permitting us to capitalize on the established local expertise and relationships of our branch office employees. These accounts are solicited through personal sales presentations, telephone and e-mail marketing, direct-mail solicitation, referrals and advertising in a variety of local and national media. Although local offices retain flexibility with regard to local customer and employee issues, these offices adhere to company-wide policies and procedures and a set of best practices designed to ensure quality standards throughout the organization. Local employees are encouraged to be active in civic organizations and industry trade groups to facilitate the development of new customer relationships and develop local contacts with technology user groups for referral of specific technology skills.
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
Our company-wide compensation program for account managers and recruiters is intended to provide incentives for higher-margin business. One component of compensation for account managers and recruiters is commissions, which increase significantly for placements with higher gross profit contribution.
Employees and Consultants
Of our 4,516 consultants on assignment at December 28, 2008, approximately 65% were employee consultants and approximately 35% were subcontractors and independent contractors. In addition, as of December 28, 2008, we had 831 permanent staff employees consisting primarily of management, administrative staff, account managers and recruiters. None of our employees are covered by collective bargaining agreements, and management believes that our relationships with our employees are good.
We recruit our consultants through both centralized and decentralized recruiting programs. Our recruiters use our internal proprietary database, the Internet, local and national advertisements and trade shows. Our front office system maintains a current database containing information about more than 800,000 candidates, including their skills, education, desired work location and other employment-related information. The system enables us to scan, process and store thousands of resumes, making it easier for recruiters to identify, qualify and place consultants in a timely manner. It also allows billable consultants to electronically review and apply for job openings. In addition, we use our national recruiting center in Houston, Texas for sourcing IT professionals located in the United States. This center enhances our local recruitment effort by providing additional resources to meet clients’ critical timeframes and broadening our capability to deliver resources in areas of the country where no local office exists. We also recruit qualified candidates through our candidate referral program, which pays a referral fee to eligible individuals responsible for attracting new recruits that are successfully placed by us on an assignment.
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
In an effort to attract a broad spectrum of qualified billable consultants, we offer a wide variety of employment options and training programs. Through our training and development department, we offer an online training platform to our consultants. This program includes over 2,400 self-paced IT and business-related courses and 16 technical certification paths in course areas such as software development, enterprise data systems, internet and network technologies, web design, project management, operating systems, server technologies and business-related skills. We believe these training initiatives improve consultant recruitment and retention, increase the technical skills of our personnel and result in better service for our clients. We also provide consultant resource managers to assist our consultants in their career development and help maintain a positive work environment.
Competition
We operate in a highly competitive and fragmented industry. There are relatively few barriers to entry into our markets, and the IT staffing industry is served by thousands of competitors, many of which are small, local operations. There are also numerous large national and international competitors that directly compete with us, including TEKsystems, Inc., Ajilon Consulting, MPS Group, Inc., Kforce Inc., Spherion Corporation, CDI Corp., Computer Task Group, Inc., RCM Technologies, Inc. and Robert Half International. Some of our competitors may have greater marketing and financial resources than us.
The competitive factors in obtaining and retaining clients include, among others, an understanding of client-specific job requirements, the ability to provide appropriately skilled IT consultants in a timely manner, the monitoring of job performance quality and the price of services. The primary competitive factors in obtaining qualified candidates for temporary IT assignments are wages, the technologies that will be utilized, the challenges that an assignment presents, the timing of availability of assignments and the types of clients and industries that will be serviced. We believe our nationwide presence, strength in recruiting and account management and the broad range of customers and industries to which we provide services make us highly competitive in obtaining and retaining clients and recruiting highly qualified consultants.
Regulation
We are subject to various types of government regulations, including: employer/employee relationship between a firm and its employees, including tax withholding or reporting, social security or retirement, benefits, workplace compliance, wage and hour, anti-discrimination, immigration and workers’ compensation, registration, licensing, record keeping and reporting requirements; and federal contractor compliance.
Trademarks
We endeavor to protect our intellectual property rights and maintain certain trademarks, trade names, service marks and other intellectual property rights. We also license certain other proprietary rights in connection with our businesses. We are not currently aware of any infringing uses or other conditions that would be reasonably likely to materially and adversely affect our use of our proprietary rights.
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

Available Information
Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on the Investor Relations page of our website at www.COMSYS.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Information contained on our website, or on other websites linked to our website, is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.
EXECUTIVE OFFICERS
Information regarding the executive officers of COMSYS is as follows:

Name	Age	Position

Larry L. Enterline	56	Chief Executive Officer
Michael H. Barker	54	Executive Vice President and Chief Operating Officer
Ken R. Bramlett, Jr.	49	Senior Vice President, General Counsel and Corporate Secretary
David L. Kerr	56	Senior Vice President—Corporate Development
Amy Bobbitt	47	Senior Vice President and Chief Accounting Officer
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
Risks Related to Our Business
The global financial crisis may harm our business and financial condition.
Many financial and economic analysts are predicting that the world economy may be entering into a prolonged economic downturn characterized by high unemployment, limited availability of credit and decreased consumer and business spending. Given the nature of our business, financial results could be significantly harmed in such a downturn. In the past, our business has suffered during periods of high unemployment as demand for staffing services tends to significantly decrease during such periods. This impact on our business could be further dramatized during the current downturn given the unprecedented impact it has had and may continue to have on the global credit markets.
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
We depend on several large customers for a significant portion of our revenues. Our 15 largest customers represented approximately 38% of our revenues in 2008. Generally, we do not provide services to our customers under long-term contracts. If one or more of our large customers terminated an existing contract or substantially reduced the services they purchase from us, our revenues and results of operations would be adversely affected.
In addition, many customers, including those with preferred supplier arrangements, increasingly have been seeking pricing discounts, rebates or other pricing concessions in exchange for higher volumes of business or maintaining existing levels of business. Furthermore, we may be required to accept less favorable terms regarding risk allocation, including assuming obligations to indemnify our clients for damages sustained in connection with the provision of our services. Additionally, we regularly evaluate the creditworthiness of all our customers and continuously monitor accounts but typically we do not require collateral. Our allowance for doubtful accounts is based on an evaluation of the collectibility of specific accounts and on historical experience. These factors may potentially adversely affect our revenues and results of operations.

Our profitability will suffer if we are not able to maintain current levels of billable hours and bill rates and control our costs or if we are unable to pass bill rate decreases to our consultants.
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
Our pay rates are affected primarily by the supply of and demand for skilled U.S.-based consultants. During periods when demand for consultants exceeds the supply, pay rates may increase. In addition, large customers many times put pressure on us to absorb bill rate decreases and not reduce related pay rates. Competitive pressures impact this process.
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
Our operations depend on our ability to attract and retain the services of qualified billable consultants who possess the technical skills and experience necessary to meet our clients’ specific needs. We are required to continually evaluate, upgrade and supplement our staff in each of our markets to keep pace with changing client needs and technologies and to fill new positions. The IT staffing industry in particular has high turnover rates and is affected by the supply of and demand for IT professionals. This has resulted in intense competition for IT professionals, and we expect such competition to continue. Our customers may also hire our consultants, and direct hiring by customers adversely affects our turnover rate as well. In addition, our consultants’ loyalty to us may be harmed by our decreasing pay rates in order to preserve our profit margin during a market downturn, which may adversely affect our competitive position. Certain of our IT operations recruit consultants who require H-1B visas, and U.S. immigration policy currently restricts the number of new H-1B petitions that may be granted in each fiscal year. Our failure to attract and retain the services of consultants, or an increase in the turnover rate among our consultants, could have a material adverse effect on our business, operating results or financial condition. If a supply of qualified consultants, particularly IT professionals, is not available to us in sufficient numbers or on economic terms that are, or will continue to be, acceptable to us, our business, operating results or financial condition could be materially adversely affected.
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
As market factors continue to pressure our revenue growth and margins in the IT staffing area, we have developed a strategy of shifting more of our business mix into the higher growth and higher margin solutions areas to complement our core business. We have committed resources and management attention to our TAPFIN Process Solutions group, which currently offers vendor management services, service procurement management, recruitment process outsourcing and other consulting services. There can be no assurance that we will succeed in our strategy of shifting more of our business mix into these areas, or into other areas within the solutions sector of the IT services industries. Our failure to achieve this strategic objective could adversely impact our growth rate and profitability.
Factors beyond our control may affect our ability to successfully execute our acquisition strategy, which may have an adverse impact on our growth strategy.
Our business strategy includes increasing our market share and presence in the IT staffing and project solutions sectors through strategic acquisitions of companies and assets that complement or enhance our business. Our ability to finance acquisitions depends on the availability under our senior credit agreement as well as the market price of our common stock. We expect to face competition for acquisition opportunities, and some of our competitors may have greater financial resources or access to financing on more favorable terms than us. This competition may limit our acquisition opportunities and our ability to grow through acquisitions or could raise the prices of acquisitions and make them less accretive or possibly non-accretive to us.
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
Additional government regulation and rising health care and unemployment insurance costs and taxes, including increased state and local taxes, could have a material adverse effect on our business, operating results and financial condition.
We are required to pay a number of federal, state and local payroll taxes and related costs, including unemployment and other taxes and insurance, workers’ compensation, FICA and Medicare, among others, for our employees. We also provide various benefits to our employees, including health insurance. Significant increases in the effective rates of any payroll-related costs would likely have a material adverse effect on our results of operations unless we can pass them along to our customers. Our costs could also increase if health care reforms expand the scope of mandated benefits or employee coverage or if regulators impose additional requirements and restrictions related to the placement of personnel. Historically, during an economic downturn, we have seen an increase in our state and local taxes. These increases result from legislation passed by various taxing jurisdictions which have traditionally increased tax rates or decreased our ability to use our net operating loss carryforwards.
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
Our strategic decision not to pursue a broad-based offshore strategy may adversely impact our revenue growth and profitability.
In the past few years, more companies are using, or are considering using, low cost “offshore” outsourcing centers, particularly in India, to perform technology related work and projects. This trend has contributed to the slowing growth in domestic IT staff augmentation revenue as well as on-site solutions oriented projects. We have strategic alliances with Indian suppliers to provide our clients with a low cost offshore alternative, but have not, to date, pursued a broad-based offshore strategy. Our strategic decision not to pursue such a broad-based offshore strategy may adversely impact our revenue growth and profitability.
We have substantial intangible assets, have incurred significant impairment charges in the past and may incur further charges if there are significant adverse changes to our operating results, outlook or market conditions.
Our intangible assets consist of goodwill and customer list intangibles resulting from acquisitions of businesses from unrelated third parties for cash and other consideration. We have accounted for these acquisitions using the purchase method of accounting, with the assets and liabilities of the businesses acquired recorded at their estimated fair values as of the dates of the acquisitions. The excess of purchase price over fair value of the net assets acquired was recorded as goodwill. Our other intangible assets consist mainly of customer lists.
Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), prohibits the amortization of goodwill and requires that goodwill and other intangible assets be tested annually for impairment. We perform these tests on an annual basis or more frequently if events or changes in circumstances indicate the asset might be impaired, and any significant adverse changes in our expected future operating results or outlook would likely result in impairment of the affected intangible assets that could have a material adverse impact on our results of operations and financial condition.
The annual test requires estimates and judgments by management to determine a valuation for the reporting unit. Although we believe our assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially affect our reported financial results. Different assumptions related to future cash flows, operating margins, growth rates and discount rates could result in additional future impairment charges, which would be recognized as a non-cash charge to operating income and a reduction in asset values and shareholders’ equity on the balance sheet.
We recorded a non-cash, goodwill impairment charge of $86.8 million during the fourth quarter of 2008. The impairment was the result of the decline in our trading stock price during the fourth quarter due to current market conditions. Neither our current operating trends nor our financial results for the fourth quarter were factors that led to the charge. The non-cash charge has no impact on our existing cash balances, working capital, debt balances, revolver availability or normal business operations. Further declines in our trading stock price as well as other factors could result in additional impairment charges.
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
If we are not able to repay our debt obligations on or prior to their maturity, we may need to refinance all or a portion of our indebtedness. Our revolving line of credit will mature in March 2010 and, thus, we may be required to refinance any outstanding amounts under our credit facilities. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we are unable to generate sufficient cash flow to pay our indebtedness or to refinance our debt obligations on commercially reasonable terms, our business, financial condition and results of operations could be adversely affected.
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
In addition, our credit facilities have springing financial covenants that would require us to satisfy a minimum fixed charge coverage ratio and a maximum total leverage ratio if our excess availability falls below $25 million. A breach of any covenants governing our debt would permit the acceleration of the related debt and potentially other indebtedness under cross-default provisions, which could harm our business and financial condition. These restrictions may place us at a disadvantage compared to our competitors that are not required to operate under such restrictions or that are subject to less stringent restrictive covenants.
If we default on our obligations to pay our indebtedness, or fail to comply with the covenants and restrictions contained in the agreements governing our indebtedness, our financial condition may be adversely affected by the consequences of any such default.
If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to make required payments on our revolving line of credit or any future debt which we may incur, or if we fail to comply with the various covenants and restrictions contained in the agreements governing our indebtedness, we could be in default under the terms of such agreements governing our indebtedness.
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
As of February 28, 2009, there were 20,811,626 shares of our common stock issued and outstanding. Although our common stock is listed on The NASDAQ Global Market and a trading market exists, the trading volume has not been significant and there can be no assurance that an active trading market for our common stock will develop or be sustained in the future. Our average daily trading volume during the twelve months ended February 28, 2009, was approximately 99,540 shares. As a result of the thin trading market, or “float,” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, investors may be unable to liquidate their investment in our stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. The prices at which our common stock will trade in the future could fluctuate significantly.
Ownership of our common stock is concentrated among a small number of major stockholders that have the ability to exercise significant control over us, and whose interests may differ from the interests of other stockholders.
As of February 28, 2009, there were six beneficial owners of more than 5% of our outstanding common stock, excluding the effect of outstanding warrants and/or cash-settled equity swaps:
•	Wachovia Investors, Inc. — 15.5%,

•	Amalgamated Gadget, L.P. — 8.0%,

•	Credit Suisse — 7.2%,

•	Merrill Lynch & Co., Inc. — 6.7%,

•	Barclays Global Investors, NA — 5.8%,

•	Inland Partners, L.P. and Links Partners, L.P., collectively — 5.3%.
As a practical matter, Wachovia Investors acting alone or these stockholders acting collectively will be able to exert significant influence over, or determine, the direction taken by us and the outcome of future matters submitted to our stockholders, including the terms of any proposal to acquire us, subject to some limited protections afforded to minority stockholders under our charter.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We are headquartered in Houston, Texas and maintain 52 offices in 27 states, one in Puerto Rico, one in Toronto, Canada and one in the United Kingdom. Additionally, we have a customer service center in Phoenix, Arizona. We generally lease our office space under leases with initial terms of five to ten years. These leases typically contain such terms and conditions as are customary in each geographic market. Our offices are usually in office buildings, and occasionally in retail buildings, and our headquarters facilities and regional offices are in similar facilities. We believe that our offices are well maintained and suitable for their intended purpose. The lease on our corporate headquarters was renewed in August 2006 for ten years and will expire on February 28, 2017. The lease on our customer service center was entered into in October 2007 for ten years and will expire on April 30, 2018. As of December 28, 2008, we leased approximately 386,000 square feet.
ITEM 3. LEGAL PROCEEDINGS
From time to time we are involved in certain disputes and litigation relating to claims arising out of our operations in the ordinary course of business. Further, we are periodically subject to government audits and inspections. In the opinion of our management, based on the advice of in-house and external legal counsel, matters presently pending will not, individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our common stock is traded on the NASDAQ Global Market under the symbol “CITP.” The following table includes the high and low sales prices for our common stock as reported on the NASDAQ Global Market for each quarter during the period from January 1, 2007, through December 28, 2008.

	High	Low
2007
First Quarter	$23.00	$18.77
Second Quarter	25.36	19.13
Third Quarter	23.22	14.63
Fourth Quarter	18.95	11.60

2008
First Quarter	$14.80	$7.37
Second Quarter	12.92	7.82
Third Quarter	12.98	8.12
Fourth Quarter	10.74	1.56
As of February 28, 2009, the closing price of our common stock was $2.54, there were 20,811,626 shares of our common stock outstanding and there were 501 holders of record of our common stock.
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

Comparative Stock Performance
The graph below compares the cumulative total return on COMSYS IT Partners, Inc. common stock with the cumulative total return on the stocks included in the Standard & Poor’s Midcap 400 Index and a Peer Group Index. The graph begins on December 28, 2003, and the comparison assumes the investment of $100 on such date in our common stock and in each index, and assumes reinvestment of all dividends, if any. The table following the graph presents the corresponding data for December 28, 2003, and each subsequent fiscal year end.
The Peer Group selected by COMSYS consists of the following CDI Corp., Computer Task Group, Inc., Kforce, Inc., MPS Group, Inc., RCM Technologies, Inc., Robert Half International and Spherion Corp.

	12/28/03	1/2/05	1/2/06	12/31/06	12/30/07	12/28/08

COMSYS IT Partners, Inc.	$100.00	$90.83	$100.36	$183.56	$143.28	$23.34
S&P Midcap 400	$100.00	$116.48	$131.11	$144.64	$156.18	$99.59
Peer Group	$100.00	$121.17	$149.82	$147.46	$116.34	$75.76

ITEM 6. SELECTED FINANCIAL DATA
You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes appearing elsewhere in this report.
For accounting purposes, the merger of Old COMSYS and Venturi on September 30, 2004, was treated as a reverse merger, in which Old COMSYS was deemed to be the acquirer. The selected financial data for the year ending January 2, 2005, reflects the historical results of Old COMSYS for periods prior to the merger. The selected financial data for periods subsequent to September 30, 2004, reflect financial results of COMSYS after giving effect to the merger and include Venturi’s results of operations from the effective date of the merger.
The consolidated statements of operations data for the fiscal years ended December 28, 2008, December 30, 2007, and December 31, 2006, and the consolidated balance sheets data at December 28, 2008, and December 30, 2007, are derived from the audited consolidated financial statements appearing elsewhere in this report. The historical data presented below is not indicative of future results. We did not pay any cash dividends on our common stock during any of the periods set forth in the following table.

	Year Ended
	December 28,	December 30,	December 31,	January 1,	January 2,
Consolidated Statements of Operations Data:	2008	2007	2006	2006	2005
(In thousands, except per share data)
Revenues from services	$727,108	$743,265	$736,645	$661,657	$437,013
Cost of services	550,189	558,074	557,598	505,233	331,474

Gross profit	176,919	185,191	179,047	156,424	105,539

Operating costs and expenses:
Selling, general and administrative	136,648	135,423	135,651	120,357	86,376
Restructuring costs	637	—	—	4,780	10,322
Depreciation and amortization	8,115	6,426	8,717	9,067	14,564
Goodwill impairment	86,800	—	—	—	—

	232,200	141,849	144,368	134,204	111,262

Operating income (loss)	(55,281)	43,342	34,679	22,220	(5,723)
Interest expense and other expenses, net	5,253	7,714	15,208	17,061	51,848
Loss on early extinguishment of debt	—	—	3,191	2,227	2,986
Income tax expense (benefit)	4,654	2,279	(4,767)	783	(5,402)

Net income (loss)	$(65,188)	$33,349	$21,047	$2,149	$(55,155)

Basic net income (loss) per common share(1)	$(3.19)	$1.67	$1.10	$0.14	$(14.20)
Diluted net income (loss) per common share(1)	$(3.19)	$1.66	$1.10	$0.14	$(14.20)

Weighted average basic and diluted shares outstanding(1):
Basic	19,599	19,255	18,449	15,492	3,884
Diluted	19,599	20,100	19,137	15,809	3,884

			As of
	December 28,	December 30,	December 31,	January 1,	January 2,
Consolidated Balance Sheets Data:	2008	2007	2006	2006	2005

(In thousands)
Total assets(2)	$351,180	$402,469	$375,034	$366,921	$322,481
Mandatorily redeemable preferred stock, redeemable common stock and warrant liability(2)	—	—	—	—	23,314
Other debt, including current maturities	69,692	71,903	98,542	142,273	140,123
Stockholders’ equity (2)	83,485	144,632	94,770	71,096	36,025

(1)	The loss per share data and weighted average number of shares outstanding for periods prior to the merger have been retroactively restated to reflect the exchange ratio of 0.0001 of a share of our common stock for each share of Old COMSYS stock outstanding immediately prior to the merger as if such exchange had occurred at the beginning of each of the periods presented.

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
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Organization of Information
Management’s Discussion and Analysis provides a narrative on our financial performance and condition that should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this report. The historical data presented below is not indicative of future results. Management’s Discussion and Analysis includes the following sections:
•	Our Business

•	Overview of 2008 Results

•	2009 Priorities

•	Results of Operations

•	Liquidity and Capital Resources

•	Seasonality

•	Off-Balance Sheet Risk Disclosure

•	Contractual and Commercial Commitments

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements
Our Business
COMSYS IT Partners, Inc. and our wholly-owned subsidiaries (collectively, “us,” “our” or “we”) provide a full range of specialized IT staffing and project implementation services, including website development and integration, application programming and development, client/server development, systems software architecture and design, systems engineering and systems integration. We also provide services that complement our IT staffing services, such as vendor management, project solutions, process solutions and permanent placement of IT professionals. Our TAPFIN Process Solutions division offers total human capital fulfillment and management solutions within three core service areas: vendor management services, services procurement management and recruitment process outsourcing. We operate through the following wholly-owned subsidiaries:
•	COMSYS Services, LLC (“COMSYS Services”), an IT staffing services provider,

•	COMSYS Information Technology Services, Inc. (“COMSYS IT”), an IT staffing services provider,

•	Pure Solutions, Inc. (“Pure Solutions”), an information technology services company,

•	Econometrix, LLC (“Econometrix”), a vendor management systems software provider,

•	Plum Rhino Consulting LLC (“Plum Rhino”), a specialty staffing services provider to the financial services industry,

•	Praeos Technologies, Inc. (“Praeos”), a business intelligence and business analytics consulting services provider,

•	T. Williams Consulting, LLC (“TWC”), a recruitment process outsourcing and human resources consulting provider, and

•	ASET International Services, Inc. (“ASET”), a globalization, localization and interactive language services provider.
Our mission is to become a leading company in the IT staffing services industry in the United States. We intend to pursue this mission through a combination of internal growth and strategic acquisitions that complement or enhance our business.

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
The success of our business depends primarily on the volume of assignments we secure, the bill rates for those assignments, the costs of the consultants that provide the services and the quality and efficiency of our recruiting, sales and marketing and administrative functions. Our experienced, tenured workforce, our proven track record, our recruiting and candidate screening processes, our strong account management team and our efficient and consistent administrative processes are factors that we believe are key to the success of our business. Factors outside of our control, such as the demand for IT and other professional services, general economic conditions and the supply of qualified professionals, will also affect our success.
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
Our principal operating expenses are cost of services and selling, general and administrative expenses. Cost of services is comprised primarily of the costs of consultant labor, including employees, subcontractors and independent contractors, and related employee benefits. Approximately 65% of our consultants are employees and the remainder are subcontractors and independent contractors. We compensate most of our consultants only for the hours that we bill to our clients, which allows us to better match our labor costs with our revenue generation. With respect to our consultant employees, we are responsible for employment-related taxes, medical and health care costs and workers’ compensation. Labor costs are sensitive to shifts in the supply and demand of professionals, as well as increases in the costs of benefits and taxes.
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
Our fiscal year ends on the Sunday closest to December 31st. Therefore, the fiscal year-ends for 2008, 2007 and 2006 were December 28, 2008, December 30, 2007, and December 31, 2006, respectively.
Overview of 2008 Results
Our stated priorities for 2008 were internal growth, efficiency improvements, further debt reductions and improved working capital management and expansion of our operations through acquisitions. We made the following progress against each during the year.

Our revenues declined 2.2% in 2008 from 2007. We ended the year with 4,516 billable consultants, which was down over 450 from the end of 2007. The decline was broad-based across our business with no one client or industry driving this trend. As the global economy worsened during 2008, we experienced larger-than-normal bill rate pressures from several clients, and, although we attempt to mitigate the impact by adjusting the pay rates of our consultants, we are experiencing pressure on gross margins. As a result, average bill rates in 2008 decreased slightly from 2007 rates. Our focus on sales, marketing and recruiting efforts to our core customers and on adding new customers has helped as certain sectors have had difficulties. We have seen growth at both existing customers, as well as new clients, and we have continued to expand our middle-market base.
We continued to see the benefits of our efficiency improvements throughout 2008, and these improvements allowed us to redirect resources closer to the point of sale. As part of our continuing efforts to focus on operational efficiencies and process improvements, we have consolidated certain administrative functions into the new Phoenix customer service center. This restructuring was a continuation of our plan to centralize certain operations to enhance our customer service and improve our internal processes.
Due to our ability to generate cash from operations and improved working capital management, our net debt balance declined to $49.7 million at the end of 2008 from $71.9 million at the end of 2007. During 2008, we generated $37.4 million of cash flow from operations and used $7.9 million for acquisitions.
Our final priority was to expand our operations through selected acquisitions. During 2008, we completed the acquisition of ASET, which allowed us to expand our existing globalization practice and complement our traditional staffing and consulting service offerings.
We recorded a non-cash, goodwill impairment charge of $86.8 million during the fourth quarter of 2008. The impairment was the result of the decline in our trading stock price during the fourth quarter due to current market conditions. Neither our current operating trends nor our financial results for the fourth quarter were factors that led to the charge. The non-cash charge has no impact on our existing cash balances, working capital, debt balances, revolver availability or normal business operations.
Despite the challenging environment in 2008, we remained profitable throughout the year, when excluding the goodwill impairment charge. Additionally, we reduced our net debt further during the year, resulting in a 34% decrease in our annual net interest expense.
2009 Priorities
Current economic uncertainty is making it more difficult to predict our progress towards the financial goals that have been established by management. We believe that the current economic conditions limit our ability to provide meaningful guidance for the ranges of likely financial performance; therefore, we will not provide revenue or earnings per share guidance until economic conditions stabilize.
As we enter 2009, we have adapted our priorities to deal with the present economic landscape. These priorities are centered on our clients, our employees, the efficiency of our operations and our liquidity.
We plan to continue our focus on TAPFIN and its business model, which has significant advantage to clients who need to gain efficiencies in all aspects of their operations. There is a great deal of potential to cross-market all of TAPFIN’s offerings to more fully serve its clients as we move through this downturn.
Our operating efficiency is of particular importance. We continue to refine our hiring process with the goal of hiring and retaining top talent. At the same time, we are implementing targeted training programs to increase productivity among our existing sales and recruiting forces. We are proud of our existing workforce and want to continue to offer them superior career opportunities as we move forward into an economic recovery.
Our balance sheet is strong, and we will continue to review acquisitions in the normal course of our business; however, due to current market conditions we will be much more selective in pursuing opportunities this year. Our primary balance-sheet focus in 2009 will be on refinancing our credit agreement prior to its expiration in March 2010 and the continued reduction of our debt balance. In the meantime, we expect to continue to reduce our debt levels and we are confident in our ability to comply with any of the provisions of our existing credit agreement.

We have benefited from low tax rates for financial reporting for some time now, but we do not expect that to last indefinitely if we are profitable. If we are profitable in the future, we will continue to evaluate each quarter our estimates of the recoverability of our deferred tax assets based on our assessment of whether any portion of these fully reserved assets become more likely than not recoverable through future taxable income. At such time, if any, that we no longer have a reserve for our deferred tax assets, we will begin to provide for taxes at the full statutory rate. Our actual cash paid for taxes is expected to remain low in 2009. We expect our reported income tax expense to decrease in 2009 as compared to 2008 due to a change in accounting for utilization of previously acquired tax assets which were fully reserved at the date of acquisition as a result of a new accounting pronouncement effective with the start of fiscal 2009.
Results of Operations
The following table sets forth the percentage relationship to revenues of certain items included in our Consolidated Statements of Operations, in thousands, except percentages and headcount amounts:

	Year Ended						Percent Change
	December 28,	December 30,	December 31,	December 28,	December 30,	December 31,	2008 vs	2007 vs
	2008	2007	2006	2008	2007	2006	2007	2006

Revenues from services	$727,108	$743,265	$736,645	100.0%	100.0%	100.0%	-2.2%	0.9%
Cost of services	550,189	558,074	557,598	75.7%	75.1%	75.7%	-1.4%	0.1%

Gross profit	176,919	185,191	179,047	24.3%	24.9%	24.3%	-4.5%	3.4%

Operating costs and expenses:
Selling, general and administrative	136,648	135,423	135,651	18.8%	18.2%	18.4%	0.9%	-0.2%
Restructuring costs	637	—	—	0.1%	0.0%	0.0%	N/A	N/A
Depreciation and amortization	8,115	6,426	8,717	1.1%	0.9%	1.2%	26.3%	-26.3%
Goodwill impairment	86,800	—	—	11.9%	0.0%	0.0%	N/A	N/A

	232,200	141,849	144,368	31.9%	19.1%	19.6%	63.7%	-1.7%

Operating income (loss)	(55,281)	43,342	34,679	-7.6%	5.8%	4.7%	-227.5%	25.0%
Interest expense, net	5,457	8,250	15,518	0.8%	1.0%	2.1%	-33.9%	-46.8%
Loss on early extinguishment of debt	—	—	3,191	0.0%	0.0%	0.4%	N/A	-100.0%
Other income, net	(204)	(536)	(310)	0.0%	0.0%	0.0%	-61.9%	72.9%

Income (loss) before income taxes	(60,534)	35,628	16,280	-8.4%	4.8%	2.2%	-269.9%	118.8%
Income tax expense (benefit)	4,654	2,279	(4,767)	0.6%	0.3%	-0.7%	104.2%	-147.8%

Net income (loss)	$(65,188)	$33,349	$21,047	-9.0%	4.5%	2.9%	-295.5%	58.5%

Billable headcount at end of period	4,516	4,986	4,996
Year Ended December 28, 2008, Compared to Year Ended December 30, 2007
We recorded an operating loss of $55.3 million and a net loss of $65.2 million in 2008. In 2008, we recorded a goodwill impairment charge of $86.8 million, or $86.0 million net of related tax effects. The decrease in operating income, excluding the goodwill impairment, was due primarily to a decrease in revenues as a result of lower billable headcount, slightly lower margins and an increase in selling, general and administrative.
Revenues. Revenues for 2008 and 2007 were $727.1 million and $743.3 million, respectively, representing a decrease of 2.2%. We continued to see bill rate pressures from our customers, particularly among Fortune 500 clients. Our revenue growth was driven primarily by our clients in the pharmaceutical and biotechnology and government sectors. Revenues from the pharmaceutical and biotechnology and government sectors increased by 17.4% and 34.7%, respectively, in 2008 from 2007. These increases were partially offset by revenue decreases of 21.1% and 21.9% from the telecommunications and financial services sectors, respectively, over the same period. Vendor management related fee revenue decreased 18.5% to $23.1 million in 2008 from $28.3 million in 2007 due to declining fee rates at several customers and a change in the mix of our customers. Reimbursable expense revenue increased to $17.1 million in 2008 from $11.1 million in 2007, primarily due to an increase in our services procurement management service offerings. This increase had no impact on gross margin dollars as the related reimbursable expense was recognized in the same period.
Cost of Services. Cost of services for 2008 and 2007 were $550.2 million and $558.1 million, respectively, representing a decrease of 1.4%. Cost of services as a percentage of revenue increased to 75.7% in 2008 from 75.1% in 2007. The increase in cost of services as a percentage of revenue was primarily due to lower revenues being spread over the fixed costs related to consultant labor such as state unemployment taxes and health care expenses.
Selling, General and Administrative. Selling, general and administrative expenses in 2008 and 2007 were $136.6 million and $135.4 million, respectively, representing an increase of 0.9%. The increase was due primarily to the additional selling, general and administrative expenses at the businesses acquired in December 2007 and June 2008, including a non-cash charge of approximately $3.4 million in 2008 for additional employee compensation relating to the Praeos purchase in December 2007. Additionally, the 2007 amount included $1.0 million in bad debt expense related to the bankruptcy of VMS provider Chimes. Included in these amounts are $4.4 million and $4.5 million of stock-based compensation in 2008 and 2007, respectively. Excluding the 2008 Praeos compensation charge and the 2007 Chimes bad debt charge, selling, general and administrative expenses decreased by 0.8% in 2008 from 2007. As a percentage of revenue, selling, general and administrative expenses increased to 18.8% in 2008 from 18.2% in 2007 primarily due to lower revenue in 2008.
Restructuring Costs. Restructuring costs for 2008 were $0.6 million, or 0.1% of revenue. These costs related primarily to the relocation of certain administrative functions from the Washington DC area and Portland, Oregon into our new Phoenix customer service center facility, employee termination benefits and lease termination costs.
Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation of our fixed assets and amortization of our customer list intangible assets. For 2008 and 2007, depreciation and amortization expense was $8.1 million and $6.4 million, respectively, representing an increase of 26.3% between periods. The increase in depreciation and amortization expense was primarily due to the depreciation of our enterprise software system and the amortization of the Plum Rhino, TWC and ASET customer list intangibles and the TWC assembled methodology intangible.
Goodwill Impairment. We recorded a non-cash, pre-tax goodwill impairment charge in 2008 of $86.8 million. The impairment was the result of the decline in our stock price during the fourth quarter of 2008 due to current market conditions. Neither our current operating trends nor our financial results for the fourth quarter were factors that led to the charge. See Note 4 of the Notes to Consolidated Financial Statements included elsewhere in this report.
Interest Expense, Net. Interest expense, net was $5.5 million and $8.3 million in 2008 and 2007, respectively, a decrease of 33.9%. The decrease was due to our overall debt reduction as well as a reduction in our related interest rates.
Provision for Income Taxes. Our 2008 income tax expense was lower than the statutory rates given that income tax expense was in large part offset by an increase in our valuation allowance. The income tax expense of $4.7 million for 2008 contains the following amounts: current expenses in the amount of $0.3 million for federal alternative minimum tax; $1.1 million for the Texas Margin tax, Michigan Gross Receipts tax, California Corporate Income and other miscellaneous state and foreign income tax expenses and a deferred expense in the amount of $3.3 million resulting from the release of a portion of the valuation allowance on Venturi’s acquired net deferred assets from the merger. Although our net deferred tax asset is substantially offset with a valuation allowance, a portion of our fully-reserved deferred tax assets that became realized through operating profits is recognized as a reduction to goodwill to the extent it relates to benefits acquired in the merger. This results in deferred tax expense as the assets are utilized. This portion of deferred tax expense represents the consumption of pre-merger deferred tax assets that were acquired with zero basis. In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, we calculated a goodwill bifurcation ratio in the year of the merger to determine the amount of deferred tax expense that should be offset to goodwill prospectively.
As of December 28, 2008, we had federal and state net operating loss carryforwards of approximately $100 million and $97 million, respectively, an alternative minimum tax credit carryforward of $0.5 million, and had recorded a reserve against the assets for net operating loss carryforwards due to the uncertainty related to the realization of these amounts.
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
Year Ended December 30, 2007, Compared to Year Ended December 31, 2006
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
Selling, General and Administrative. Selling, general and administrative expenses in 2007 and 2006 were $135.4 million and $135.7 million, respectively, representing a decrease of 0.2%. Included in these amounts are $4.5 million and $3.3 million of stock-based compensation in 2007 and 2006, respectively. The decrease in total selling, general and administrative expenses was due primarily to the benefits of our efficiency improvements and targeted cost reductions, partially offset by increases in stock-based compensation and rent expense. Additionally, the 2006 amount included $1.9 million in severance-related expenses to two former officers and the 2007 amount included $1.0 million in bad debt expense related to the bankruptcy of VMS provider Chimes. As a percentage of revenue, selling, general and administrative expenses decreased slightly to 18.2% in 2007 from 18.4% in 2006.
Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation of our fixed assets and amortization of our customer list intangible assets. For 2007 and 2006, depreciation and amortization expense was $6.4 million and $8.7 million, respectively, representing a decrease of 26.3% between periods. The decline was the result of a large asset becoming fully depreciated at the end of 2006 and lower levels of capital expenditures, partially offset by the depreciation of the Econometrix software and the amortization of the Plum Rhino customer list intangible asset.
Interest Expense, Net. Interest expense, net was $8.3 million and $15.5 million in 2007 and 2006, respectively, a decrease of 46.8% that was due to a reduction in interest payments due to our overall debt reduction during 2006 and 2007 and a reduction in the related interest rates.
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
As of December 30, 2007, we had combined state and federal net operating loss carryforwards of approximately $217.1 million, an alternative minimum tax credit carryforward of $0.3 million, and had recorded a reserve against the assets for net operating loss carryforwards due to the uncertainty related to the realization of these amounts. As a result of our Section 382 analysis related to the merger of Old COMSYS and Venturi, which may have been an ownership change as defined by the Internal Revenue Code, our federal and state net operating losses were reduced by approximately $0.7 million and $44.4 million, respectively, during the first quarter of 2007.

Liquidity and Capital Resources
Overview
We typically finance our operations through cash flow from operations and borrowings under our credit facilities. Due to the requirements of our revolving credit facility, as discussed in more detail below under the “Cash Flows” section, we do not maintain a significant cash balance in our primary domestic cash accounts. In October 2008, we borrowed an additional $20 million on our revolving credit agreement to insure access to liquidity in the current credit environment. We have invested these additional funds in a US Treasury money market fund. We intend to use these funds to pay down our revolving line of credit when the credit markets stabilize.
Our revolving line of credit will mature in March 2010 and, thus, we may be required to refinance any outstanding amounts under our credit facilities. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we are able to refinance, we expect our costs of borrowing to increase. If we are unable to generate sufficient cash flow to pay our indebtedness or to refinance our debt obligations on commercially reasonable terms, our business, financial condition and results of operations could be adversely affected. Excess borrowing availability under our existing revolving credit facility at December 28, 2008, was $73.0 million. We expect this number to decline if we enter into a new debt agreement. Our borrowing availability is impacted by the timing of cash receipts and disbursements. Timing of receipts and disbursements in our vendor management business can have a material impact on the debt levels we report at any period and; therefore, in 2008 we began reporting average daily debt for each quarter, as discussed below in “Credit Facilities and Related Covenants.”
We believe our cash flow provided by operating activities coupled with availability under our revolving credit facility and our US Treasury investments will be sufficient to fund our working capital, debt service and purchases of fixed assets through fiscal 2009. In the event that we make future acquisitions, we may need to seek additional capital from our lenders or the capital markets; there can be no assurance that additional capital will be available when we need it, or, if available, that it will be available on favorable terms.
The performance of our business is dependent on many factors and subject to risks and uncertainties. See “Risks Related to Our Business” and “Risk Related to Our Indebtedness” under “Risk Factors” included elsewhere in this report.
Working Capital
Accounts receivable is a significant component of our working capital. We monitor our accounts receivable through a variety of metrics, including days sales outstanding (“DSO”). We calculate our consolidated DSO by determining average daily revenue based on an annualized three-month analysis and dividing it into the gross accounts receivable balance as of the end of the period. Accounts receivable, net, were $202.3 million and $189.3 million as of December 28, 2008, and December 30, 2007, respectively. Our consolidated DSO was 43 days as of December 28, 2008 and December 30, 2007. As a result of the timing of vendor management receipts and the seasonality in our operations, our consolidated DSO may materially fluctuate. The non-seasonal trends in consolidated DSO for 2008 can be attributed to the timing of certain receipts and disbursements in a large vendor management engagement.
Additionally, we calculate a DSO for vendor management services (“VMS DSO”) by determining average daily vendor management service gross revenue based on an annualized three-month analysis and dividing it into the gross vendor management accounts receivable balance as of the end of the period. Vendor management accounts receivable were $96.7 million and $80.7 million as of December 28, 2008, and December 30, 2007, respectively. As of December 28, 2008, our VMS DSO was 35 days as compared to 34 days as of December 30, 2007. The increase in VMS DSO is primarily due to an increase in accounts receivable, the timing of vendor management receipts and the seasonality we experienced in our fourth quarter of 2007. As a result of the timing of vendor management receipts and the seasonality in our operations, our VMS DSO may materially fluctuate. The non-seasonal trends in VMS DSO for 2008 can be attributed to the timing of certain receipts and disbursements in a large vendor management engagement.
Our total accounts payable were $156.5 million and $145.6 million as of December 28, 2008, and December 30, 2007, respectively. Our vendor management services accounts payable and other liabilities were $104.1 million and $79.2 million as of December 28, 2008, and December 30, 2007, respectively.

Credit Facilities and Related Covenants
On December 14, 2005, we entered into a new senior credit agreement with Merrill Lynch Capital and a syndicate of lenders which replaced all of our then existing credit agreements. This senior credit agreement provided for a two-year term loan of $10.0 million, which was funded on December 14, 2005, and which was originally scheduled to be repaid in eight equal quarterly principal installments commencing on March 31, 2006, and a revolving line of credit (“revolver”) of up to $120.0 million, maturing on March 31, 2010. At the same time, we borrowed $100.0 million under a second lien term loan credit agreement with Merrill Lynch Capital and a syndicate of lenders, which was originally scheduled to mature on October 31, 2010. The proceeds from these borrowings were used to repay all outstanding borrowings under the prior credit agreements with Merrill Lynch Capital.
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
On September 15, 2006, the senior credit agreement and second lien term loan were amended. Among other things, the amendments provided for an increase in our borrowing capacity under the revolving line of credit to $145.0 million from $120.0 million and an increase in the senior term loan to $10.0 million from $2.1 million, which was the outstanding principal balance prior to the amendments. We used borrowings under the amended senior credit agreement to prepay $70.0 million of the outstanding principal amount of the $100.0 million second lien term loan. We incurred charges of approximately $2.6 million in the third quarter of 2006 related to the early repayment on the second lien term loan, the write-off of certain deferred financing costs and certain expenses incurred in connection with this refinancing, of which $2.5 million was recorded as a loss on early extinguishment of debt and $0.1 million was included in interest expense. In addition, we capitalized certain costs of this refinancing of approximately $0.5 million in the third quarter of 2006.
On December 15, 2006, the senior credit agreement was further amended. Among other things, the amendments provided for an increase in our borrowing capacity under the revolving line of credit to $160.0 million from $145.0 million and the early payoff of the remaining $30.0 million balance of the second lien term loan. Additionally, the maturity date of the agreement was amended to be March 31, 2010. We incurred charges of approximately $0.9 million in the fourth quarter of 2006 related to the early repayment of the second lien term loan, the write-off of certain deferred financing costs and certain expenses incurred in connection with this refinancing, of which $0.7 million was recorded as a loss on early extinguishment of debt and $0.2 million was included in interest expense. In addition, we capitalized certain costs of this refinancing of approximately $0.1 million in the fourth quarter of 2006.
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
Borrowings under the revolver bear interest at the prime rate plus a margin that can range from 0.75% to 1.00%, or, at our option, LIBOR plus a margin that can range from 1.75% to 2.00%, each depending on our total debt to adjusted EBITDA ratio, as defined in our senior credit agreement, as amended. We pay a quarterly commitment fee of 0.5% per annum on the unused portion of the revolver. We and certain of our subsidiaries guarantee the loans and other obligations under the senior credit agreement. The obligations under the senior credit agreement are secured by a perfected first priority security interest in substantially all of our assets and those of our U.S. subsidiaries, as well as the shares of capital stock of our direct and indirect U.S. subsidiaries and certain of the capital stock of our foreign subsidiaries. Pursuant to the terms of the senior credit agreement, we maintain a zero balance in our primary domestic cash accounts. Any excess cash in those domestic accounts is swept on a daily basis and applied to repay borrowings under the revolver, and any cash needs are satisfied through borrowings under the revolver. In a separate cash account, we maintain an additional $20 million we borrowed on our revolver in October 2008 to insure access to liquidity in the current credit environment. We have invested these additional funds in a US Treasury money market fund.
Borrowings under the revolver are limited to 85% of eligible accounts receivable, as defined in the senior credit agreement and related amendments, reduced by the amount of outstanding letters of credit and designated reserves. At December 28, 2008, these designated reserves were: a $5.0 million minimum availability reserve, a $1.5 million reserve for outstanding letters of credit, a $2.0 million reserve for the Pure Solutions acquisition and a $1.0 million reserve for the ASET acquisition. The Pure Solutions reserve will not be required after 2008. At December 28, 2008, we had outstanding borrowings of $69.7 million under the revolver at interest rates ranging from 3.58% to 4.75% per annum (weighted average rate of 4.25%) and excess borrowing availability under the revolver of $73.0 million for general corporate purposes. At December 28, 2008, our debt to adjusted EBITDA ratio resulted in a prime rate margin of 0.75% and a LIBOR margin of 1.75%. Fees paid on outstanding letters of credit are equal to the LIBOR margin then applicable to the revolver, which at December 28, 2008, was 1.75%. At December 28, 2008, outstanding letters of credit totaled $1.5 million. The senior term loan was repaid in full on December 26, 2008. Our average daily net debt balances during 2008 were as follows, in thousands:

2008
First quarter	$90,975
Second quarter	82,632
Third quarter	75,974
Fourth quarter	60,692
Debt Compliance
Our credit facilities contain a number of covenants that, among other things, restrict our ability to:
•	incur additional indebtedness;

•	repurchase shares;

•	declare or pay dividends and other distributions;

•	incur liens;

•	make capital expenditures;

•	make certain investments or acquisitions;

•	repay debt; and

•	dispose of property.
In addition, our credit facilities have springing financial covenants that would require us to satisfy a minimum fixed charge coverage ratio and a maximum total leverage ratio if our excess availability falls below $25 million. A breach of any covenants governing our debt would permit the acceleration of the related debt and potentially other indebtedness under cross-default provisions, which could harm our business and financial condition. These restrictions may place us at a disadvantage compared to our competitors that are not required to operate under such restrictions or that are subject to less stringent restrictive covenants. As of December 28, 2008, we were in compliance with all covenant requirements and we believe we will be able to comply with these covenants throughout 2009.
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
At January 1, 2006, the interest rate swap and cap were recorded at fair value, which represents the amount that Merrill Lynch Capital would have paid us at January 1, 2006, if the swap and cap had been terminated at that date. The combined net fair value at January 1, 2006, was $0.5 million, which was included in our Consolidated Balance Sheet in noncurrent assets. Effective with the repayment of our debt on December 14, 2005, the expected cash flows that the swap and cap were designated to hedge against were no longer probable. As a result, the swap and the cap were no longer designated as cash flow hedges for accounting purposes. As a result, amounts previously recorded in accumulated other comprehensive income associated with changes in fair value of the hedges were reversed to interest expense. Changes in fair value of the swap and cap were recorded in the Consolidated Statement of Operations subsequent to December 14, 2005. We recorded $0.5 million as a reduction of interest expense in the fourth quarter of 2005. On October 6, 2006, we cancelled the swap and cap agreements and received a cash settlement of $0.5 million, which was recorded as a reduction to interest expense in the Consolidated Statement of Operations.
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
Cash Flows
In accordance with U.S. generally accepted accounting principles (“GAAP”), revenues for our vendor management services are recorded on a net basis (see “Critical Accounting Policies and Estimates — Revenue Recognition” discussion below). Additionally, the related working capital items (i.e. accounts receivable and accounts payable) are recorded separately. As a result, the timing of cash receipts and disbursements can materially impact our cash provided by earnings and cash flows from operating activities in any period.
The following table summarizes our cash flow activity for 2008, 2007 and 2006, in thousands:

	Year ended
	December 28,	December 30,	December 31,
	2008	2007	2006

Net cash provided by operating activities	$37,351	$58,810	$46,474
Net cash used in investing activities	(13,675)	(34,022)	(4,030)
Net cash used in financing activities	(2,128)	(24,881)	(44,093)
Effect of exchange rates on cash	(447)	82	155

Net increase (decrease) in cash and cash equivalents	$21,101	($11)	($1,494)

Cash provided by operating activities was $37.4 million, $58.8 million and $46.5 million in 2008, 2007 and 2006, respectively. The decrease in 2008 was primarily due to a decrease in net income and a use of cash from working capital. The increase in 2007 was primarily the result of an increase in earnings and improved working capital position compared to the prior-year period. In addition, in 2006, we received a federal income tax refund and related interest totaling $6.4 million. In addition to cash provided by earnings, cash flows from operating activities are affected by the timing of cash receipts and disbursements and the working capital requirements of the business.
Cash used in investing activities was $13.7 million, $34.0 million and $4.0 million in 2008, 2007 and 2006, respectively. Our cash flows associated with investing activities in 2008, 2007 and 2006 included capital expenditures of $5.8 million, $3.1 million and $2.8 million, respectively, and cash paid for acquisitions of $7.9 million, $30.9 million and $1.3 million, respectively. The increase in 2008 capital expenditures was related primarily to the upgrade of our enterprise software system, leasehold improvements related to our new customer service center and the purchase of computer hardware. We expect to pay an additional $3.0 million in cash earnout payments during the next 12 months, and these amounts were fully accrued in the Consolidated Balance Sheet as of December 28, 2008.
Capital expenditures in 2009 are currently expected to be approximately $2.0 million to $3.0 million. This spending level is lower than experienced in 2008 due to the completion of the previously mentioned projects as well as a planned reduction in capital projects.
Cash used in financing activities was $2.1 million, $24.9 million and $44.1 million in 2008, 2007 and 2006, respectively. Cash flows associated with financing activities in 2008, 2007 and 2006 primarily represent borrowings and payments on our revolving credit facility.

Pursuant to the terms of the revolver, we maintain a zero balance in our primary domestic cash accounts. Any excess cash in our accounts is swept on a daily basis and applied to repay borrowings under the revolver, and any cash needs are satisfied through borrowings under the revolver. Cash and cash equivalents recorded on our Consolidated Balance Sheet at December 28, 2008, and December 30, 2007, in the amount of $22.7 million and $1.6 million, respectively, represented cash balances at our Toronto and United Kingdom subsidiaries and $20.0 million we have invested in a US Treasury money market fund. We expect to use these funds to repay a portion of our senior credit agreement during 2009.
We believe the most strategic uses of our cash and cash equivalents are repayment of our long-term debt, making strategic acquisitions, capital expenditures and investments in revenue-producing personnel. There are no transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital.
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
Off-Balance Sheet Risk Disclosure
At December 28, 2008, and December 30, 2007, we did not have any transactions, agreements or other contractual arrangements constituting an “off-balance sheet arrangement” as defined in Item 303(a)(4) of Regulation S-K.
Contractual and Commercial Commitments
The following table summarizes our contractual obligations and commercial commitments at December 28, 2008, in thousands:

		Payments Due by Period
		Less than			More than
Contractual Obligations	Total	One Year	1-3 Years	3-5 Years	5 Years

Long-term debt (1)	$69,692	$—	$69,692	$—	$—
Notes payable (2)	1,000	—	1,000	—	—
Operating leases	32,251	7,195	10,779	7,171	7,106
Purchase obligations (3)	2,415	1,792	623	—	—
Deferred compensation	1,238	150	300	300	488

Total contractual cash obligations	$106,596	$9,137	$82,394	$7,471	$7,594

		Commitment Expiration per Period
		Less than			More than
Other Commercial Commitments	Total	One Year	1-3 Years	3-5 Years	5 Years

Letters of Credit (4)	$1,503	$1,503

(1)	Long-term debt obligations included in the above table consist solely of principal repayments related to our senior credit agreement. We are also obligated to make interest payments at the applicable interest rates as discussed in Note 5 in the Notes to Consolidated Financial Statements included elsewhere in this report.

(2)	Notes payable included in the above table consist solely of principal repayments related to our acquisition of ASET. We are also obligated to make interest payments at the applicable interest rates as discussed in Note 3 in the Notes to Consolidated Financial Statements included elsewhere in this report.

(3)	Purchase obligations included in the above table consist of purchase commitments primarily related to telecom service agreements and online advertising.

(4)	Letters of credit secure certain office leases and insurance programs.
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
Our core staffing revenues vary from period to period based on several factors that include: 1) the billable headcount during the period; 2) the number of billing days during the period; and 3) the average bill rate during the period.
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
We report revenues from vendor management services net of the related pass-through labor costs. “Vendor management services” are services that allow our clients to automate and consolidated management of their temporary personnel contracting processes. We also report revenues net for payrolling activity. “Payrolling” is defined as a situation in which we accept a client-identified consultant for payroll processing in exchange for a fee. Permanent placement fee revenues are usually determined based on a percentage of the employee’s first year cash compensation and are recorded when candidates begin their employment.
Reimbursable expenses are expenses we pay to our consultants that are reimbursed by our clients. We record reimbursable expenses in revenue with the associated cost recorded in cost of services.
Goodwill and Other Intangible Assets
Goodwill. We assess recoverability of goodwill and other intangible assets in accordance with SFAS 142, Goodwill and Other Intangible Assets, which requires goodwill and other intangible assets with indefinite lives to be tested annually for impairment, unless an event occurs or circumstances change during the year that reduce or may reduce the fair value of the reporting unit below its book value, in which event an impairment charge may be required during the year. We have selected the last day of the second-to-last month of our fiscal year as the date on which we will perform our annual goodwill impairment test. We performed our annual impairment test as of November 23, 2008. At November 23, 2008, we performed the first step of the two-step impairment test and compared the fair value of the reporting unit (management has previously determined the Company operates as one reporting unit) to its carrying value. In assessing the fair value of the reporting unit, we considered both the market approach and the income approach. Under the market approach, the fair value of the reporting unit is based on the quoted market price of companies comparable to the reporting unit. Under the income approach, the fair value of the reporting unit is based on the present value of estimated cash flows. The income approach is dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins on sales, operating margins, capital expenditures and discount rates. Each approach was weighted in order to arrive at the fair value of the reporting unit. We determined the fair value of the reporting unit was less than the carrying value. Thus we performed step two of the impairment test for the reporting unit.
In step two of the impairment test, we are required to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. We allocated the fair value of the reporting unit to the respective assets and liabilities of the reporting unit as if the reporting unit had been acquired in a separate business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting units over the amounts assigned to their respective assets and liabilities is the implied fair value of goodwill. The implied goodwill was less than the carrying value of goodwill, resulting in a non-cash, pre-tax impairment charge of $86.8 million in the fourth quarter of 2008. We then reconciled the fair value of the reporting unit to our market capitalization at November 23, 2008.
At December 28, 2008, and December 30, 2007, total goodwill was $89.1 million and $174.2 million, respectively.
The annual test requires estimates and judgments by management to determine a valuation for the reporting unit. Although we believe our assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially affect our reported financial results. Different assumptions related to future cash flows, operating margins, growth rates and discount rates could result in additional future impairment charges, which would be recognized as a non-cash charge to operating income and a reduction in asset values and shareholders’ equity on the balance sheet.
Other intangible assets. Our intangible assets other than goodwill primarily represents acquired customer lists and are amortized over the respective contract terms or estimated life of the customer list, ranging from five to eight years. At December 28, 2008, and December 30, 2007, net intangible assets were $12.0 million and $10.0 million, respectively. In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, we evaluate the recoverability and estimated useful lives of such assets. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges in the future. We performed an impairment test as of November 23, 2008, and concluded that no impairment charge was required. We believe that all of our long-lived assets are fully realizable as of December 28, 2008.
Collectibility of Accounts Receivable
Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Estimates are used in determining our allowance for doubtful accounts and are based on our historical level of write-offs and judgments management makes about the creditworthiness of significant customers based on ongoing credit evaluations. Further, we monitor current economic trends that might impact the level of credit losses in the future. Since we cannot predict with certainty future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. Additional allowances may be required if the economy or the financial condition of our customers deteriorates. If we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which we made such a determination. As of December 28, 2008, and December 30, 2007, the allowance for uncollectible accounts receivable was $3.2 million and $3.4 million, respectively.
Stock-Based Compensation
Effective January 2, 2006, we adopted the provisions of SFAS 123(R) using the modified-prospective transition method. SFAS 123(R) requires companies to recognize the fair-value of stock-based compensation transactions in the statement of operations. At December 28, 2008, we had two types of stock-based employee compensation: stock options and restricted stock. We have only awarded restricted stock since January 2006.
Restricted stock. We measure the fair value of restricted shares based upon the closing market price of our common stock on the date of grant. These grants typically vest over a three-year period and any unvested awards expire at the end of the vesting period. Restricted stock awards that vest in accordance with service conditions are amortized over their applicable vesting period using the straight-line method adjusted for estimated forfeitures. For nonvested share awards partially or wholly subject to performance conditions, we are required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, we will recognize the expense using the straight-line attribution method. If such performance conditions are not met, no performance-based compensation expense will be recognized and any previously recognized compensation expense will be reversed. We have not historically issued any restricted stock awards subject to market conditions.
Stock options. The fair value of our stock option awards or modifications of these awards is estimated at the date of grant or modification using the Black-Scholes option pricing model. The Black-Scholes valuation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Due to the limited trading history of our common stock following the merger, expected stock price volatility for stock option grants or modifications prior to 2007 was based on an analysis of the actual realized historical volatility of our common stock as well as that of our peers. Beginning in 2007, the expected volatility assumption for stock option grants or modifications was based on actual historical volatility of our common stock from the period after our December 2005 common stock offering through the quarter ended prior to the grant or modification date. We use historical data to estimate option exercises and employee forfeitures within the valuation model. The expected life is derived from an analysis of historical exercises and remaining contractual life of stock options and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost.
No excess tax benefit has been recognized related to our stock-based compensation since none were realized due to our loss carryforwards. In addition, for both stock options and nonvested share awards, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be materially different, and we would have to take an additional stock-based compensation charge or credit, which could be material. We had approximately $4.6 million of total unrecognized compensation costs related to nonvested option and restricted stock awards at December 28, 2008, that are expected to be recognized over a weighted-average period of 20 months.
Income Tax Assets and Liabilities
We follow the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Although our net deferred tax asset is substantially offset with a valuation allowance, a portion of our reserved deferred tax assets that become realized through operating profits are recognized as adjustments to the purchase price as a reduction to goodwill to the extent they relate to benefits acquired in the merger. This then results in deferred tax expense in the year the acquired deferred tax assets are utilized. This portion of deferred tax expense represents the consumption of pre-merger deferred tax assets that were acquired with zero basis. In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, we calculated a goodwill bifurcation ratio in the year of the merger to determine the amount of deferred tax asset realizable expense that should be offset to goodwill prospectively. Beginning in 2009, we will change our accounting for the remaining reserved deferred tax assets that previously would have been treated as reductions to goodwill. This will result in a decline in our reported income tax expense (see “Recent Accounting Pronouncements” below).
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
Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and we adopted the new requirements in its fiscal first quarter of 2008. The adoption of SFAS 157 did not have a material effect on our consolidated financial statements.
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In February 2008, the FASB also issued FSP No. 157-1 that would exclude leasing transactions accounted for under SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”), which applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and defines additional key criteria in determining the fair value of a financial asset when the market for that financial asset is not active. We do not expect the SFAS 157 related guidance to have a material impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS 141(R), which provides new accounting requirements for business combinations. SFAS 141(R) defines a business combination as a transaction or other event in which an acquirer obtains control of one of more businesses. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and we will adopt the new requirements in its fiscal first quarter of 2009. We will apply SFAS 141(R) prospectively to business combinations with an acquisition date on or after December 29, 2008. Additionally, the adoption of SFAS 141(R) will have a material impact on our income tax provision. Any future release of our existing tax valuation allowance related to acquired tax benefits in a purchase business combination when reversed, will be reflected as an income tax benefit in our Consolidated Statement of Operations. Under the previous accounting standards, the reversal would have been recorded to goodwill as well as income tax expense. As a result, we expect our reported income tax expense to decline in 2009.
In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The impact of FSP FAS 142-3 will depend upon the nature, terms, and size of the acquisitions we consummate after the effective date.
In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. We do not expect the adoption of FSP EITF 03-6-1 to have a material effect on our consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following assessment of our market risks does not include uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax and credit risks.
We are exposed to market risks, primarily related to interest rate, foreign currency and equity price fluctuations. Our use of derivative instruments has historically been insignificant and it is expected that our use of derivative instruments will continue to be minimal.
Interest Rate Risks
Outstanding debt under our senior credit agreement at December 28, 2008, was approximately $69.7 million. Interest on borrowings under the agreement is based on the prime rate or LIBOR plus a variable margin. Based on the outstanding balance at December 28, 2008, a change of 1% in the interest rate would cause a change in interest expense of approximately $0.7 million on an annual basis.
In October 2008, we borrowed an additional $20 million on our revolving credit agreement to insure access to liquidity in the current credit environment. We have invested these additional funds in a US Treasury money market fund. We evaluate our invested funds to respond appropriately to a reduction in the credit rating of any investment issuer or guarantor.
Foreign Currency Risks
Our primary exposures to foreign currency fluctuations are associated with transactions and related assets and liabilities related to our operations in Canada and the United Kingdom. Changes in foreign currency exchange rates impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. The assets and liabilities on our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of a reporting period. The resulting translation adjustments are recorded in Stockholders’ Equity, as a component of accumulated other comprehensive income (loss), in our Consolidated Balance Sheets. These operations are not material to our overall business.
Equity Market Risks
The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations. Such fluctuations could impact our decision or ability to utilize the equity markets as a potential source of our funding needs in the future.
As a result of the decline in our trading stock price during the fourth quarter of 2008, we recorded a goodwill impairment charge. Further declines in our stock price could result in additional impairment charges.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
COMSYS IT Partners, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of COMSYS IT Partners, Inc. and Subsidiaries (the “Company”) as of December 28, 2008, and December 30, 2007, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of COMSYS IT Partners, Inc. and Subsidiaries at December 28, 2008, and December 30, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 2008, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), COMSYS IT Partners, Inc.’s internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2009, expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Phoenix, Arizona
March 10, 2009

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 28,	December 30,
(In thousands, except share and par value amounts)	2008	2007

Assets
Current assets:
Cash and cash equivalents	$22,695	$1,594
Accounts receivable, net of allowance of $3,232 and $3,389, respectively	202,297	189,317
Prepaid expenses and other	3,116	3,153
Restricted cash	2,489	3,365

Total current assets	230,597	197,429

Fixed assets, net	16,596	13,094
Goodwill	89,064	174,160
Other intangible assets, net	11,962	10,002
Deferred financing costs, net	1,175	2,044
Restricted cash	308	4,218
Other assets	1,478	1,522

Total assets	$351,180	$402,469

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$156,528	$145,622
Payroll and related taxes	25,975	29,574
Current maturities of long-term debt	—	5,000
Interest payable	337	365
Other current liabilities	9,728	7,897

Total current liabilities	192,568	188,458

Long-term debt	69,692	66,903
Other liabilities	5,435	2,476

Total liabilities	267,695	257,837

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 95,000,000 shares authorized and 20,465,028 shares outstanding in 2008; 95,000,000 shares authorized and 20,180,578 shares outstanding in 2007	203	201
Common stock warrants	1,734	1,734
Accumulated other comprehensive income (loss)	(90)	57
Additional paid-in capital	227,360	223,174
Accumulated deficit	(145,722)	(80,534)

Total stockholders’ equity	83,485	144,632

Total liabilities and stockholders’ equity	$351,180	$402,469

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year ended
	December 28,	December 30,	December 31,
(In thousands, except per share amounts)	2008	2007	2006

Revenues from services	$727,108	$743,265	$736,645
Cost of services	550,189	558,074	557,598

Gross profit	176,919	185,191	179,047

Operating costs and expenses:
Selling, general and administrative	136,648	135,423	135,651
Restructuring costs	637	—	—
Depreciation and amortization	8,115	6,426	8,717
Goodwill impairment	86,800	—	—

	232,200	141,849	144,368

Operating income (loss)	(55,281)	43,342	34,679
Interest expense, net	5,457	8,250	15,518
Loss on early extinguishment of debt	—	—	3,191
Other income, net	(204)	(536)	(310)

Income (loss) before income taxes	(60,534)	35,628	16,280
Income tax expense (benefit)	4,654	2,279	(4,767)

Net income (loss)	$(65,188)	$33,349	$21,047

Basic net income (loss) per common share	$(3.19)	$1.67	$1.10
Diluted net income (loss) per common share	$(3.19)	$1.66	$1.10

Weighted average basic and diluted shares outstanding:
Basic	19,599	19,255	18,449
Diluted	19,599	20,100	19,137
See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
	December 28,	December 30,	December 31,
(In thousands)	2008	2007	2006

Net income (loss)	$(65,188)	$33,349	$21,047
Foreign currency translation adjustments	(147)	69	53

Total comprehensive income (loss)	$(65,335)	$33,418	$21,100

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

				Accumulated
		Common	Deferred	Other	Additional		Total
	Common	Stock	Stock	Comprehensive	Paid-in	Accumulated	Stockholders’
	Stock	Warrants	Compensation	Income (Loss)	Capital	Deficit	Equity
(In thousands, except share data)
Balance as of January 1, 2006	$187	$2,815	$(1,749)	$(65)	$201,993	$(132,085)	$71,096
Cumulative effect of adjustments resulting from the adoption of SAB 108, net of $0 for taxes	—	—	—	—	—	(2,845)	(2,845)
Net income	—	—	—	—	—	21,047	21,047
Foreign currency translations	—	—	—	53	—	—	53
Issuance of 214,000 shares of common stock	2	—	—	—	—	—	2
Exercise of 155,069 warrants for 119,052 shares of common stock	—	(1,081)	—	—	1,685	—	604
Options exercised for 207,618 shares of common stock	2	—	—	—	1,701	—	1,703
Stock issuance costs	—	—	—	—	(159)	—	(159)
Stock-based compensation	—	—	—	—	3,269	—	3,269
Reclassification upon adoption of SFAS 123(R)	—	—	1,749	—	(1,749)	—	—

Balance as of December 31, 2006	191	1,734	—	(12)	206,740	(113,883)	94,770

Net income	—	—	—	—	—	33,349	33,349
Foreign currency translations	—	—	—	69	—	—	69
Issuance of 501,413 shares of common stock for acquistions	5	—	—	—	10,560	—	10,565
Issuance of 244,000 shares of restricted common stock	3	—	—	—	(3)	—	—
Forfeiture of 28,807 vested shares of restricted common stock	—	—	—	—	(428)	—	(428)
Options exercised for 185,683 shares of common stock	2	—	—	—	1,777	—	1,779
Stock issuance costs	—	—	—	—	(19)	—	(19)
Stock-based compensation	—	—	—	—	4,547	—	4,547

Balance as of December 30, 2007	201	1,734	—	57	223,174	(80,534)	144,632

Net loss	—	—	—	—	—	(65,188)	(65,188)
Foreign currency translations	—	—	—	(147)	—	—	(147)
Issuance of 342,878 shares of restricted common stock	2	—	—	—	(2)	—	—
Forfeiture of 25,132 vested shares of restricted common stock	—	—	—	—	(332)	—	(332)
Options exercised for 8,200 shares of common stock	—	—	—	—	83	—	83
Stock-based compensation	—	—	—	—	4,437	—	4,437

Balance as of December 28, 2008	$203	$1,734	$—	$(90)	$227,360	$(145,722)	$83,485

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended
	December 28,	December 30,	December 31,
	2008	2007	2006
(In thousands)
Cash flows from operating activities
Net income (loss)	$(65,188)	$33,349	$21,047
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,115	6,426	8,717
Goodwill impairment	86,800	—	—
Restructuring costs	472	—	—
Provision for doubtful accounts	725	1,158	1,860
Stock-based compensation	4,437	4,547	3,269
Amortization of deferred financing costs	869	876	1,049
Other noncash expense, net	4,654	2,279	1,418
Loss (gain) on asset disposal	—	8	(60)
Loss on early extinguishment of debt	—	—	3,191
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(11,523)	4,260	(20,706)
Prepaid expenses and other	556	395	1,188
Accounts payable	7,084	13,742	22,871
Payroll and related taxes	(442)	(4,062)	6,276
Other liabilities and other assets	792	(4,168)	(3,646)

Net cash provided by operating activities	37,351	58,810	46,474

Cash flows from investing activities
Capital expenditures	(5,791)	(3,088)	(2,780)
Cash paid for acquisitions, net of cash acquired	(7,884)	(30,934)	(1,250)

Net cash used in investing activities	(13,675)	(34,022)	(4,030)

Cash flows from financing activities
Borrowings (payments) under revolving credit facility, net	2,789	(21,639)	64,213
Repayments of long-term debt	(5,000)	(5,000)	(107,944)
Exercise of stock options and warrants	83	1,777	2,307
Stock issuance costs	—	(19)	(334)
Cash paid for financing costs	—	—	(2,335)

Net cash used in financing activities	(2,128)	(24,881)	(44,093)

Effect of exchange rates on cash	(447)	82	155

Net increase (decrease) in cash and cash equivalents	21,101	(11)	(1,494)
Cash and cash equivalents, beginning of period	1,594	1,605	3,099

Cash and cash equivalents, end of period	$22,695	$1,594	$1,605

Supplemental disclosure of cash flow information
Interest paid	$4,531	$7,503	$14,300
Income tax payments (refunds)	$728	$757	$(5,658)

Supplemental disclosure of non-cash investing activities
Stock issued for acquisitions	$—	$10,560	$—
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
The Company’s fiscal year ends on the Sunday closest to December 31st and its first three fiscal quarters are 13 calendar weeks each (and each also ends on a Sunday). References to 2008, 2007 and 2006 refer to the fiscal years ending December 28, 2008, December 30, 2007 and December 31, 2006, respectively.
The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information. As the Company’s consolidated financial information is reviewed by the chief decision makers, and the business is managed under one operating strategy, the Company operates under one reportable segment. The Company’s principal operations are located in the United States, and the results of operations and long-lived assets in geographic regions outside of the United States are not material. During the years 2008, 2007 and 2006, no individual customer accounted for more than 10% of the Company’s consolidated revenues.
2. Significant Accounting Policies
Principles of Consolidation
The accompanying financial statements present on a consolidated basis the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.
Cash and Cash Equivalents
The Company considers all highly liquid instruments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. In a separate cash account, the Company maintains an additional $20 million it borrowed on its revolver in October 2008 to insure access to liquidity in the current credit environment. The Company has invested these additional funds in a US Treasury money market fund. The Company considers this money market fund to be a cash equivalent.
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
Allowance for Doubtful Accounts
Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Estimates are used in determining the allowance for doubtful accounts and are based on the Company’s historical level of write-offs and judgments management makes about the creditworthiness of significant customers based on ongoing credit evaluations. Further, the Company monitors current economic trends that might impact the level of credit losses in the future. As of December 28, 2008, and December 30, 2007, the allowance for uncollectible accounts receivable was $3.2 million and $3.4 million, respectively.
Goodwill and Other Intangible Assets
Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but instead is tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired.
The Company’s other intangible assets represent customer list intangibles. Other intangible assets are amortized over the respective contract terms or estimated life of the customer list, ranging from five to eight years. In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, the Company evaluates the recoverability and estimated useful lives of such assets.
Long-Lived Assets
In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, the Company evaluates the recoverability and estimated useful lives of such assets. The estimated future undiscounted cash flows associated with the assets are compared to the assets’ carrying amount to determine if a write-down to market is necessary. The Company believes all long-lived assets are fully realizable as of December 28, 2008.
Fair Value of Financial Instruments
The Company uses fair value measurements in areas that include, but are not limited to: the allocation of purchase price consideration to acquired tangible and identifiable intangible assets, impairment testing of goodwill and long-lived assets and stock-based compensation arrangements. The carrying values of cash, accounts receivable, restricted cash, accounts payable, and payroll and related taxes approximate their fair values due to the short-term maturity of these instruments. The carrying value of the Company’s revolving line of credit, senior term loan and interest payable approximates fair value due to the variable nature of the interest rates under the Company’s senior credit agreement. However, considerable judgment is required in interpreting data to develop the estimates of fair value.
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

The Company’s core staffing revenues vary from period to period based on several factors that include: 1) the billable headcount during the period; 2) the number of billing days during the period; and 3) the average bill rate during the period.
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
Revenues from services are shown net of rebates and discounts primarily to volume-related discounts and prompt-payment discounts under contracts with the Company’s clients. Such rebates and discounts totaled $13.1 million (1.8% of gross revenues), $12.0 million (1.5% of gross revenues) and $12.1 million (1.6% of gross revenues) for 2008, 2007 and 2006, respectively.
Revenues from vendor management services are recorded net of the related pass-through labor costs. “Vendor management services” are services that allow the Company’s clients to automate and consolidate management of their temporary personnel contracting processes. Revenues are also reported net for payrolling activity. “Payrolling” is defined as a situation in which the Company accepts a client-identified consultant for payroll processing in exchange for a fee. Permanent placement fee revenues are usually determined based on a percentage of the employee’s first year cash compensation and are recorded when candidates begin their employment.
Reimbursable expenses are expenses the Company pays to its consultants that are reimbursed by the Company’s clients. The Company records reimbursable expenses in revenue with the associated cost recorded in cost of services.
Accrued Bonuses
The Company generally pays bonuses to certain executive management, field management and corporate employees based on, or after giving consideration to, a variety of financial performance measures or individual objectives. Executive management, field management, and certain corporate employees’ bonuses are accrued throughout the year for payment during the first quarter of the following year, based in part upon anticipated annual results compared to annual budgets or individual objective criteria. Variances in actual results versus budgeted amounts can have a significant impact on the calculations and, therefore, the estimates of the required accruals. Accordingly, the actual earned bonuses may be materially different from the estimates used to determine the quarterly accruals.
Commissions
The Company’s associates make placements and earn commissions as a percentage of gross profit pursuant to the associate’s individual commission plan. The amount of commissions paid as a percentage of gross profit increases as volume increases. The Company accrues commissions for actual gross profit at a percentage equal to the percent of total expected commissions payable to total gross profit for the year.
Stock-Based Compensation
The Company recognizes stock-based compensation expense as a component of selling, general and administrative expense in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). At December 28, 2008, the Company had two types of stock-based employee compensation: stock options and restricted stock. The Company measures the fair value of restricted shares based upon the closing market price of the Company’s common stock on the date of grant. These grants typically vest over a three-year period and any unvested awards expire at the end of the vesting period. Restricted stock awards that vest in accordance with service conditions are amortized over their applicable vesting period using the straight-line method adjusted for estimated forfeitures. For nonvested share awards subject to service and performance conditions, the Company is required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, the Company will recognize the expense using the straight-line attribution method. If such performance conditions are not met, no performance-based compensation expense will be recognized and any previously recognized compensation expense will be reversed. No excess tax benefit has been recognized related to the Company’s stock-based compensation since none were realized due to the Company’s loss carryforwards. The Company’s stock compensation plans are discussed more fully in Note 10.
Self-Insurance
The Company offers employee benefits, including workers compensation and health insurance, to eligible employees, for which it is self-insured for a portion of the cost. The Company retains liability up to $100,000 for each workers compensation claim and up to $250,000 annually for each health insurance participant for which it is not insured. Beginning in 2009, the Company will retain liability up to $275,000 annually for each health insurance participant for which it is not insured. These self-insurance costs are accrued using estimates based on historical data to approximate the liability for reported claims and claims incurred but not reported. The Company believes that its estimation processes are adequate and its estimates in these areas have consistently been similar to actual results. However, estimates in this area are highly subjective and future results could be materially different.
Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
The Company records an income tax valuation allowance when it is more likely than not that certain deferred tax assets will not be realized. The Company carried a valuation allowance against most of its deferred tax assets as of December 28, 2008. These deferred tax items represent expenses or operating losses recognized for financial reporting purposes, which will result in tax deductions over varying future periods. The judgments, assumptions and estimates that may affect the amount of the valuation allowance include estimates of future taxable income, timing or amount of future reversals of existing deferred tax liabilities and other tax planning strategies that may be available to the Company. If the Company continues to be profitable, the Company will continue to evaluate each quarter its estimates of the recoverability of its deferred tax assets based on its assessment of whether any portion of these fully reserved assets become more likely than not recoverable through future taxable income. At such time, if any, that the Company no longer has a reserve for its deferred tax assets, it will begin to provide for taxes at the full statutory rate.
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
Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.
Dilutive securities at December 28, 2008, include 248,654 warrants to purchase the Company’s common stock (Note 9). The warrant holders are entitled to participate in dividends declared on common stock as if the warrants were exercised for common stock. As a result, for purposes of calculating basic net income (loss) per common share, income (loss) attributable to warrant holders has been excluded from net income (loss).
Additionally, dilutive securities include 606,843 unvested restricted stock shares at December 28, 2008. The unvested restricted stock holders are entitled to participate in dividends declared on common stock as if the shares were fully vested. As a result, for purposes of calculating basic net income (loss) per common share, income (loss) attributable to unvested restricted stock holders has been excluded from net income (loss).

The computation of basic and diluted net income (loss) per share is as follows, in thousands, except per share amounts:

	Year ended
	December 28,	December 30,	December 31,
	2008	2007	2006

Net income (loss) attributable to common stockholders — basic	$(62,468)	$32,161	$20,354
Net income (loss) attributable to unvested restricted stock holders	(1,938)	782	420
Net income (loss) attributable to warrant holders	(782)	406	273

Total net income (loss)	$(65,188)	$33,349	$21,047

Weighted average common shares outstanding — basic	19,599	19,255	18,449
Add: dilutive restricted stock, stock options and warrants	—	845	688

Diluted weighted average common shares outstanding	19,599	20,100	19,137

Basic net income (loss) per common share	$(3.19)	$1.67	$1.10
Diluted net income (loss) per common share	$(3.19)	$1.66	$1.10
For 2008, 2007 and 2006 there were 683,369, 1,289 and 65,273 shares, respectively, attributable to outstanding stock options, warrants and restricted stock excluded from the calculation of diluted net income (loss) per share because their inclusion would have been antidilutive.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The more significant areas requiring the use of management estimates include estimates for uncollectible accounts, useful asset lives for depreciation and amortization, deferred taxes and valuation allowances and stock-based compensation. Actual results could differ from those estimates.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which provides new accounting requirements for business combinations. SFAS 141(R) defines a business combination as a transaction or other event in which an acquirer obtains control of one of more businesses. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and the Company will adopt the new requirements in its fiscal first quarter of 2009. The Company will apply SFAS 141(R) prospectively to business combinations with an acquisition date on or after December 29, 2008. Additionally, the adoption of SFAS 141(R) will have a material impact on its income tax provision. Any future release of the Company’s existing tax valuation allowance related to acquired tax benefits in a purchase business combination when reversed, will be reflected as an income tax benefit in its Consolidated Statement of Operations. Under the previous accounting standards, the reversal would have been recorded to goodwill as well as income tax expense. As a result, the Company expects its reported income tax expense to decline in 2009.
In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The impact of FSP FAS 142-3 will depend upon the nature, terms, and size of the acquisitions the Company consummates after the effective date.
In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material effect on its consolidated financial statements.
3. Mergers and Acquisitions
On September 30, 2004, COMSYS Holding, Inc. (“COMSYS Holding” or “Old COMSYS”) completed a merger transaction with Venturi Partners, Inc. (“Venturi”), a publicly-held IT and commercial staffing company, in which COMSYS Holding merged with a subsidiary of Venturi (the “merger”). At the effective time of the merger, Venturi changed its name to COMSYS IT Partners, Inc. and issued new shares of its common stock to stockholders of COMSYS Holding, resulting in former COMSYS Holding stockholders owning approximately 55.4% of Venturi’s outstanding common stock on a fully-diluted basis. Since former COMSYS Holding stockholders owned a majority of the Company’s outstanding common stock upon consummation of the merger, COMSYS Holding was deemed the acquiring company for accounting and financial reporting purposes. References to “Old COMSYS” are to COMSYS Holding and its consolidated subsidiaries prior to the merger, and references to “COMSYS” or “the Company” are to COMSYS IT Partners, Inc. and its consolidated subsidiaries after the merger. References to “Venturi” are to Venturi and its consolidated subsidiaries prior to the merger.
On October 31, 2005, the Company purchased all of the outstanding stock of Pure Solutions, Inc. (“Pure Solutions”), an information technology services company with operations in California. This acquisition was not material to the Company’s business. The purchase price was comprised of a $7.5 million cash payment at closing plus up to $8.25 million of earnout payments over three years. In connection with the purchase, the Company recorded a customer list intangible asset in the amount of $6.6 million, which was valued using a discounted cash flow analysis. The fair value of Pure Solutions’ net identifiable assets exceeded the initial purchase price by $1.1 million, and this amount was recorded as a liability at the date of purchase. In June 2006, the Company made an earnout payment of $1.25 million, of which $1.1 million was charged to the liability with the remainder to goodwill. Additional earnout payments of $2.5 million were paid in 2007, and an earnout payment of $1.25 million was accrued in October 2007 and paid in January 2008. Additional earnout payments of $3.25 million were accrued during 2008. In July 2008, the Company paid an earnout payment of $1.25 million. The remaining amounts accrued were paid in January 2009 in accordance with the terms of the purchase agreement. These earnouts were recorded to goodwill. The operations of Pure Solutions are included in the Consolidated Statements of Operations for periods subsequent to the purchase.
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
On May 31, 2007, the Company purchased all of the issued and outstanding membership interests in Plum Rhino Consulting, LLC (“Plum Rhino”), a specialty staffing services provider to the financial services industry with offices in Georgia, Illinois, Missouri and North Carolina. This acquisition was not material to the Company’s business. The purchase price included the issuance of 253,606 shares of the Company’s common stock to the Plum Rhino members, debt payments of approximately $0.2 million and up to $3.7 million of earnout payments based on Plum Rhino’s achievement of specified annual EBITDA targets over a three-year period. The former owners of Plum Rhino and the Company have agreed that the earnout target was not met for the first period. In November 2008, the remaining earnout payments were determined by the Company’s Board of Directors to be unattainable. In order to retain the services of Plum Rhino’s former owners and to provide an incentive for their continued contribution to the Company’s long-term success, the Company’s Board of Directors granted 75,000 restricted shares to these former owners which will vest based on Plum Rhino’s achievement of specified annual EBITDA targets over a three-year period in exchange for the former Plum Rhino owners relinquishing their rights to the additional earnout payments under the purchase agreement (Note 10). In connection with the purchase, the Company recorded a customer list intangible asset in the amount of $3.2 million, which was valued using a discounted cash flow analysis, $2.2 million of goodwill and $0.6 million of tangible net assets. The operations of Plum Rhino are included in the Consolidated Statements of Operations subsequent to the purchase.
On December 12, 2007, the Company purchased all of the outstanding stock in Praeos Technologies, Inc. (“Praeos”), an Atlanta-based provider of IT consulting services specializing in the business intelligence and business analytics sectors. This acquisition was not material to the Company’s business. The purchase price was comprised of a $12.0 million cash payment at closing plus up to a $5.5 million earnout payment based on Praeos’ achievement of a specified annual EBITDA target in 2008. The former owners of Praeos and the Company have agreed that the earnout target was not met for the period. In connection with the purchase, the Company recorded $6.2 million of goodwill and $2.4 million of tangible net assets. In addition, the Company escrowed $3.4 million of restricted cash for a payment required to be made to employees or former shareholders in December 2008. In December 2008, the Company paid $3.4 million out of the escrow account to former employees that participated in the Praeos bonus plan that were still employed by the Company at the one-year anniversary of the closing date. The Company has determined that the bonus plan acquired at acquisition was a compensatory arrangement and, accordingly, recognized compensation expense ratably in 2008 in the amount of $3.4 million. In addition, the Company is party to a $1.4 million escrow set up to indemnify the Company for the breach of any representation, covenant or obligation by the seller. This amount will be paid out within 18 months of the closing date of the acquisition to the former owners of Praeos. The operations of Praeos are included in the Consolidated Statements of Operations subsequent to the purchase.
On December 19, 2007, the Company purchased the assets and assumed specified liabilities of T. Williams Consulting, LLC (“TWC”), a Philadelphia-based provider of recruitment process outsourcing and specialty human resources consulting services. This acquisition was not material to the Company’s business. The purchase price was comprised of a $16.5 million cash payment at closing plus up to a $7.5 million earnout payment based on TWC’s achievement of a specified annual EBITDA target in 2008. The former owners of TWC and the Company have agreed that the earnout target was not met for the period. In connection with the purchase, the Company recorded a customer list intangible asset in the amount of $2.8 million, which was valued using a discounted cash flow analysis, an assembled methodology intangible asset in the amount of $0.2 million, which was valued using an estimated development cost analysis, $11.8 million of goodwill and $1.7 million of tangible net assets. The operations of TWC are included in the Consolidated Statements of Operations subsequent to the purchase.
On June 26, 2008, the Company purchased all of the issued and outstanding stock in ASET International Services Corporation (“ASET”), a Virginia-based provider of globalization, localization and interactive language services. This acquisition was not material to the Company’s business. The purchase price was comprised of a $5.0 million cash payment at closing, $1.0 million in notes payable to the former owners and up to a $1.0 million earnout payment based on ASET’s achievement of a specified EBITDA target over the 12 months following the acquisition. As of December 28, 2008, the Company has accrued $1.0 million related to the potential earnout payment, and this amount has been charged to goodwill. The notes accrue interest at the rate of 6% annually. Interest accrued as of June 30, 2009, will be paid on that date, with the remaining interest payable with the note balances on June 30, 2010. The notes are included in other liabilities on the Consolidated Balance Sheets. In connection with the purchase, the Company recorded a customer list intangible asset in the amount of $2.1 million, which was valued using a discounted cash flow analysis, $1.9 million of goodwill and $2.0 million of tangible net assets. The operations of ASET are included in the Consolidated Statements of Operations subsequent to the purchase.
None of these acquisitions, individually or in aggregate, required financial statement filings under Rule 3-05 of Regulation S-X.

4. Selected Balance Sheet Components
Accounts Receivable
Receivables consist of the following, in thousands:

	December 28,	December 30,
	2008	2007

Trade receivables	$204,532	$192,011
Other receivables	997	695

	205,529	192,706
Less allowance for doubtful accounts	(3,232)	(3,389)

Accounts receivable, net	$202,297	$189,317

Bad debt expense was $0.7 million, $1.2 million and $1.9 million in 2008, 2007 and 2006, respectively. Additionally, the allowance for doubtful accounts increased by $0.2 million due to acquired companies. Write-offs, net of recoveries, were $1.1 million, $1.0 million and $2.8 million in 2008, 2007 and 2006, respectively.
Fixed Assets
Fixed assets consist of the following, in thousands:

	December 28,	December 30,
	2008	2007

Computer hardware and software	$58,371	$53,864
Furniture and equipment	10,159	7,646
Leasehold improvements	4,437	1,786

	72,967	63,296
Less accumulated depreciation and amortization	(56,371)	(50,202)

Fixed assets, net	$16,596	$13,094

Depreciation and amortization expense related to fixed assets amounted to $4.6 million, $4.1 million and $6.6 million in 2008, 2007 and 2006, respectively. During 2006, the Company disposed of $9.0 million of computer hardware and related software that was nearly fully depreciated.
Goodwill
The Company performed its annual impairment test as of November 23, 2008. At November 23, 2008, the Company performed the first step of the two-step impairment test and compared the fair value of the reporting unit (management has previously determined the Company operates as one reporting unit) to its carrying value. In assessing the fair value of the reporting unit, the Company considered both the market approach and the income approach. Under the market approach, the fair value of the reporting unit is based on the quoted market price of companies comparable to the reporting unit. Under the income approach, the fair value of the reporting unit is based on the present value of estimated cash flows. The income approach is dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins on sales, operating margins, capital expenditures and discount rates. Each approach was weighted in order to arrive at the fair value of the reporting unit. The Company determined the fair value of the reporting unit was less than the carrying value. As a result, the Company performed step two of the impairment test for the reporting unit.
In step two of the impairment test, the Company is required to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. The Company allocated the fair value of the reporting unit to the respective assets and liabilities of the reporting unit as if the reporting unit had been acquired in a separate business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting units over the amounts assigned to their respective assets and liabilities is the implied fair value of goodwill. The implied goodwill was less than the carrying value of goodwill, resulting in a non-cash, pre-tax impairment charge of $86.8 million in the fourth quarter of 2008. The Company then reconciled the fair value of the reporting unit to its market capitalization at November 23, 2008.

The change in the carrying value of goodwill during fiscal years 2008, 2007 and 2006 is set forth below, in thousands:

Balance as of January 1, 2006	$156,224
Adjustments to previously reported purchase price	(1,240)

Balance as of December 31, 2006	154,984
Adjustments to previously reported purchase price	(3,497)
Adjustments related to acquisitions, net	22,673

Balance as of December 30, 2007	174,160
Adjustments to previously reported purchase price	(3,488)
Adjustments related to acquisitions, net	5,192
Goodwill impairment	(86,800)

Balance as of December 28, 2008	$89,064

The decrease in goodwill in 2006 was due to adjustments related to purchase accounting liabilities, partially offset by the earnout payments related to the purchase of Pure Solutions. The increase in 2007 was due primarily to the Company’s purchases of Plum Rhino, Praeos and TWC and the earnout payments related to the purchase of Pure Solutions partially offset by the determination of certain tax and unclaimed property claim amounts related to the merger. The decrease in 2008 was primarily due to the non-cash impairment charge partially offset by the purchase of ASET and earnout payments related to the purchases of Pure Solutions and ASET.
Other Intangible Assets
The Company’s intangible assets other than goodwill consisted of the following, in thousands:

	December 28,	December 30,	Estimated
	2008	2007	Useful Life
			(in years)
Gross carrying amount:
Customer list—Venturi	$6,407	$6,407	5
Customer list—Pure Solutions	6,571	6,571	8
Customer list—Plum Rhino	3,207	3,207	8
Customer list—TWC	2,774	—	5
Assembled methodology—TWC	200	—	8
Customer list—ASET	2,082	—	5
Customer list—Symmetry	217	—	5

	21,458	16,185

Accumulated Amortization:
Customer list—Venturi	(5,446)	(4,165)
Customer list—Pure Solutions	(2,607)	(1,784)
Customer list—Plum Rhino	(635)	(234)
Customer list—TWC	(555)	—
Assembled methodology—TWC	(25)	—
Customer list—ASET	(208)	—
Customer list—Symmetry	(20)	—

	(9,496)	(6,183)

Total other intangible assets, net	$11,962	$10,002

Aggregate amortization expense for intangibles other than goodwill amounted to $3.3 million, $2.3 million and $2.1 million in 2008, 2007 and 2006, respectively.
Estimated amortization expense after 2008 is as follows, in thousands:

2009	$3,224
2010	2,264
2011	2,262
2012	2,264
2013	1,324
Thereafter	624

$11,962

Restructuring Costs
In November 2008, the Company announced a restructuring plan designed to improve operational efficiencies by relocating certain administrative functions primarily from the Washington DC area and Portland, Oregon into its new Phoenix customer service center facility. The Company expects to record restructuring charges through the second quarter of 2009. All of these charges are expected to result in future cash expenditures. These charges primarily will relate to employee termination benefits and lease termination costs for the Gaithersburg, Maryland facility.
The change in the liability for restructuring costs related to the restructuring in 2008 and to the merger (Note 3) during 2007 and 2006 is set forth below, in thousands:

	Employee
	severance	Lease costs	Total

Balance as of January 1, 2006	$512	$2,463	$2,975
Adjustments	—	(626)	(626)
Charges	—	—	—
Cash payments	(512)	(760)	(1,272)

Balance as of December 31, 2006	—	1,077	1,077
Adjustments	—	—	—
Charges	—	—	—
Cash payments	—	(722)	(722)

Balance as of December 30, 2007	—	355	355
Adjustments	—	—	—
Charges	453	64	517
Cash payments	(41)	(177)	(218)

Balance as of December 28, 2008	$412	$242	$654

The Company expects to pay the $0.7 million balance shown above during 2009. Additionally, the Company expects to incur additional lease charges in 2009 related to its Washington DC location, and these charges will be paid from 2009 through 2014.
5. Long-Term Debt
Long-term debt consists of the following, in thousands:

	December 28,	December 30,
	2008	2007

Debt outstanding under credit facilities:
Revolver	$69,692	$66,903
Senior term loan	—	5,000

	69,692	71,903
Less current maturities	—	5,000

Total long-term debt	$69,692	$66,903

Credit Facilities
On December 14, 2005, the Company entered into a new senior credit agreement with Merrill Lynch Capital and a syndicate of lenders which replaced all of the Company’s then existing credit agreements. This senior credit agreement provided for a two-year term loan of $10.0 million, which was funded on December 14, 2005, and which was originally scheduled to be repaid in eight equal quarterly principal installments commencing on March 31, 2006, and a revolving line of credit (“revolver”) of up to $120.0 million, maturing on March 31, 2010. At the same time, the Company borrowed $100.0 million under a second lien term loan credit agreement with Merrill Lynch Capital and a syndicate of lenders, which was originally scheduled to mature on October 31, 2010. The proceeds from these borrowings were used to repay all outstanding borrowings under the prior credit agreements with Merrill Lynch Capital.
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
On September 15, 2006, the senior credit agreement and second lien term loan were amended. Among other things, the amendments provided for an increase in the Company’s borrowing capacity under its revolving line of credit to $145.0 million from $120.0 million and an increase in the senior term loan to $10.0 million from $2.1 million, which was the outstanding principal balance prior to the amendments. The Company used borrowings under the amended senior credit agreement to prepay $70.0 million of the outstanding principal amount of the $100.0 million second lien term loan. The Company incurred charges of approximately $2.6 million in the third quarter of 2006 related to the early repayment on the second lien term loan, the write-off of certain deferred financing costs and certain expenses incurred in connection with this refinancing, of which $2.5 million was recorded as a loss on early extinguishment of debt and $0.1 million was included in interest expense. In addition, the Company capitalized certain costs of this refinancing of approximately $0.5 million in the third quarter of 2006.
On December 15, 2006, the senior credit agreement was further amended. Among other things, the amendments provided for an increase in the Company’s borrowing capacity under its revolving line of credit to $160.0 million from $145.0 million and the early payoff of the remaining $30.0 million balance of the second lien term loan. Additionally, the maturity date of the agreement was amended to be March 31, 2010. The Company incurred charges of approximately $0.9 million in the fourth quarter of 2006 related to the early repayment of the second lien term loan, the write-off of certain deferred financing costs and certain expenses incurred in connection with this refinancing, of which $0.7 million was recorded as a loss on early extinguishment of debt and $0.2 million was included in interest expense. In addition, the Company capitalized certain costs of this refinancing of approximately $0.1 million in the fourth quarter of 2006.
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
The Company’s senior credit agreement bears interest at the prime rate plus a margin that can range from 0.75% to 1.00%, or, at the Company’s option, LIBOR plus a margin that can range from 1.75% to 2.00%, each depending on the Company’s total debt to adjusted EBITDA ratio, as defined in the senior credit agreement, as amended. The Company pays a quarterly commitment fee of 0.5% per annum on the unused portion of the revolver. The Company and certain of its subsidiaries guarantee the loans and other obligations under the senior credit agreement. The obligations under the senior credit agreement are secured by a perfected first priority security interest in substantially all of the assets of the Company and its U.S. subsidiaries, as well as the shares of capital stock of its direct and indirect U.S. subsidiaries and certain of the capital stock of its foreign subsidiaries. Pursuant to the terms of the senior credit agreement, the Company maintains a zero balance in its primary domestic cash accounts. Any excess cash in those domestic accounts is swept on a daily basis and applied to repay borrowings under the revolver, and any cash needs are satisfied through borrowings under the revolver. In a separate cash account, the Company maintains an additional $20 million it borrowed on its revolver in October 2008 to insure access to liquidity in the current credit environment. The Company has invested these additional funds in a US Treasury money market fund.
Borrowings under the revolver are limited to 85% of eligible accounts receivable, as defined in the senior credit agreement, as amended, reduced by the amount of outstanding letters of credit and designated reserves. At December 28, 2008, these designated reserves were: a $5.0 million minimum availability reserve, a $1.5 million reserve for outstanding letters of credit, a $2.0 million reserve for the Pure Solutions acquisition and a $1.0 million reserve for the ASET acquisition. At December 28, 2008, the Company had outstanding borrowings of $69.7 million under the revolver at interest rates ranging from 3.58% to 4.75% per annum (weighted average rate of 4.25%) and excess borrowing availability under the revolver of $73.0 million for general corporate purposes. At December 28, 2008, the Company’s debt to adjusted EBITDA ratio resulted in a prime rate margin of 0.75% and a LIBOR margin of 1.75%. Fees paid on outstanding letters of credit are equal to the LIBOR margin then applicable to the revolver, which at December 28, 2008, was 1.75%. At December 28, 2008, outstanding letters of credit totaled $1.5 million. The senior term loan was repaid in full on December 26, 2008.
The Company’s credit facilities contain a number of covenants that, among other things, restrict its ability to:
•	incur additional indebtedness;

•	repurchase shares;

•	declare or pay dividends and other distributions;

•	incur liens;

•	make capital expenditures;

•	make certain investments or acquisitions;

•	repay debt; and

•	dispose of property.
In addition, under the credit facilities, there are springing financial covenants that would require the Company to satisfy a minimum fixed charge coverage ratio and a maximum total leverage ratio if our excess availability falls below $25 million. A breach of any covenants governing the Company’s debt would permit the acceleration of the related debt and potentially other indebtedness under cross-default provisions. As of December 28, 2008, we were in compliance with all covenant requirements and we believe we will be able to comply with these covenants throughout 2009.
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
Maturities of long-term debt for the five years succeeding December 28, 2008, and thereafter are as follows, in thousands:

2009	$—
2010	69,692
2011	—
2012	—
2013	—
Thereafter	—

Total long-term debt	$69,692

6. Income Taxes
The related components of the provision (benefit) for income taxes are as follows, in thousands:

	Year Ended
	December 28,	December 30,	December 31,
	2008	2007	2006

Current:
Federal	$280	$300	$(5,799)
State	1,035	254	12
Foreign	13	113	103

Total current	1,328	667	(5,684)

Deferred:
Federal	3,330	2,047	969
State	(4)	(435)	(52)

Total deferred	3,326	1,612	917

Total provision (benefit) for income taxes	$4,654	$2,279	$(4,767)

The provision (benefit) for income taxes differs from the tax computed using the statutory U.S. federal income tax rate as a result of the following items, in thousands:

	Year Ended
	December 28,	December 30,	December 31,
	2008	2007	2006

Income tax expense computed at the federal statutory income tax rate	$(21,187)	$12,470	$5,698
State income tax expense net of federal benefit	(1,192)	988	1,240
Effect of permanent differences	11,733	518	803
Tax benefit allocated to goodwill	3,326	2,303	1,103
Effect of increase (decrease) in valuation allowance	11,682	(13,884)	(13,566)
Other	292	(116)	(45)

Total provision (benefit) for income taxes	$4,654	$2,279	$(4,767)

In the table above, ‘tax benefit allocated to goodwill’ and ‘effect of increase (decrease) in valuation allowance’ include both federal and state tax attributes. The 2008 income tax expense contains the following amounts: current expenses in the amount of $0.3 million for federal alternative minimum tax; $1.1 million for the Texas Margin tax, Michigan Gross Receipts tax, California Corporate Income and other miscellaneous state and foreign income tax expenses and a deferred expense in the amount of $3.3 million resulting from the release of a portion of the valuation allowance on Venturi’s acquired net deferred assets from the merger. Although the Company’s net deferred tax asset is substantially offset with a valuation allowance, a portion of its fully-reserved deferred tax assets that become realized through operating profits are recognized as adjustments to the purchase price as a reduction to goodwill to the extent they relate to benefits acquired in the merger. This then results in deferred tax expense in the year the acquired deferred tax assets are utilized. This portion of deferred tax expense represents the consumption of pre-merger deferred tax assets that were acquired with zero basis. In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, the Company calculated a goodwill bifurcation ratio in the year of the merger to determine the amount of deferred tax asset realizable expense that should be offset to goodwill prospectively.
In 2008, the Company recognized a non-cash, pre-tax goodwill impairment charge in the amount of $86.8 million. The Company recorded a deferred tax asset related to the deductible portion of the goodwill impairment in the amount of $21.5 million and a corresponding valuation allowance. The tax benefit for the impairment will be realized when the valuation allowance is released, resulting in a benefit recorded to the Consolidated Statement of Operations. The non-deductible portion of the goodwill impairment charge resulted in a permanent difference of $12.7 million.
The impairment charge created a reduction in income tax expense in the amount of $0.8 million. The Company’s deferred tax assets increased, as discussed in the preceding paragraph, due to the goodwill impairment charge; therefore, the Company did not utilize Venturi non-NOL deferred tax assets. If the Company had utilized Venturi non-NOL deferred tax assets, a tax expense for the goodwill bifurcation discussed above would have been necessary.
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
The 2006 income tax benefit is the result of a federal income tax refund of $5.8 million resulting from legislation that allowed the Company to carryback a portion of its 2002 net operating loss to prior years. The 2006 income tax benefit also contained an offsetting expense amount of $1.1 million, which was the result of the release of part of the valuation allowance on Venturi’s acquired net deferred assets from the merger with COMSYS, and a provision of $0.1 million for foreign income taxes related to the Company’s profitable United Kingdom subsidiary. Additionally, the provision contained a state tax benefit of $0.2 million related to the conversion of the Company’s Texas net operating loss carryforwards into the new Texas Margin tax credit.

The net deferred tax assets are reflected in the accompanying Consolidated Balance Sheets as follows, in thousands:

	December 28,	December 30,
	2008	2007

Net current asset	$—	$—
Net noncurrent asset	862	881
Net noncurrent liability	—	—

Net deferred tax assets	$862	$881

Deferred tax assets and liabilities result primarily from temporary differences in book versus tax basis accounting as well as net operating loss carryforwards. Deferred tax assets and liabilities consist of the following, in thousands:

	December 28,	December 30,
	2008	2007

Gross deferred tax assets:
Goodwill and other intangibles	$21,856	$7,945
Accrued expenses and other reserves	1,257	1,624
Bad debt allowances	1,035	1,215
Accrued benefits	1,109	1,326
Net operating loss carryforwards	40,267	45,005
Other	1,143	734

Total gross deferred tax assets	66,667	57,849
Valuation allowance	(63,349)	(53,785)

Total net deferred tax assets	3,318	4,064
Deferred tax liabilities:
Depreciation expense and property basis differences	(2,456)	(3,183)

Total deferred tax liabilities	(2,456)	(3,183)

Net deferred tax assets	$862	$881

As of December 28, 2008, the Company had $66.7 million in total net deferred tax assets and had recorded a valuation allowance of $63.3 million against those assets as the Company has concluded that it is more likely than not that these deferred tax assets will not be realized based upon the Company’s assessments using the criteria required for accounting for income taxes. The increase in the valuation allowance from December 30, 2007, resulted primarily from pre-tax book loss from operations in 2008 in the amount of $60.5 million and other adjustments made to state net operating loss carryovers and other deferred assets. Approximately $16.2 million of the valuation allowance is attributable to the deferred tax assets of the merger, for which any recognized tax benefits will be allocated to reduce goodwill or other noncurrent intangible assets. The change in the tax valuation allowance for 2008, 2007 and 2006, is as follows, in thousands:

	December 28,	December 30,	December 31,
	2008	2007	2006

Balance at beginning of period	$53,785	$72,381	$84,383
Additions	11,682	—	—
Deductions	—	(13,884)	(13,566)
Adjustments	(2,118)	(4,712)	1,564

Balance at end of period	$63,349	$53,785	$72,381

At December 28, 2008, the Company had federal and state net operating loss carryforwards of approximately $100 million and $97 million, respectively. The federal net operating losses begin to expire in 2023 and the state net operating losses began to expire in 2005. On September 30, 2004, both Old COMSYS and Venturi experienced an ownership change as defined by the Internal Revenue Code. This subjects the utilization of the Company’s net operating loss carryforwards to an annual limitation, which may cause the carryforwards to expire before they are used. The Company’s ability to use its federal and state net operating loss carryforwards to reduce future taxable income are subject to restrictions attributable to equity transactions that have resulted in a change of ownership as defined by Internal Revenue Code Section 382. Of the $100 million of federal net operating loss carryforwards, $72 million is subject to the limitations of Internal Revenue Code 382. The remaining $28 million of federal net operating loss carryforwards is not subject to this limitation.
The Company has not paid United States federal income tax on the undistributed foreign earnings of its foreign subsidiaries as it is the Company’s intent to reinvest such earnings in its foreign subsidiaries. Pre-tax income attributable to the

Company’s profitable foreign operations amounted to $0.1 million, $0.6 million and $0.4 million in 2008, 2007 and 2006, respectively.
There was no amount recorded for uncertain income tax positions at December 28, 2008, and December 30, 2007.
During 2006, the Internal Revenue Services (“IRS”) commenced a limited-scope examination of Venturi’s final tax return primarily reviewing items related to Venturi’s 2003 restructuring and the merger transaction with COMSYS Holding. The IRS completed this examination in May 2007. No audit adjustments were proposed.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company files U.S. federal and state tax returns and foreign tax returns. As of December 28, 2008, open years for U.S. federal and state tax returns subject to examination by the IRS or state taxing authorities are 2004 through 2007. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.
The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In the event it has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense. For 2008, 2007 and 2006, the Company has not recorded any interest or penalties.
7. Commitments and Contingencies
The Company leases various office space and equipment under noncancelable operating leases expiring through 2018. Certain leases include free rent periods, rent escalation clauses and renewal options. Rent expense is recorded on a straight-line basis over the term of the lease. Rent expense was $8.2 million, $7.4 million and $6.8 million for 2008, 2007 and 2006, respectively. Sublease income was $0.7 million, $0.6 million and $0.2 million for the years 2008, 2007 and 2006, respectively.
Future minimum annual payments for noncancelable operating leases in effect at December 28, 2008, are shown in the table below, in thousands:

2009	$8,140
2010	6,517
2011	5,451
2012	4,563
2013	3,906
Thereafter	7,799

36,376
Sublease income	(4,125)

$32,251

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
In connection with the purchase of Praeos in December 2007, $1.4 million was placed in an escrow account to indemnify the Company for the breach of any representation, covenant or obligation by the seller, as specified in the purchase agreement. This amount will be paid out within 18 months of the closing date of the acquisition to the former owners of Praeos.

The Company has agreed to indemnify members of its board of directors and its corporate officers against any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that the individual is or was a director or officer of the Company. The individuals will be indemnified, to the fullest extent permitted by law, against related expenses, judgments, fines and any amounts paid in settlement. The Company also maintains directors and officers insurance coverage in order to mitigate exposure to these indemnification obligations. The maximum amount of future payments is generally unlimited. There was no amount recorded for these indemnification obligations at December 28, 2008, and December 30, 2007. Due to the nature of these obligations, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist related to these indemnifications.
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
8. Defined Contribution Plan
The Company maintains a voluntary defined contribution 401(k) plan for certain qualifying employees, which provides for employee contributions. Participating employees may elect to defer and contribute a percentage of their compensation to the plan, not to exceed the dollar limit set by the Internal Revenue Code. For the years ended December 31, 2008, 2007 and 2006, the maximum deferral amount was 50%, subject to limitations set by the Internal Revenue Code. The Company matches 25% of each employee’s eligible contribution up to 6% of each employee’s gross compensation per paycheck. The Company may, at its discretion, make an additional year-end profit-sharing contribution. No discretionary contributions were made in 2008, 2007 or 2006. Total net expense under the plan amounted to approximately $1.4 million, $1.5 million and $1.4 million in 2008, 2007 and 2006, respectively.
The Company has announced a suspension of the matching contribution to its 401(k) plan effective April 1, 2009. Future matching contributions will be made at the Company’s discretion.
Additionally, Pure Solutions maintains a voluntary defined contribution 401(k) plan for certain qualifying employees, which provides for employee contributions. Participating employees may elect to defer and contribute a percentage of their compensation to the plan, not to exceed the dollar limit set by the Internal Revenue Code. Pure Solutions has the discretion under the plan to match participant deferrals. For 2008, 2007 and 2006, Pure Solutions elected to forego a matching contribution.
During 1999, Venturi established a Supplemental Employee Retirement Plan (the “SERP”) for its then Chief Executive Officer. When this officer retired in February 2000, the annual benefit payable under the SERP was fixed at $150,000 through March 2017. As of December 28, 2008, approximately $0.9 million was accrued for the SERP.
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
Warrants
In the merger, the Company assumed outstanding warrants to purchase 768,997 shares of Venturi (now COMSYS) common stock. The warrants were originally issued on April 14, 2003, in connection with the comprehensive financial restructuring with Venturi’s subordinated note holders. The warrants are exercisable in whole or in part over a 10-year period, and the exercise price is $7.8025 per share. The warrants may be exercised on a cashless basis at the option of the holder. The holders of the warrants are also entitled to participate in dividends declared on common stock as if the warrants were exercised for common stock. In connection with the purchase accounting for the merger, the warrants were recorded at fair value as a component of shareholders’ equity in accordance with Emerging Issues Task Force No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. At December 28, 2008, warrants to purchase 248,654 shares of the Company’s common stock were outstanding.
10. Stock Compensation Plans
The Company has four stock-based compensation plans with outstanding equity awards: the 1995 Equity Participation Plan (“1995 Plan”), the 2003 Equity Incentive Plan (“2003 Equity Plan”), the Amended and Restated COMSYS IT Partners, Inc. 2004 Stock Incentive Plan (“2004 Equity Plan”) and the 2004 Management Incentive Plan (“2004 Incentive Plan”).
Plan Descriptions
In 2003, Venturi terminated the 1995 Plan in connection with its financial restructuring. As a result of the merger, all outstanding options under the 1995 Plan were vested and are exercisable. Although the 1995 Plan has been terminated and no future option issuances will be made under it, the remaining outstanding stock options will continue to be exercisable in accordance with their terms.
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
In connection with the merger, the Company’s Board of Directors adopted and the stockholders approved the 2004 Equity Plan, which was subsequently amended and restated in 2007. Under the 2004 Equity Plan, the Company may grant non-qualified stock options, incentive stock options, restricted stock and other stock-based awards in its common stock to officers, employees, directors and consultants. Options granted under this plan generally vest over a three-year period from the date of grant and have a term of 10 years.
Effective January 1, 2004, Old COMSYS adopted the 2004 Incentive Plan. The 2004 Incentive Plan was structured as a stock issuance program under which certain executive officers and key employees might receive shares of Old COMSYS nonvoting Class D Preferred Stock in exchange for payment at the then current fair market value of these shares. Effective July 1, 2004, 1,000 shares of Class D Preferred Stock were issued by Old COMSYS under the 2004 Incentive Plan. Effective with the merger, these shares were exchanged for a total of 1,405,844 shares of restricted common stock of COMSYS. Of these shares, one-third vested on the date of the merger, one-third vested over a three-year period subsequent to merger, and one-third vested over a three-year period subject to specific performance criteria being met. Effective September 30, 2006, the Compensation Committee of the Company’s Board of Directors (the “Committee”) made certain modifications to the 2004 Incentive Plan after concluding that the performance vesting targets appeared to be unattainable, as noted below. Although there will be no future restricted stock issuances under the 2004 Incentive Plan, the remaining outstanding restricted stock awards will continue to vest in accordance with their terms. In accordance with the terms of the 2004 Incentive Plan, any shares forfeited by participants will be distributed to certain stockholders of Old COMSYS.

Stock Options
A summary of the activity related to stock options granted under the 1995 Plan, the 2003 Equity Plan and the 2004 Equity Plan is as follows:

					Weighted-Average
	1995	2003	2004		Exercise Price
	Plan	Equity Plan	Equity Plan	Total	Per Share

Outstanding at January 1, 2006	2,873	643,400	334,507	980,780	$9.40
Granted	—	—	256,000	256,000	$11.07
Exercised	—	(100,202)	(107,416)	(207,618)	$8.33
Forfeited	(760)	(3,000)	(47,507)	(51,267)	$10.95

Outstanding at December 31, 2006	2,113	540,198	435,584	977,895	$9.98
Granted	—	—	—	—
Exercised	—	(95,198)	(90,485)	(185,683)	$9.46
Forfeited	(863)	—	(14,833)	(15,696)	$27.54

Outstanding at December 30, 2007	1,250	445,000	330,266	776,516	$9.75
Granted	—	—	—	—
Exercised	—	—	(8,200)	(8,200)	$8.55
Forfeited	(527)	(1,387)	(18,336)	(20,250)	$17.94

Outstanding at December 28, 2008	723	443,613	303,730	748,066	$9.54

Exercisable at December 28, 2008	723	411,656	235,064	647,443	$9.43

Available for issuance at December 28, 2008	—	54,422	524,733	579,155

The following table summarizes information related to stock options outstanding and exercisable at December 28, 2008:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
		Contractual Years	Exercise Price per		Exercise Price per
Range of Exercise Prices	Options Outstanding	Remaining	Share	Options Exercisable	Share

$7.80	219,000	4.30	$7.80	219,000	$7.80
$8.55 to $8.88	225,348	5.71	$8.56	193,391	$8.57
$11.05 to $11.98	302,995	5.90	$11.32	234,329	$11.39
$63.25 to $132.75	723	1.11	$100.64	723	$100.64

$7.80 to $132.75	748,066	5.37	$9.54	647,443	$9.43

During 2007, the Company entered into a modification agreement with Mr. Michael H. Barker, its Chief Operating Officer, effective June 1, 2007, amending the vesting schedule for a portion of Mr. Barker’s 100,000 share stock option award dated October 1, 2004. The Committee determined that the performance targets for the 49,990 shares that were originally scheduled to vest over three years would not be met. Therefore, these shares were rescheduled to vest as follows: two-thirds were rescheduled to vest in substantially equal annual installments over the three-year period ending January 1, 2010, and one-third were rescheduled to vest over the same three-year period based on the attainment of the Company’s annual EBITDA target under its management incentive plan. The purpose of these modifications was to retain the services of the executive and provide an incentive for the executive to contribute to the Company’s long-term success after October 1, 2007, when the initial three-year vesting schedule for these options was originally scheduled to expire. All other terms of the original award remained unchanged. On October 1, 2008, the Committee concluded that the annual EBITDA bonus target for its 2008 management incentive plan (the “Original EBITDA Target”) was unattainable, and replaced the annual target with a new EBITDA bonus target for the final six months of 2008 (the “New EBITDA Target”) that was lower on an annualized basis than the Original EBITDA Target by approximately 22%, therefore, the awards issued to Mr. Barker subject to 2008 performance vesting criteria were reduced by approximately 25% at the date of the modification. If the New EBITDA Target was met, 50% of the original awards would vest. If the New EBITDA Target was exceeded, up to 75% of the original awards would vest. On February 13, 2009, the Committee determined that the New EBITDA Target was met; therefore, 50% of the original awards vested and the remaining 25% were forfeited.

The fair value of options granted in 2006 was estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table. The fair value of options modified in 2008 and 2007 was estimated on the date of modification using the Black-Scholes option pricing model based on the assumptions noted in the following table. There were no new options granted in 2008 or 2007.

	2008	2007	2006

Expected life (in years)	6.0	6.0	6.0
Risk-free interest rate	3.000%	4.750%	4.375%
Expected volatility	55.6%	46.8%	45.0%
Dividend yield	0.0%	0.0%	0.0%
Weighted average fair value of options granted or modified	$6.31	$17.29	$5.47
Option valuation models, including the Black-Scholes model used by the Company, require the input of assumptions, including expected life and expected stock price volatility. Due to the limited trading history of the Company’s common stock following the merger, expected stock price volatility for stock option grants or modifications prior to 2007 was based on an analysis of the actual realized historical volatility of the Company’s common stock as well as that of its peers. Beginning in 2007, the expected volatility assumption for stock option grants or modifications was based on actual historical volatility of the Company’s common stock from the period after its December 2005 common stock offering through the quarter ended prior to the grant or modification date. The Company uses historical data to estimate option exercises and employee forfeitures within the valuation model. The expected life is derived from an analysis of historical exercises and remaining contractual life of stock options and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.
Cash received from option exercises was $0.1 million, $1.8 million and $1.7 million in 2008, 2007 and 2006, respectively, and was included in financing activities in the accompanying Consolidated Statements of Cash Flows. The total intrinsic value of options exercised during 2008, 2007 and 2006 was $24,300, $2.3 million and $2.1 million, respectively. The Company has historically used newly issued shares to satisfy option exercises and restricted stock grants and expects to continue to do so in future periods.
Restricted Stock Awards
Restricted stock awards are grants that entitle the holder to shares of common stock as the awards vest. The Company measures the fair value of restricted shares based upon the closing market price of the Company’s common stock on the date of grant. Restricted stock awards that vest in accordance with service conditions are amortized over their applicable vesting period using the straight-line method. For nonvested share awards subject partially or wholly to performance conditions, the Company is required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, the Company will recognize the expense using the straight-line attribution method.

A summary of the activity related to restricted stock granted under the 2004 Equity Plan and the 2004 Incentive Plan is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested balance at January 1, 2006	312,410	$11.20
Granted	578,659	$10.44
Vested	(279,468)	$4.13
Forfeited	(258,051)	$4.64

Nonvested balance at December 31, 2006	353,550	$15.56
Granted	244,000	$21.70
Vested	(87,748)	$16.63
Forfeited	(19,167)	$13.09

Nonvested balance at December 30, 2007	490,635	$18.34
Granted	342,878	$11.09
Vested	(147,227)	$17.35
Forfeited	(79,443)	$17.30

Nonvested balance at December 28, 2008	606,843	$14.62

The shares issued to employees under the 2004 Equity Plan and 2004 Incentive Plan are subject to a three-year time-based vesting requirement, except as noted below, and the compensation expense associated with these shares is amortized using the straight-line method. Forfeitures and grants in the 2006 information above include shares held by the Company’s former Chief Executive Officer, the vesting terms of which were modified in connection with his resignation from the Company (Note 13).
Effective September 30, 2006, the Committee made certain modifications to the 2004 Incentive Plan after concluding that the performance vesting targets appeared to be unattainable. The Committee approved modifications to the vesting targets for the performance vesting shares under which two-thirds of the performance vesting shares held by the remaining participants at the time were rescheduled to vest annually with the passage of time over the three-year period ending January 1, 2010, and one-third of the performance vesting shares held by the remaining participants were rescheduled to vest over the same three-year period based on the attainment of the Company’s annual EBITDA target under its management incentive plan. The purpose of these modifications was to retain the services of the remaining participants in this plan and provide an incentive for the participants to contribute to the Company’s long-term success after January 1, 2007, when all of the original unvested restricted shares would have expired. In addition, under the modification agreements, the participants forfeited a portion of their remaining performance vesting shares and waived their reallocation rights with respect to restricted shares that had been or may in the future be forfeited by other participants in the 2004 Incentive Plan who no longer remain in service with the Company. The Company reversed $0.5 million of stock-based compensation expense in the third quarter of 2006 of the $1.1 million that was recorded in the first six months of 2006 related to those participants who were no longer with the Company, due to the waiver by the remaining participants of the reallocation provision. In accordance with the terms of the 2004 Incentive Plan, these shares will be distributed to certain stockholders of Old COMSYS. On October 1, 2008, the Committee concluded that the annual EBITDA bonus target for its 2008 management incentive plan (the “Original EBITDA Target”) was unattainable, and replaced the annual target with a new EBITDA bonus target for the final six months of 2008 (the “New EBITDA Target”) that was lower on an annualized basis than the Original EBITDA Target by approximately 22%, therefore, the awards issued to Mr. Kerr subject to 2008 performance vesting criteria were reduced by approximately 25% at the date of the modification. If the New EBITDA Target was met, 50% of the original awards would vest. If the New EBITDA Target was exceeded, up to 75% of the original awards would vest. On February 13, 2009, the Committee determined that the New EBITDA Target was met; therefore, 50% of the original awards vested and the remaining 25% were forfeited.
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
Effective June 1, 2007, the Committee approved restricted stock grants to five executive officers, including the Company’s Chief Executive Officer. Half (50%) of these shares will vest in equal annual installments over three years. The remaining shares will performance vest at the end of the three-year period based on the Company’s earnings per share (“EPS”) growth as against the BMO Staffing Stock Index during the three-year period. The performance shares will fully vest if the Company’s EPS growth is in the top 25% of the index. The performance shares will vest 50% or 25% if the Company’s EPS growth is in the second 25% or third 25% of the index, respectively. No shares will vest if the Company’s EPS growth is in the bottom 25% of the index. The vesting percentages will be prorated within individual tiers, except that no shares will vest for EPS growth in the bottom tier.
Effective January 2, 2008, the Committee approved equity grants to five executive officers, including the Company’s Chief Executive Officer. One-quarter (25%) of these shares will vest in equal annual installments over three years. The remaining shares will performance-vest at the end of the three-year period based on the Company’s EPS growth as compared against the BMO staffing stock index during the three-year period. The performance shares will fully vest if the Company’s EPS growth is in the top 25% of the index. The performance shares will vest 50% or 25% if the Company’s EPS growth is in the second 25% or third 25% of the index, respectively. No shares will vest if the Company’s EPS growth is in the bottom 25% of the index. The vesting percentages will be prorated within individual tiers, except that no shares will vest for EPS growth in the bottom tier.
In November 2008, the Committee together with the Company’s Board of Directors determined that the remaining earnout payments under the Plum Rhino purchase agreement were unattainable (Note 3). In order to retain the services of Plum Rhino’s former owners and to provide an incentive for their continued contribution to the Company’s long-term success, the Company’s Board of Directors granted 75,000 restricted shares to these former owners which will vest 15%, 30% and 55% based on Plum Rhino’s achievement of specified annual EBITDA targets in 2009, 2010 and 2011, respectively. The former Plum Rhino owners relinquished their rights to the potential earnout payments in exchange for these shares of restricted stock.
The expense related to the granted and modified performance options and shares described above were estimated assuming that the performance goals will be reached. If such goals are not met, no compensation expense will be recognized and any previously recognized compensation expense will be reversed.
As of December 28, 2008, there was $4.6 million of total unrecognized compensation costs related to nonvested option and restricted stock awards granted under the plans, which are expected to be recognized over a weighted-average period of 20 months. The total fair value of shares and options that vested during 2008 was $2.9 million.
11. Related Party Transactions
Elias J. Sabo, a member of the Company’s board of directors, also serves on the board of directors of The Compass Group, the parent company of Venturi Staffing Partners (“VSP”), a former Venturi subsidiary. VSP provides commercial staffing services to the Company and its clients in the normal course of its business. During 2008, the Company and its clients purchased approximately $12.9 million of staffing services from VSP for services provided to the Company’s vendor management clients. At December 28, 2008, the Company had approximately $1.1 million in accounts payable to VSP.
Frederick W. Eubank II and Courtney R. McCarthy, members of the Company’s board of directors, are employees of Wachovia Investors, Inc., the Company’s largest shareholder and a subsidiary of Wachovia Corporation (“Wachovia”). Plum Rhino provides staffing services to Wachovia in the normal course of its business. During the year ended December 28, 2008, Plum Rhino recorded revenue of approximately $3.7 million related to Wachovia’s purchase of staffing services. At December 28, 2008, Plum Rhino had approximately $0.2 million in accounts receivable from Wachovia.
In January 2007, Inland Partners, L.P. and Links Partners, L.P. (“Inland/Links”) and Wachovia Investors, Inc. sold an aggregate of 2.5 million shares of the Company’s common stock in a secondary underwritten public offering for the benefit of such stockholders. The shares were sold by the selling stockholders pursuant to an effective shelf registration statement that was previously filed with the Securities and Exchange Commission (“SEC”). Both Wachovia Investors, Inc. and Inland/Links have representatives on the Company’s board of directors. The Company did not receive any proceeds from the sale of shares in this offering. The Company paid approximately $0.1 million of expenses in the first quarter of 2007 related to this offering.
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
12. Staff Accounting Bulletin No. 108
In September 2006, the SEC released Staff Accounting Bulletin No. 108, Topic 1N, Financial Statements, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). The transition provisions of SAB 108 permit the Company to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. Prior to 2006, the Company had used cash accounting to record certain commissions and payroll-related tax expenses. In 2006, the Company evaluated the effect the date the expense was incurred would have had on these income statement expenses and related accruals using the rollover method to determine if the effect of the misstatement would be material in any specific period. The Company determined the adjustment would not be material in any specific period and therefore did not restate historical financial statements. The Company adopted this statement retroactively as of January 2, 2006, as permitted, recognizing an adjustment of $2.8 million to accumulated deficit and commission and certain payroll-related tax accruals in its Consolidated Balance Sheet as of January 2, 2006, and $0.3 million to its Consolidated Statement of Operations for the fiscal year ended December 31, 2006. There was no net tax impact related to these corrections due to the full tax valuation allowance on the Consolidated Balance Sheet at December 31, 2006.
13. Executive Officer Resignations
Margaret G. Reed, a former officer of the Company, resigned in January 2006. Pursuant to a resignation agreement, Ms. Reed received severance payments totaling $0.3 million and certain other specified benefits. Also, the Committee approved the payment of additional severance in the amount of $0.1 million to Ms. Reed. Ms. Reed’s unvested restricted shares were repurchased by the Company at a price equal to the amount of Ms. Reed’s original investment and will be distributed to certain stockholders of COMSYS Holding as contemplated by the 2004 Incentive Plan and the modification agreements discussed in Note 10.
Michael T. Willis resigned as the Company’s Chairman and Chief Executive Officer in February 2006. The Company entered into a resignation agreement with Mr. Willis pursuant to which the Company agreed to pay Mr. Willis cash severance payments over a 24-month period in the aggregate amount of $1.2 million, consulting fees of $0.1 million, an expense allowance of $8,250 per month for 12 months and up to $1,000 per month to reimburse him for the cost of health benefits until he reaches the age of 65 or such time as another employer provides benefits. Beginning in July 2007, Mr. Willis was no longer eligible for these health benefit payments. The agreement also provided that in addition to the 282,703 vested shares of common stock that Mr. Willis held at the time under the 2004 Incentive Plan, 204,109 unvested shares of restricted common stock held by Mr. Willis would vest if the average closing price of the Company’s common stock over any consecutive 30-day period ending on or before December 31, 2006, equaled or exceeded $18.67 per share. These shares vested in October 2006.
The Company recorded a $1.9 million charge in its 2006 Consolidated Statement of Operations related to the severance benefits described above and a $0.2 million charge related to the modification of Mr. Willis’ stock awards, as described in Note 10.
Joseph C. Tusa, Jr. resigned as the Company’s Senior Vice President, Chief Financial Officer and Assistant Secretary effective December 24, 2007. The Company entered into a separation agreement with Mr. Tusa, whose employment with the Company terminated on January 2, 2008, pursuant to which Mr. Tusa received an advance payment against his 2007 bonus at target levels. The balance was paid after the completion of the 2007 audit simultaneously with the payment of other bonuses to executive officers. Additionally, 19,980 restricted shares scheduled to vest on January 1, 2008, which Mr. Tusa was entitled to under the terms of the 2004 Incentive Plan, vested (including 6,660 shares which were eligible to vest based on the Company’s achievement of the 2007 bonus target). All remaining, unvested shares held by Mr. Tusa were forfeited.

14. Summary of Quarterly Financial Information (Unaudited)
The Company’s fiscal year ends on the Sunday closest to December 31st and its first three fiscal quarters are 13 calendar weeks each (and each also ends on a Sunday). The following table sets forth quarterly financial information for each quarter in 2008 and 2007, in thousands, except per share amounts:

	2008
	First	Second	Third	Fourth

Revenues from services	$183,383	$184,064	$183,663	$175,998
Costs of services	138,727	139,232	138,483	133,747

Gross profit	44,656	44,832	45,180	42,251

Operating costs and expenses
Selling, general and administrative expenses	34,764	34,291	34,579	33,014
Restructuring costs	—	—	—	637
Depreciation and amortization	1,820	1,898	2,185	2,212
Goodwill impairment	—	—	—	86,800

	36,584	36,189	36,764	122,663

Income (loss) from operations	8,072	8,643	8,416	(80,412)
Interest expense, net	1,603	1,279	1,224	1,351
Other expense (income), net	(53)	(172)	40	(19)

Income (loss) before income taxes	6,522	7,536	7,152	(81,744)
Income tax expense	1,418	1,324	1,105	807

Net income (loss)	$5,104	$6,212	$6,047	$(82,551)

Basic net income (loss) per share	$0.25	$0.31	$0.30	$(4.03)
Diluted net income (loss) per share	$0.25	$0.30	$0.30	$(4.03)
Basic weighted average shares outstanding	19,579	19,592	19,612	19,614
Diluted weighted average shares outstanding	20,617	20,636	20,455	19,614

	2007
	First	Second	Third	Fourth

Revenues from services	$186,208	$186,602	$187,195	$183,260
Costs of services	141,207	139,768	139,945	137,154

Gross profit	45,001	46,834	47,250	46,106

Operating costs and expenses
Selling, general and administrative expenses	35,421	33,140	33,064	33,798
Depreciation and amortization	1,458	1,589	1,653	1,726

	36,879	34,729	34,717	35,524

Income from operations	8,122	12,105	12,533	10,582
Interest expense, net	2,420	2,296	1,993	1,541
Other income, net	(228)	(223)	(18)	(67)

Income before income taxes	5,930	10,032	10,558	9,108
Income tax expense	448	460	941	430

Net income	$5,482	$9,572	$9,617	$8,678

Basic net income per share	$0.28	$0.48	$0.48	$0.43
Diluted net income per share	$0.28	$0.47	$0.48	$0.43
Basic weighted average shares outstanding	18,845	19,243	19,459	19,474
Diluted weighted average shares outstanding	19,754	20,195	20,118	20,392
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has established and maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Accounting Officer (our principal executive officer and principal financial officer, respectively), as appropriate to allow timely decisions regarding required disclosure. As of December 28, 2008, our management, including our Chief Executive Officer and our Chief Accounting Officer, conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting during the year ended December 28, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 28, 2008. Management has engaged Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, to attest to the Company’s internal control over financial reporting. Its report is included herein..

/s/ Larry L. Enterline	/s/ Amy Bobbitt

Larry L. Enterline Chief Executive Officer March 11, 2009	Amy Bobbitt Senior Vice President and Chief Accounting Officer March 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
COMSYS IT Partners, Inc. and Subsidiaries
We have audited COMSYS IT Partners, Inc. and Subsidiaries ‘s internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). COMSYS IT Partners, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, COMSYS IT Partners, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of COMSYS IT Partners, Inc. and Subsidiaries as of December 28, 2008, and December 30, 2007, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2008 of COMSYS IT Partners, Inc. and our report dated March 10, 2009, expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Phoenix, Arizona
March 10, 2009
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 with respect to our code of ethics, compliance with Section 16(a) of the Exchange Act and the directors and nominees for election to our board is incorporated herein by reference to our Proxy Statement for our 2009 Annual Stockholders’ Meeting, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Information regarding our executive officers is contained in this report in Part I, Item 1 “Business—Executive Officers.”
ITEM 11. EXECUTIVE COMPENSATION
Information required by this Item 11 is incorporated herein by reference to our Proxy Statement for our 2009 Annual Stockholders’ Meeting, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 is incorporated herein by reference to our Proxy Statement for our 2009 Annual Stockholders’ Meeting, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this Item 13 is incorporated herein by reference to our Proxy Statement for our 2009 Annual Stockholders’ Meeting, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this Item 14 is incorporated herein by reference to our Proxy Statement for our 2009 Annual Stockholders’ Meeting, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—Years ended December 28, 2008 and December 30, 2007

Consolidated Statements of Operations—Years ended December 28, 2008, December 30, 2007 and December 31, 2006

Consolidated Statements of Comprehensive Income (Loss)—Years ended December 28, 2008, December 30, 2007 and December 31, 2006

Consolidated Statements of Stockholders’ Equity—Years ended December 28, 2008, December 30, 2007 and December 31, 2006

Consolidated Statements of Cash Flows—Years ended December 28, 2008, December 30, 2007 and December 31, 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules: Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the Consolidated Financial Statements or notes thereto.

3.	Exhibits: The exhibits identified in the accompanying Exhibit Index are filed with this report or incorporated herein by reference. Exhibits designated with an “*” are attached. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2009	COMSYS IT PARTNERS, INC.
	By:	/s/ Amy Bobbitt
		Name:	Amy Bobbitt
		Title:	Senior Vice President and Chief Accounting Officer

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
Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities indicated on March 11, 2009:

/s/ Larry L. Enterline Larry L. Enterline	Chief Executive Officer and Director (principal executive officer)

/s/ Amy Bobbitt Amy Bobbitt	Senior Vice President and Chief Accounting Officer (principal financial and accounting officer)

/s/ Frederick W. Eubank II Frederick W. Eubank II	Director

/s/ Courtney R. McCarthy Courtney R. McCarthy	Director

Victor E. Mandel	Director

/s/ Robert Z. Hensley Robert Z. Hensley	Director

/s/ Robert Fotsch Robert Fotsch	Director

Elias J. Sabo	Director

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit			Exhibit
Number	Exhibit Description	Form	Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of COMSYS IT Partners, Inc.	8-K	3.1	October 4, 2004

3.2	Amended and Restated Bylaws of COMSYS IT Partners, Inc.	8-K	3.2	October 4, 2004

3.3	First Amendment to the Amended and Restated Bylaws of COMSYS IT Partners, Inc.	8-K	3.1	May 4, 2005

4.1	Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old COMSYS Holdings stockholders party thereto	8-A/A	4.2	November 2, 2004

4.2	Amendment No. 1 to Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old COMSYS Holdings stockholders party thereto	10-Q	4.2	May 6, 2005

4.3	Amended and Restated Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old Venturi stockholders party thereto	8-A/A	4.3	November 2, 2004

4.4	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old Venturi stockholders party thereto	10-Q	4.4	May 6, 2005

4.7#	Common Stock Purchase Warrant dated as of April 14, 2003, issued by the Company in favor of BNP Paribas	8-K	99.16	April 25, 2003

4.8	Specimen Certificate for Shares of Common Stock	10-K	4.6	April 1, 2005

10.1	Credit Agreement dated as of December 14, 2005, among COMSYS Services LLC, COMSYS Information Technology Services, Inc. and Pure Solutions, Inc., as borrowers, COMSYS IT Partners, Inc. and PFI LLC, as guarantors, COMSYS Services LLC acting in its capacity as borrowing agent and funds administrator for the borrowers, Merrill Lynch Capital, as administrative agent, a lender, sole bookrunner and sole lead arranger, ING Capital LLC, as co-documentation agent and as a lender, Allied Irish Banks PLC, as co-documentation agent and as a lender, GMAC Commercial Finance LLC, as syndication agent and as a lender, and the lenders from time to time party thereto	8-K	10.1	December 15, 2005

10.1a	Consent and First Amendment to Credit Agreement, dated as of March 31, 2006, among COMSYS Services LLC, COMSYS Information Technology Services, Inc. and Pure Solutions, Inc., as borrowers, COMSYS IT Partners, Inc. and PFI LLC, as guarantors, COMSYS Services LLC, acting in its capacity as borrowing agent and funds administrator for the borrowers, Merrill Lynch Capital, as administrative agent, a lender, sole bookrunner and sole lead arranger, ING Capital LLC, as co-documentation agent and as a lender, Allied Irish Banks PLC, as co-documentation agent and as a lender, GMAC Commercial Finance LLC, as syndication agent and as a lender, and the lenders from time to time party thereto	8-K	10.1	September 15, 2006

10.1b	Consent, Waiver and Second Amendment to Credit Agreement, dated as of September 15, 2006, among COMSYS Services LLC, COMSYS Information Technology Services, Inc. and Pure Solutions, Inc., as borrowers, COMSYS IT Partners, Inc., PFI LLC and COMSYS IT Canada, Inc. as guarantors, COMSYS Services LLC, acting in its capacity as borrowing agent and funds administrator for the borrowers, Merrill Lynch Capital, as administrative agent, a lender, sole bookrunner and sole lead arranger, ING Capital LLC, Allied Irish Banks PLC, and BMO Capital Markets Financing, Inc., as co-documentation agents and as lenders, GMAC Commercial Finance LLC, as syndication agent and as a lender, and the lenders from time to time party thereto	8-K	10.2	September 15, 2006

10.1c	Consent and Third Amendment to Credit Agreement, dated as of December 15, 2006, among COMSYS Services LLC, COMSYS Information Technology Services, Inc. and Pure Solutions, Inc., as borrowers, COMSYS IT Partners, Inc., PFI LLC and COMSYS IT Canada, Inc., as guarantors, COMSYS Services LLC, acting in its capacity as borrowing agent and funds administrator for the borrowers, Merrill Lynch Capital, as administrative agent, a lender, sole bookrunner and sole lead arranger, ING Capital LLC, Allied Irish Banks PLC and BMO Capital Markets Financing, Inc., as co-documentation agents and as lenders, GMAC Commercial Finance LLC, as syndication agent and as a lender, and the lenders from time to time party thereto	8-K	10.1	December 18, 2006

10.1d	Consent and Fourth Amendment to Credit Agreement, dated as of March 15, 2007, among COMSYS Services LLC, COMSYS Information Technology Services, Inc. and Pure Solutions, Inc., as borrowers, COMSYS IT Partners, Inc., PFI LLC and COMSYS IT Canada, Inc., as guarantors, COMSYS Services LLC, acting in its capacity as borrowing agent and funds administrator for the borrowers, Merrill Lynch Capital, as administrative agent, a lender, sole bookrunner and sole lead arranger, ING Capital LLC, Allied Irish Banks PLC and BMO Capital Markets Financing, Inc., as co-documentation agents and as lenders, GMAC Commercial Finance LLC, as syndication agent and as a lender, and the lenders from time to time party thereto	10-Q	10.1	May 9, 2007

		Incorporated by Reference
Exhibit			Exhibit
Number	Exhibit Description	Form	Number	Filing Date
10.1e	Consent and Fifth Amendment to Credit Agreement, dated as of May 31, 2007, among COMSYS Services LLC, COMSYS Information Technology Services, Inc. and Pure Solutions, Inc., as borrowers, COMSYS IT Partners, Inc., PFI LLC, COMSYS IT Canada, Inc. and Econometrix, LLC, as guarantors, COMSYS Services LLC, acting in its capacity as borrowing agent and funds administrator for the borrowers, Merrill Lynch Capital, as administrative agent, a lender, sole bookrunner and sole lead arranger, ING Capital LLC, Allied Irish Banks PLC and BMO Capital Markets Financing, Inc., as co-documentation agents and as lenders, GMAC Commercial Finance LLC, as syndication agent and as a lender, and the lenders from time to time party thereto	10-Q	10.1	August 10, 2007

10.1f	Consent and Sixth Amendment to Credit Agreement, dated as of December 12, 2007, among COMSYS Services LLC, COMSYS Information Technology Services, Inc. and Pure Solutions, Inc., as borrowers, COMSYS IT Partners, Inc., PFI LLC, COMSYS IT Canada, Inc., Econometrix, LLC, and Plum Rhino Consulting, LLC, as guarantors, COMSYS Services LLC, acting in its capacity as borrowing agent and funds administrator for the borrowers, Merrill Lynch Capital, as administrative agent, a lender, sole bookrunner and sole lead arranger, ING Capital LLC, Allied Irish Banks PLC and BMO Capital Markets Financing, Inc., as co-documentation agents and as lenders, GMAC Commercial Finance LLC, as syndication agent and as a lender, and the lenders from time to time party thereto	10-K	10.1f	March 12, 2008

10.1g	Consent and Seventh Amendment to Credit Agreement, dated as of December 19, 2007, among COMSYS Services LLC, COMSYS Information Technology Services, Inc. and Pure Solutions, Inc., as borrowers, COMSYS IT Partners, Inc., PFI LLC, COMSYS IT Canada, Inc., Econometrix, LLC, and Plum Rhino Consulting, LLC, as guarantors, COMSYS Services LLC, acting in its capacity as borrowing agent and funds administrator for the borrowers, Merrill Lynch Capital, as administrative agent, a lender, sole bookrunner and sole lead arranger, ING Capital LLC, Allied Irish Banks PLC and BMO Capital Markets Financing, Inc., as co-documentation agents and as lenders, GMAC Commercial Finance LLC, as syndication agent and as a lender, and the lenders from time to time party thereto	10-K	10.1g	March 12, 2008

10.1h	Consent and Eighth Amendment to Credit Agreement, dated as of June 13, 2008, among COMSYS Services LLC, COMSYS Information Technology Services, Inc., Pure Solutions, Inc., Plum Rhino Consulting, LLC, Praeos Technologies, LLC, and TWC Group Consulting, LLC, as borrowers, COMSYS IT Partners, Inc., PFI LLC, COMSYS IT Canada, Inc., Econometrix, LLC, , as guarantors, COMSYS Services LLC, acting in its capacity as borrowing agent and funds administrator for the borrowers, GE Business Financial Services, Inc., as administrative agent, a lender, sole bookrunner and sole lead arranger, ING Capital LLC, Allied Irish Banks PLC and BMO Capital Markets Financing, Inc., as co-documentation agents and as lenders, GMAC Commercial Finance LLC, as syndication agent and as a lender, and the lenders from time to time party thereto	10-Q	10.1	August 6, 2008

10.5	Guaranty, dated as of December 14, 2005, among COMSYS IT Partners, Inc. and PFI LLC, as guarantors, in favor of Merrill Lynch Capital, in its capacity as administrative agent	8-K	10.2	December 15, 2005

10.6	Guaranty, dated as of June 15, 2006, by COMSYS IT Canada, Inc. in favor of Merrill Lynch Capital, in its capacity as administrative agent	8-K	10.3	September 15, 2006

10.7+	2004 Stock Incentive Plan, as Amended and Restated Effective April 13, 2007	Proxy Statement	Appendix A	April 17, 2007

10.8+	2003 Equity Incentive Plan	Proxy Statement	Annex C	June 24, 2003

10.9+	Old COMSYS 2004 Management Incentive Plan	10-K	10.10	April 1, 2005

10.10+*	Second Amended and Restated Employment Agreement dated January 1, 2009, between COMSYS IT Partners, Inc. and Michael H. Barker

10.11+*	First Amended and Restated Employment Agreement dated January 1, 2009, between COMSYS IT Partners, Inc. and Amy Bobbitt

Incorporated by Reference
Exhibit			Exhibit
Number	Exhibit Description	Form	Number	Filing Date
10.12+*	First Amended and Restated Employment Agreement dated January 1, 2009, between COMSYS IT Partners, Inc. and Ken R. Bramlett, Jr.

10.13+*	First Amended and Restated Employment Agreement dated January 1, 2009, between COMSYS IT Partners, Inc. and Larry L. Enterline

10.14+*	Second Amended and Restated Employment Agreement dated January 1, 2009, between COMSYS IT Partners, Inc. and David L. Kerr

10.25+	Form of Indemnification Agreement between COMSYS IT Partners, Inc. and each of the Company’s directors and executive officers	8-K	10.1	May 4, 2005

14.1	Code of Business Conducts and Ethics for COMSYS IT Partners, Inc.	8-K	14.1	May 4, 2005

21.1*	List of Subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	This exhibit is substantially identical to Common Stock Purchase Warrants issued by the Company on the same date to each of Bank of America, N.A. and Bank One, N.A., and to Common Stock Purchase Warrants, reflecting a transfer of a portion of such Common Stock Purchase Warrants, issued by the Company (i) as of the same date to each of Inland Partners, L.P., Links Partners L.P., MatlinPatterson Global Opportunities Partners L.P. and R2 Investments, LDC and (ii) on August 6, 2003 to Mellon HBV SPV LLC.