Form 10-Q
period 2009-03-29
COMSYS IT PARTNERS INC
filed 2009-05-07
CIK 948850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2009.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of May 1, was 20,811,016.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this Quarterly Report on Form 10-Q, including information incorporated by reference, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to the financial condition, results of operations, plans, objectives, future performance and business of COMSYS IT Partners, Inc. and its subsidiaries. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All statements other than statements of historical facts included in, or incorporated into, this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements.
These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, including:
•	economic declines that affect our business, including our profitability, liquidity or the ability to comply with applicable loan covenants;

•	the financial stability of our lenders and their ability to honor their commitments related to our credit agreements;

•	whether governments will amend existing regulations or impose additional regulations or licensing requirements in such a manner as to increase our costs of doing business or restrict access to qualified technology workers;

•	the risk of increased tax rates;

•	adverse changes in credit and capital markets conditions that may affect our ability to obtain financing or refinancing on favorable terms or that may warrant changes to existing credit terms;

•	the financial stability of our customers and other business partners and their ability to pay their outstanding obligations or provide committed services;

•	changes in levels of unemployment and other economic conditions in the United States, or in particular regions or industries;

•	the impact of competitive pressures on our ability to maintain or improve our operating margins, including pricing pressures as well as any change in the demand for our services;

•	the risk in an uncertain economic environment of increased incidences of employment disputes, employment litigation and workers’ compensation claims;

•	our success in attracting, training, retaining and motivating billable consultants and key officers and employees;

•	our ability to shift a larger percentage of our business mix into IT solutions, project management and business process outsourcing and, if successful, our ability to manage those types of business profitably;

•	weakness or reductions in corporate information technology spending levels;

•	our ability to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions;

•	the entry of new competitors into the U.S. staffing services market due to the limited barriers to entry or the expansion of existing competitors in that market;

•	increases in employment-related costs such as healthcare and unemployment taxes;

•	the possibility of our incurring liability for the activities of our billable consultants or for events impacting our billable consultants on our clients’ premises;

•	the risk that we may be subject to claims for indemnification under our customer contracts;

•	the risk that cost cutting or restructuring activities could cause an adverse impact on certain of our operations; and

•	adverse changes to management’s periodic estimates of future cash flows that may affect our assessment of our ability to fully recover our goodwill.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 29,	March 30,
	2009	2008

(In thousands, except per share amounts)
Revenues from services	$162,694	$183,383
Cost of services	124,598	138,727

Gross profit	38,096	44,656

Operating costs and expenses:
Selling, general and administrative	33,183	34,764
Restructuring costs	3,620	—
Depreciation and amortization	2,074	1,820

	38,877	36,584

Operating income (loss)	(781)	8,072
Interest expense, net	952	1,603
Other income, net	(105)	(53)

Income (loss) before income taxes	(1,628)	6,522
Income tax expense	243	1,418

Net income (loss)	$(1,871)	$5,104

Basic net income (loss) per common share	$(0.09)	$0.25
Diluted net income (loss) per common share	$(0.09)	$0.25

Weighted average basic and diluted shares outstanding:
Basic	19,774	19,579
Diluted	19,774	20,617
See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 29,	March 30,
	2009	2008

(In thousands)
Net income (loss)	$(1,871)	$5,104
Foreign currency translation adjustments	5	21

Total comprehensive income (loss)	$(1,866)	$5,125

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 29,	December 28,
	2009	2008
	(Unaudited)	(Note 1)
(In thousands, except share and par value amounts)
Assets
Current assets:
Cash and cash equivalents	$1,215	$22,695
Accounts receivable, net of allowance of $3,596 and $3,232, respectively	193,405	202,297
Prepaid expenses and other	3,660	3,116
Restricted cash	2,487	2,489

Total current assets	200,767	230,597

Fixed assets, net	15,846	16,596
Goodwill	88,709	89,064
Other intangible assets, net	11,058	11,962
Deferred financing costs, net	3,240	1,175
Restricted cash	308	308
Other assets	1,264	1,478

Total assets	$321,192	$351,180

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$138,466	$156,528
Payroll and related taxes	23,812	25,975
Interest payable	295	337
Other current liabilities	9,167	9,728

Total current liabilities	171,740	192,568

Long-term debt	60,013	69,692
Other liabilities	6,965	5,435

Total liabilities	238,718	267,695

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 95,000,000 shares authorized and 20,811,293 shares outstanding in 2009; 95,000,000 shares authorized and 20,465,028 shares outstanding in 2008	207	203
Common stock warrants	1,734	1,734
Accumulated other comprehensive loss	(85)	(90)
Additional paid-in capital	228,211	227,360
Accumulated deficit	(147,593)	(145,722)

Total stockholders’ equity	82,474	83,485

Total liabilities and stockholders’ equity	$321,192	$351,180

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Accumulated
		Common	Other	Additional		Total
	Common	Stock	Comprehensive	Paid-in	Accumulated	Stockholders'
	Stock	Warrants	Income (Loss)	Capital	Deficit	Equity

(In thousands, except share data)
Balance as of December 30, 2007	$201	$1,734	$57	$223,174	$(80,534)	$144,632
Net loss	—	—	—	—	(65,188)	(65,188)
Foreign currency translations	—	—	(147)	—	—	(147)
Issuance of 342,878 shares of restricted common stock	2	—	—	(2)	—	—
Forfeiture of 25,132 vested shares of restricted common stock	—	—	—	(332)	—	(332)
Options exercised for 8,200 shares of common stock	—	—	—	83	—	83
Stock-based compensation	—	—	—	4,437	—	4,437

Balance as of December 28, 2008	203	1,734	(90)	227,360	(145,722)	83,485
Net loss	—	—	—	—	(1,871)	(1,871)
Foreign currency translations	—	—	5	—	—	5
Issuance of 351,500 shares of restricted common stock	4	—	—	(4)	—	—
Forfeiture of 4,902 shares of restricted common stock	—	—	—	(12)	—	(12)
Stock-based compensation	—	—	—	867	—	867

Balance as of March 29, 2009	$207	$1,734	$(85)	$228,211	$(147,593)	$82,474

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 29,	March 30,
	2009	2008

(In thousands)
Cash flows from operating activities
Net income (loss)	$(1,871)	$5,104
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,074	1,820
Restructuring costs	3,223	—
Provision for doubtful accounts	443	18
Stock-based compensation	867	1,100
Amortization of deferred financing costs	228	217
Other noncash expense, net	243	1,418
Loss on asset disposal	2	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	8,420	2,765
Prepaid expenses and other	(525)	(1,183)
Accounts payable	(16,065)	607
Payroll and related taxes	(2,175)	(3,071)
Other	(1,612)	164

Net cash provided by (used in) operating activities	(6,748)	8,959

Cash flows from investing activities
Capital expenditures	(439)	(1,064)
Acquisitions, net of cash acquired	(2,300)	(1,387)

Net cash used in investing activities	(2,739)	(2,451)

Cash flows from financing activities
Repayments under revolving credit facility, net	(9,679)	(5,277)
Cash paid for financing costs	(2,293)	—
Repayments of long-term debt	—	(1,250)
Proceeds from issuance of common stock, net of issuance costs	—	13

Net cash used in financing activities	(11,972)	(6,514)

Effect of exchange rates on cash	(21)	(3)

Net decrease in cash	(21,480)	(9)
Cash, beginning of period	22,695	1,594

Cash, end of period	$1,215	$1,585

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. General
The unaudited consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the U.S.; however, they do include all adjustments of a normal recurring nature that, in the opinion of management, are necessary to present fairly the results of operations of COMSYS IT Partners, Inc. and its subsidiaries (collectively, the “Company”) for the interim periods presented. The consolidated balance sheet information as of December 28, 2008, and the consolidated statement of shareholders’ equity information for the period from December 30, 2007, through December 28, 2008, have been derived from the Company’s audited financial statements but do not include the financial statement footnote information required for audited financial statements. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008, as filed with the Securities and Exchange Commission (the “SEC”). Due to the seasonal nature of the Company’s business, the results of operations for the three months ended March 29, 2009, are not necessarily indicative of results to be expected for the entire fiscal year.
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
The Company’s fiscal year ends on the Sunday closest to December 31st and its first three fiscal quarters are 13 calendar weeks each (and each also ends on a Sunday). The fiscal first quarter-ends for 2009 and 2008 were March 29, 2009, and March 30, 2008, respectively.
The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information. As the Company’s consolidated financial information is reviewed by the chief decision makers, and the business is managed under one operating strategy, the Company operates under one reportable segment. The Company’s principal operations are located in the United States, and the results of operations and long-lived assets in geographic regions outside of the United States are not material. During the three months ended March 29, 2009, and March 30, 2008, no individual customer accounted for more than 10% of the Company’s consolidated revenues.
2. Business Combinations
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
On October 31, 2005, the Company purchased all of the outstanding stock of Pure Solutions, Inc. (“Pure Solutions”), an information technology services company with operations in California. This acquisition was not material to the Company’s business. The purchase price was comprised of a $7.5 million cash payment at closing plus up to $8.25 million of earnout payments over three years. In connection with the purchase, the Company recorded a customer list intangible asset in the amount of $6.6 million, which was valued using a discounted cash flow analysis. The fair value of Pure Solutions’ net identifiable assets exceeded the initial purchase price by $1.1 million, and this amount was recorded as a liability at the date of purchase. The final earnout period ended in 2008, and the total amount of earnout payments made was $8.25 million. The final payment of $2.0 million was made in January 2009 in accordance with the terms of the purchase agreement. These earnouts were recorded to goodwill, except for $1.1 million, which was charged to the liability. The operations of Pure Solutions are included in the Consolidated Statements of Operations for periods subsequent to the purchase.
On May 31, 2007, the Company purchased all of the issued and outstanding membership interests in Plum Rhino Consulting, LLC (“Plum Rhino”), a specialty staffing services provider to the financial services industry with offices in Georgia, Illinois, Missouri and North Carolina. This acquisition was not material to the Company’s business. The purchase price included the issuance of 253,606 shares of the Company’s common stock to the Plum Rhino members, debt payments of approximately $0.2 million and up to $3.7 million of earnout payments based on Plum Rhino’s achievement of specified annual EBITDA targets over a three-year period. The former owners of Plum Rhino and the Company have agreed that the earnout target was not met for the first period. In November 2008, the remaining earnout payments were determined by the Company’s Board of Directors to be unattainable. In order to retain the services of Plum Rhino’s former owners and to provide an incentive for their continued contribution to the Company’s long-term success, the Company’s Board of Directors granted 75,000 restricted shares to these former owners, which will vest based on Plum Rhino’s achievement of specified annual EBITDA targets over a three-year period in exchange for the former Plum Rhino owners relinquishing their rights to the additional earnout payments under the purchase agreement. In connection with the purchase, the Company recorded a customer list intangible asset in the amount of $3.2 million, which was valued using a discounted cash flow analysis, $2.2 million of goodwill and $0.6 million of tangible net assets. The operations of Plum Rhino are included in the Consolidated Statements of Operations subsequent to the purchase.
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
On December 19, 2007, the Company purchased the assets and assumed specified liabilities of T. Williams Consulting, LLC (“TWC”), a Philadelphia-based provider of recruitment process outsourcing and specialty human resources consulting services. This acquisition was not material to the Company’s business. Subsequent to the purchase, the Company changed the name of TWC to TAPFIN, LLC. The purchase price was comprised of a $16.5 million cash payment at closing plus up to a $7.5 million earnout payment based on TWC’s achievement of a specified annual EBITDA target in 2008. The former owners of TWC and the Company have agreed that the earnout target was not met for the period. In connection with the purchase, the Company recorded a customer list intangible asset in the amount of $2.8 million, which was valued using a discounted cash flow analysis, an assembled methodology intangible asset in the amount of $0.2 million, which was valued using an estimated development cost analysis, $11.8 million of goodwill and $1.7 million of tangible net assets. The operations of TWC are included in the Consolidated Statements of Operations subsequent to the purchase.
On June 26, 2008, the Company purchased all of the issued and outstanding stock in ASET International Services Corporation (“ASET”), a Virginia-based provider of globalization, localization and interactive language services. This acquisition was not material to the Company’s business. The purchase price was comprised of a $5.0 million cash payment at closing, $1.0 million in notes payable to the former owners and up to a $1.0 million earnout payment based on ASET’s achievement of a specified EBITDA target over the 12 months following the acquisition. As of March 29, 2009, the Company has accrued $1.0 million related to the potential earnout payment, and this amount has been charged to goodwill. The notes accrue interest at the rate of 6% annually. In April 2009, the Company paid $30,000 of accrued interest. Interest accrued as of June 30, 2009, will be paid on that date, with the remaining interest payable in six-month increments. The notes are included in other liabilities on the Consolidated Balance Sheets. In connection with the purchase, the Company recorded a customer list intangible asset in the amount of $2.1 million, which was valued using a discounted cash flow analysis, $1.9 million of goodwill and $2.0 million of tangible net assets. The operations of ASET are included in the Consolidated Statements of Operations subsequent to the purchase.

None of these acquisitions, individually or in aggregate, required financial statement filings under Rule 3-05 of Regulation S-X.
3. Fair Value of Financial Instruments
The Company follows SFAS No. 157, Fair Value Measurements (“SFAS 157”), as a framework for measuring fair value and uses fair value measurements in areas that include, but are not limited to: the allocation of purchase price consideration to acquired tangible and identifiable intangible assets, impairment testing of goodwill and long-lived assets and stock-based compensation arrangements. The carrying values of cash, accounts receivable, restricted cash, accounts payable, and payroll and related taxes approximate their fair values due to the short-term maturity of these instruments. The carrying value of the Company’s revolving line of credit, senior term loan and interest payable approximates fair value due to the variable nature of the interest rates under the Company’s senior credit agreement. However, considerable judgment is required in interpreting data to develop the estimates of fair value.
4. Restructuring Costs
In November 2008, the Company announced a restructuring plan designed to improve operational efficiencies by relocating certain administrative functions primarily from the Washington DC area and Portland, Oregon into its new Phoenix customer service center facility. The plan has essentially been completed. The costs associated with this plan were approximately $1.0 million higher than originally estimated. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview of First Quarter 2009 Results.” The Company expects to record restructuring charges from this plan through the second quarter of 2009. All of these charges are expected to result in future cash expenditures. These charges primarily will relate to employee termination benefits and lease abandonment costs for the Company’s Washington DC area facility.
The change in the restructuring liability during 2008 and the three months ended March 29, 2009, is set forth below, in thousands:

	Employee
	severance	Lease costs	Total

Balance as of December 30, 2007	$—	$355	$355
Adjustments	—	—	—
Charges	453	64	517
Cash payments	(41)	(177)	(218)

Balance as of December 28, 2008	412	242	654
Adjustments	—	—	—
Charges	215	3,195	3,410
Cash payments	(248)	(75)	(323)

Balance as of March 29, 2009	$379	$3,362	$3,741

The Company recorded additional restructuring charges related to lease abandonment costs in the first quarter of 2009 related to its reduction in space at the Company’s Washington DC area facility. These lease charges will be paid from 2009 through 2014.
5. Long-Term Debt
Long-term debt was $60.0 million and $69.7 million at March 29, 2009, and December 28, 2008, respectively. These amounts were made up entirely of borrowings under our revolving credit agreement (“revolver” or “senior credit agreement”).
In March 2009, the Company entered into a Ninth Amendment to its senior credit agreement (the “Amendment”). Among other things, the Amendment provided for (i) a decrease in the Company’s borrowing capacity under its existing revolving credit facility from $160.0 million to $110.0 million, (ii) an extension of the maturity date for the facility for an additional two years to March 31, 2012, and (iii) increases in the applicable interest rates under the facility to LIBOR plus a margin of 3.75% or, at the Company’s option, the prime rate plus a margin of 2.75%. The Amendment also permits the Company to make up to $10.0 million in stock redemptions and/or dividend payments in the aggregate subject to the terms and conditions specified.
The Company pays a quarterly commitment fee of 0.75% per annum on the unused portion of the revolver. The Company and certain of its subsidiaries guarantee the loans and other obligations under the senior credit agreement. The obligations under the senior credit agreement are secured by a perfected first priority security interest in substantially all of the assets of the Company and its U.S.

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
Borrowings under the revolver are limited to 85% of eligible accounts receivable, as defined in the senior credit agreement, as amended, reduced by the amount of outstanding letters of credit and designated reserves. At March 29, 2009, these designated reserves were:
•	a $5.0 million minimum availability reserve,

•	a $1.5 million reserve for outstanding letters of credit, and
•	a $1.0 million reserve for the ASET acquisition earnout.
At March 29, 2009, the Company had outstanding borrowings of $60.0 million under the revolver at interest rates ranging from 4.3% to 6.0% per annum (weighted average rate of 4.3%) and excess borrowing availability under the revolver of $48.5 million for general corporate purposes. Fees paid on outstanding letters of credit are equal to the LIBOR margin then applicable to the revolver, which at March 29, 2009, was 3.75%. At March 29, 2009, outstanding letters of credit totaled $1.5 million.
The Company’s credit facilities contain a number of covenants that, among other things, restrict its ability to:
•	incur additional indebtedness;

•	paying more than $10 million for stock repurchases and dividends;

•	incur liens;

•	make capital expenditures;

•	make certain investments or acquisitions;

•	repay debt; and

•	dispose of property.
In addition, under the credit facilities, there are springing financial covenants that would require the Company to satisfy a minimum fixed charge coverage ratio and a maximum total leverage ratio if our excess availability falls below $25 million. A breach of any covenants governing the Company’s debt would permit the acceleration of the related debt and potentially other indebtedness under cross-default provisions. As of March 29, 2009, we were in compliance with these requirements.
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
6. Income Taxes
The income tax expense of $0.2 million for the three months ended March 29, 2009, contains expenses totaling $0.2 million for miscellaneous state and foreign income taxes.
The Company records an income tax valuation allowance when it is more likely than not that certain deferred tax assets will not be realized. The Company carried a valuation allowance against most of its deferred tax assets as of March 29, 2009. These deferred tax items represent expenses or operating losses recognized for financial reporting purposes, which will result in tax deductions over varying future periods. The judgments, assumptions and estimates that may affect the amount of the valuation allowance include estimates of future taxable income, timing or amount of future reversals of existing deferred tax liabilities and other tax planning strategies that may be available to the Company. The Company will evaluate quarterly its estimates of the recoverability of its deferred tax assets based on its assessment of whether it’s more likely than not that any portion of these fully reserved assets become recoverable through future taxable income. At such time that the Company no longer has a reserve for its deferred tax assets, it will record a deferred tax asset and related tax benefit in the period the valuation allowance is reversed, and it will begin to provide for taxes at the full statutory rate.

As of March 29, 2009, the Company had $65.1 million in net deferred tax assets and had recorded a valuation allowance against $64.3 million of those assets. The increase in the valuation allowance from December 28, 2008, resulted primarily from pre-tax book net loss recorded during the three months ended March 29, 2009.
The Company’s net deferred tax assets are substantially offset with a valuation allowance as discussed above. For the years ended December 28, 2008 and prior, a portion of its fully reserved deferred tax assets that become realized through operating profits were recognized as a reduction to goodwill to the extent they related to benefits acquired in the merger. This resulted in a deferred tax expense in the year the acquired deferred tax assets were utilized. This portion of deferred tax expense represented the consumption of pre-merger deferred tax assets that were acquired with zero basis. In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, the Company calculated a goodwill bifurcation ratio in the year of the merger to determine the amount of deferred tax expense that should be offset to goodwill prospectively.
Due to the adoption of SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), effective for fiscal 2009 and forward, no expense will be required to be recorded when there is a release of the valuation allowance on Venturi’s acquired net deferred tax assets from the merger. The offset to the deferred tax expense will be recorded as income tax expense in lieu of goodwill.
The Company has not paid United States federal income tax on the undistributed foreign earnings of its foreign subsidiaries as it is the Company’s intent to reinvest such earnings in its foreign subsidiaries. Pretax income attributable to the Company’s profitable foreign operations amounted to $0 and $0.1 million in the three months ended March 29, 2009, and March 30, 2008, respectively.
The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In the event it has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense. For the three months ended March 29, 2009, and March 30, 2008, the Company has not recorded any interest or penalties.
7. Net Income (Loss) Per Share
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
Potentially dilutive securities at March 29, 2009, include 248,654 warrants to purchase the Company’s common stock. The warrant holders are entitled to participate in dividends declared on common stock as if the warrants were exercised for common stock. As a result, for purposes of calculating basic net income (loss) per common share, income (loss) attributable to warrant holders has been excluded from net income (loss).
Additionally, potentially dilutive securities include 779,348 unvested restricted shares at March 29, 2009. The unvested restricted stock holders are entitled to participate in dividends declared on common stock as if the shares were fully vested. As a result, for purposes of calculating basic net income (loss) per common share, income (loss) attributable to unvested restricted stock holders has been excluded from net income (loss).

The computation of basic and diluted net income (loss) per share is as follows, in thousands, except per share amounts:

	Three Months Ended
	March 29,	March 30,
	2009	2008

Net income (loss) attributable to common stockholders — basic	$(1,779)	$4,905
Net income (loss) attributable to unvested restricted stock holders	(69)	138
Net income (loss) attributable to warrant holders	(23)	61

Total net income (loss)	$(1,871)	$5,104

Weighted average common shares outstanding — basic	19,774	19,579
Add: dilutive restricted stock, stock options and warrants	—	1,038

Diluted weighted average common shares outstanding	19,774	20,617

Basic net income (loss) per common share	$(0.09)	$0.25
Diluted net income (loss) per common share	$(0.09)	$0.25
For the three months ended March 29, 2009, and March 30, 2008, 1,362,377 shares and 350,169 shares, respectively, attributable to outstanding stock options, warrants and restricted stock were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been antidilutive.
8. Commitments and Contingencies
The Company has agreed to indemnify members of its board of directors and its corporate officers against any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that the individual is or was a director or officer of the Company. The individuals will be indemnified, to the fullest extent permitted by law, against related expenses, judgments, fines and any amounts paid in settlement. The Company also maintains directors and officers insurance coverage in order to mitigate exposure to these indemnification obligations. The maximum amount of future payments is generally unlimited. There was no amount recorded for these indemnification obligations at March 29, 2009, and December 28, 2008. Due to the nature of these obligations, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist related to these indemnifications.
The Company leases various office space and equipment under noncancelable operating leases expiring through 2018. Certain leases include free rent periods, rent escalation clauses and renewal options. Rent expense is recorded on a straight-line basis over the term of the lease. Rent expense was $2.2 million and $1.8 million for the three months ended March 29, 2009, and March 30, 2008, respectively. Sublease income was $0.2 million and $0.1 million for the three months ended March 29, 2009, and March 30, 2008, respectively.
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
In connection with the purchase of Praeos in December 2007, $1.4 million was placed in an escrow account to indemnify the Company for the breach of any representation, covenant or obligation by the seller, as specified in the purchase agreement. This amount will be paid out within 18 months of the closing date of the acquisition to the former owners of Praeos if there are no claims.
The Company has entered into employment agreements with certain of its executives covering, among other things, base salary, incentive bonus determinations and payments in the event of termination or a change of control of the Company.

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
9. Stock Compensation Plans
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
In connection with the merger, the Company’s Board of Directors adopted and the stockholders approved the 2004 Equity Plan, which was subsequently amended and restated in 2007. Under the 2004 Equity Plan, the Company may grant non-qualified stock options, incentive stock options, restricted stock and other stock-based awards in its common stock to officers, employees, directors and consultants. Options granted under this plan generally vest over a three-year period from the date of grant and have a term of 10 years. Restricted stock awards granted under this plan generally vest over a three-year period from the date of grant.
Effective January 1, 2004, Old COMSYS adopted the 2004 Incentive Plan. The 2004 Incentive Plan was structured as a stock issuance program under which certain executive officers and key employees might receive shares of Old COMSYS nonvoting Class D Preferred Stock in exchange for payment at the then current fair market value of these shares. Effective July 1, 2004, 1,000 shares of Class D Preferred Stock were issued by Old COMSYS under the 2004 Incentive Plan. Effective with the merger, these shares were exchanged for a total of 1,405,844 shares of restricted common stock of COMSYS. Of these shares, one-third vested on the date of the merger, one-third was scheduled to vest over a three-year period subsequent to merger, and one-third was scheduled to vest over a three-year period subject to specific performance criteria being met. Effective September 30, 2006, the Compensation Committee of the Company’s Board of Directors (the “Committee”) made certain modifications to the 2004 Incentive Plan after concluding that the performance vesting targets appeared to be unattainable, as noted below. Although there will be no future restricted stock issuances under the 2004 Incentive Plan, the remaining outstanding restricted stock awards will continue to vest in accordance with their terms. In accordance with the terms of the 2004 Incentive Plan, any shares forfeited by participants will be distributed to certain stockholders of Old COMSYS.

Stock Options
A summary of the activity related to stock options granted under the 1995 Plan, the 2003 Equity Plan and the 2004 Equity Plan is as follows:

					Weighted-Average
	1995	2003	2004		Exercise Price
	Plan	Equity Plan	Equity Plan	Total	Per Share

Outstanding at December 30, 2007	1,250	445,000	330,266	776,516	$9.75
Granted	—	—	—	—
Exercised	—	—	(8,200)	(8,200)	$8.55
Forfeited	(527)	(1,387)	(18,336)	(20,250)	$17.94

Outstanding at December 28, 2008	723	443,613	303,730	748,066	$9.54
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	(1,387)	(3,333)	(4,720)	$10.32

Outstanding at March 29, 2009	723	442,226	300,397	743,346	$9.54

Exercisable at March 29, 2009	723	425,529	300,397	726,649	$9.56

Available for issuance at March 29, 2009	—	55,809	181,801	237,610

The following table summarizes information related to stock options outstanding and exercisable under the Company’s stock-based compensation plans at March 29, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Contractual	Average		Average
	Options	Years	Exercise Price	Options	Exercise Price
Range of Exercise Prices	Outstanding	Remaining	per Share	Exercisable	per Share

$7.80	219,000	4.04	$7.80	219,000	$7.80
$8.55 to $8.88	223,961	5.34	$8.56	207,264	$8.57
$11.05 to $11.98	299,662	5.68	$11.32	299,662	$11.32
$63.25 to $132.75	723	0.86	$100.64	723	$100.64

$7.80 to $132.75	743,346	5.09	$9.54	726,649	$9.56

For additional vesting information on stock option grants issued or modified prior to 2009, see Footnote 10 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.
Cash received from option and warrant exercises during the three months ended March 29, 2009, and March 30, 2008, was $0 in both periods. The total intrinsic value of options exercised during the three months ended March 29, 2009, and March 30, 2008, was $0 in both periods. The Company has historically used newly issued shares to satisfy stock option exercises and expects to continue to do so in future periods.
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

A summary of the activity related to restricted stock granted under the 2004 Equity Plan and the 2004 Incentive Plan is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested balance at December 30, 2007	490,635	$18.34
Granted	342,878	$11.09
Vested	(147,227)	$17.35
Forfeited	(79,443)	$17.30

Nonvested balance at December 28, 2008	606,843	$14.62
Granted	351,500	$2.42
Vested	(178,662)	$15.37
Forfeited	(333)	$20.21

Nonvested balance at March 29, 2009	779,348	$8.94

The nonvested shares in the table above issued to non-executive employees are subject to a three-year time-based vesting requirement. The nonvested shares issued to executive officers are subject to either a three-year time-based vesting requirement or a three-year performance-based vesting requirement. The compensation expense associated with these shares is amortized using the straight-line method. For additional vesting information on restricted stock grants issued or modified prior to 2009, see Footnote 10 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.
Effective January 2, 2009, the Committee approved equity grants to five executive officers, including the Company’s Chief Executive Officer. These shares are 100% performance-based, and will vest (if at all) at the end of the three-year period ending December 31, 2011, based on the Company’s earnings per share (“EPS”) growth as against the BMO staffing stock index during the three-year period. The shares will fully vest if the Company’s EPS growth is in the top 25% of the index. The shares will vest 50% or 25% if the Company’s EPS growth is in the second 25% or third 25% of the index, respectively. No shares will vest if the Company’s EPS growth is in the bottom 25% of the index. The vesting percentages will be prorated within individual tiers, except that no shares will vest for EPS growth in the bottom tier.
As of March 29, 2009, there was $4.6 million of total unrecognized compensation costs related to nonvested option and restricted stock awards granted under the plans, which are expected to be recognized over a weighted-average period of 20 months. The total fair value of shares and options that vested during the three months ended March 29, 2009, was $3.2 million.
10. Related Party Transactions
Elias J. Sabo, a member of the Company’s board of directors, also serves on the board of directors of The Compass Group, the parent company of StaffMark. StaffMark provides commercial staffing services to the Company and its clients in the normal course of its business. During the three months ended March 29, 2009, the Company and its clients purchased approximately $1.7 million of staffing services from StaffMark for services provided to the Company’s vendor management clients. At March 29, 2009, the Company had approximately $0.6 million in accounts payable to StaffMark.
Frederick W. Eubank II and Courtney R. McCarthy, members of the Company’s board of directors, are employees of Wachovia Investors, Inc., the Company’s largest shareholder and a subsidiary of Wachovia Corporation (“Wachovia”). Plum Rhino provides staffing services to Wachovia in the normal course of its business. During the three months ended March 29, 2009, Plum Rhino recorded revenue of approximately $1.0 million related to Wachovia’s purchase of staffing services. At March 29, 2009, Plum Rhino had approximately $0.2 million in accounts receivable from Wachovia.
In June 2008, the Company received proceeds from Amalgamated Gadget, LP, a greater than 10% shareholder at that time, equal to the profits realized on sales of Company stock that was purchased and sold within a six-month or less time frame. Under Section 16(b) of the Securities and Exchange Act, the profits realized from these transactions by the greater than 10% shareholder must be disgorged to the Company under certain circumstances. The Company received proceeds of approximately $164,209 related to these transactions.

11. Recent Accounting Pronouncements
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In February 2008, the FASB also issued FSP No. 157-1 that would exclude leasing transactions accounted for under SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”), which applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and defines additional key criteria in determining the fair value of a financial asset when the market for that financial asset is not active. The Company adopted the SFAS 157 guidance in its fiscal first quarter of 2009. The adoption of the SFAS 157 guidance did not have a material effect on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which provides new accounting requirements for business combinations. SFAS 141(R) defines a business combination as a transaction or other event in which an acquirer obtains control of one of more businesses. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted SFAS 141(R) in its fiscal first quarter of 2009. The adoption of SFAS 141(R) did have a material impact on its income tax provision calculated for the quarter. SFAS 141(R) requires any future release of the existing tax valuation allowance related to acquired tax benefits in a purchase business combination when reversed, will be reflected as an income tax benefit in its Consolidated Statement of Operations. Under the previous accounting standards, the reversal would have been recorded to goodwill as well as income tax expense. As a result, the Company expects its reported income tax expense to decline in 2009.
In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The Company adopted FSP FAS 142-3 in its fiscal first quarter of 2009. The adoption of FSP FAS 142-3 did not have a material effect on the Company’s consolidated financial statements.
In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The Company adopted FSP EITF 03-6-1 in its fiscal first quarter of 2009. The adoption of EITF 03-6-1 did not have a material effect on the Company’s consolidated financial statements.
12. Subsequent Event
On April 30, 2009, the Company announced that its Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time until its termination on April 27, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere in this report, as well as other reports we file with the Securities and Exchange Commission. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this report and in the sections entitled “Risk Factors” included in this report and our Annual Report on Form 10-K for the fiscal year ended December 28, 2008.
Our Business
COMSYS IT Partners, Inc. and our wholly-owned subsidiaries (collectively, “us,” “our” or “we”) provide a full range of specialized IT staffing and project implementation services, including website development and integration, application programming and development, client/server development, systems software architecture and design, systems engineering and systems integration. We also provide services that complement our IT staffing services, such as vendor management, project solutions, process solutions and permanent placement of IT professionals. Our TAPFIN Process Solutions division offers total human capital fulfillment and management solutions within three core service areas: vendor management services, services procurement management and recruitment process outsourcing. We operate through the following wholly-owned subsidiaries:
•	COMSYS Services, LLC (“COMSYS Services”), an IT staffing services provider,

•	COMSYS Information Technology Services, Inc. (“COMSYS IT”), an IT staffing services provider,

•	Pure Solutions, Inc. (“Pure Solutions”), an information technology services company,

•	Econometrix, LLC (“Econometrix”), a vendor management systems software provider,

•	Plum Rhino Consulting LLC (“Plum Rhino”), a specialty staffing services provider to the financial services industry,

•	Praeos Technologies, Inc. (“Praeos”), a business intelligence and business analytics consulting services provider,

•	TAPFIN, LLC (“TAPFIN”), a provider of vendor management services, recruitment process outsourcing services and human resources consulting, and

•	ASET International Services, Inc. (“ASET”), a globalization, localization and interactive language services provider.
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
Our fiscal year ends on the Sunday closest to December 31st and our first three fiscal quarters each have 13 weeks and also end on a Sunday. Therefore, the fiscal first quarter-ends for 2009 and 2008 were March 29, 2009, and March 30, 2008, respectively.
Overview of First Quarter 2009
Revenue for the first quarter of 2009 was $162.7 million, down from $183.4 million for the first quarter of 2008. Net loss in the first quarter was $1.9 million, down from net income of $5.1 million in the first quarter of last year. The first quarter of 2008 included the previously discussed non-cash compensation charge associated with the Praeos acquisition.
During the quarter we completed a two-year extension of our debt facility to March 2012 that should give us the financial flexibility to make appropriate investments in our business and maintain our infrastructure through the duration of this recession. It also allows us to repurchase common stock or pay dividends subject to stated conditions, and we have been authorized by our Board of Directors to repurchase up to $5 million of our common stock from time to time over the next year based on management’s evaluation of market conditions and other factors.
Results for the first quarter of 2009 also included restructuring costs of approximately $3.6 million, with the majority of this charge related to our Washington, DC area lease. The restructuring we announced in November 2008 has essentially been completed, and the cost associated with the restructuring was approximately $1 million higher than originally expected. The increase was primarily due to the deteriorating sublease market in the area of our Washington, D.C. area lease, where we have abandoned substantial back office space. As a result of these conditions, we lowered our expectations for a sublease recovery on that space from what was originally estimated.
2009 Priorities
We attribute our first quarter performance in large part to obtaining to new clients, our success in remaining on existing client vendor lists, the performance of our TAPFIN and globalization service lines as well as the focus on productivity and efficiency in our operations that we have had over the last several quarters. Our priorities for the balance of this year are centered on our clients, our employees, the productivity and efficiency of our operations and our liquidity. We have taken an approach we consider to be conservative in light of the broader trends we see in the economic data.
We plan to continue our focus on TAPFIN and its business model, which has significant advantage to clients who need to gain efficiencies in their operations. Our operating efficiency is of particular importance. We continue to refine our hiring process with the goal of hiring and retaining top talent. At the same time, we are implementing targeted training programs to increase productivity among our existing sales and recruiting forces. Additionally, our balance sheet is strong, and we will continue to review acquisitions in the normal course of our business; however, due to current market conditions we will be much more selective in pursuing opportunities this year. With our credit agreement extended, our primary balance sheet focus for the remainder of 2009 will be on continuing to further reduce our debt balance, along with selectively repurchasing our stock based on prevailing market conditions.
Results of Operations
Three Months Ended March 29, 2009, Compared to Three Months Ended March 30, 2008
The following table sets forth the percentage relationship to revenues of certain items included in our unaudited Consolidated Statements of Operations, in thousands, except percentages and headcount amounts:

	Three Months Ended		Percent of Revenues		Percent Change
	March 29,	March 30,	March 29,	March 30,	2009 $ vs.
	2009	2008	2009	2008	2008 $

Revenues from services	$162,694	$183,383	100.0%	100.0%	-11.3%
Cost of services	124,598	138,727	76.6%	75.6%	-10.2%

Gross profit	38,096	44,656	23.4%	24.4%	-14.7%

Operating costs and expenses:
Selling, general and administrative	33,183	34,764	20.4%	19.0%	-4.5%
Restructuring costs	3,620	—	2.2%	0.0%	NA
Depreciation and amortization	2,074	1,820	1.3%	1.0%	14.0%

	38,877	36,584	23.9%	20.0%	6.3%

Operating income (loss)	(781)	8,072	-0.5%	4.4%	-109.7%
Interest expense, net	952	1,603	0.6%	0.8%	-40.6%
Other income, net	(105)	(53)	-0.1%	0.0%	98.1%

Income (loss) before income taxes	(1,628)	6,522	-1.0%	3.6%	-125.0%
Income tax expense	243	1,418	0.2%	0.8%	-82.9%

Net income (loss)	$(1,871)	$5,104	-1.2%	2.8%	-136.7%

Billable hours during the period	2,092,521	2,321,669
We recorded an operating loss of $0.8 million and a net loss of $1.9 million in the first quarter of 2009 compared to operating income of $8.1 million and net income of $5.1 million in the first quarter of 2008. The decrease in net income was due primarily to lower revenue and an increase in restructuring costs. Additionally, management has decided to maintain our infrastructure through the duration of this recession, which has resulted in selling, general and administrative expenses decreasing at a slower rate than revenue. As a result selling, general and administrative expenses have increased as a percentage of revenue.
Revenues. Revenues for the first quarters of 2009 and 2008 were $162.7 million and $183.4 million, respectively, a decrease of 11.3%. The decrease was due primarily to a decrease in billable hours between periods on lower average headcount. Reimbursable expense revenue increased to $3.4 million in the first quarter of 2009 from $3.0 million in the first quarter of 2008. This increase had no impact on gross margin dollars as the related reimbursable expense was recognized in the same period. We continued to see bill rate pressures from our customers, particularly among Fortune 500 clients. Revenues from the pharmaceutical/biotechnology and government sectors increased in the first quarter of 2009 from the first quarter of 2008. These increases were partially offset by revenue decreases in the telecommunications and financial services sectors, respectively, over the same period.
Cost of Services. Cost of services for the first quarters of 2009 and 2008 were $124.6 million and $138.7 million, respectively, a decrease of 10.2%. The decrease was due primarily to decreases in billable headcount between periods partially offset by the increase in reimbursable expenses. Cost of services as a percentage of revenue increased to 76.6% in the first quarter of 2009 from 75.6% in the first quarter of 2008 due to the downward pricing pressure from customers and the market place, which could only be partially mitigated by reductions in average pay rates.
Selling, General and Administrative Expenses. Selling, general and administrative expenses in the first quarters of 2009 and 2008 were $33.2 million and $34.8 million, respectively, a decrease of 4.5%. The decrease was due primarily to our targeted selling, general and administrative reductions as well as the non-cash charge of approximately $0.8 million in the first quarter of 2008 for additional employee compensation relating to the Praeos purchase. Included in these amounts are $0.9 million and $1.1 million of stock-based compensation, respectively. As a percentage of revenue, selling, general and administrative expenses increased to 20.4% in the first quarter of 2009 from 19.0% in the first quarter of 2008.
Restructuring Costs. Restructuring costs for 2009 were $3.6 million, or 2.2% of revenue. These employee termination benefits and lease abandonment costs related primarily to the relocation of certain administrative functions into our new Phoenix customer service center facility.
Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation of our fixed assets and amortization of our customer base intangible assets. For the first quarters of 2009 and 2008, depreciation and amortization expense was $2.1 million and $1.8 million, respectively, an increase of 14.0%. The increase in depreciation and amortization expense was primarily due to the depreciation of our enterprise software system and the amortization of intangible assets resulting from previous acquisitions.
Interest Expense, Net. Interest expense, net, was $1.0 million and $1.6 million in the first quarters of 2009 and 2008, respectively, a decrease of 40.6%. The decrease was due to our overall debt reduction, which was partially offset by an increase in interest rates and the amortization of deferred financing costs after our March 2009 debt refinancing.
Provision for Income Taxes. The income tax expense of $0.2 million for the three months ended March 29, 2009, contains expenses totaling $0.2 million for miscellaneous state and foreign income taxes. Our net deferred tax asset is substantially offset with a valuation allowance. Prior to 2009, a portion of our fully-reserved deferred tax assets that became realized through operating profits was recognized as a reduction to goodwill to the extent it related to benefits acquired in the merger. This resulted in deferred tax expense as the assets were utilized. This portion of deferred tax expense represented the consumption of pre-merger deferred tax assets that were acquired with zero basis. In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, we calculated a goodwill bifurcation ratio in the year of the merger to determine the amount of deferred tax expense that should be offset to goodwill prospectively. Under the new accounting pronouncement, Statement of Financial Accounting Standard No. 141 (revised 2007), Business Combinations, effective 2009 and forward, the offset to the deferred tax expense will be recorded against income tax expense in lieu of goodwill.
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
Liquidity and Capital Resources
Overview
We extended the maturity of our senior credit agreement in March 2009 through March 31, 2012, as discussed below in “Credit Facilities and Related Covenants.” Management felt it was important to refinance the senior credit agreement prior to its expiration in March 2010 in order to give us the financial flexibility to make appropriate investments in our business and maintain our infrastructure through the duration of this recession. We feel that we received favorable terms in the refinancing.
We typically finance our operations through cash flow from operations and borrowings under our credit facilities. Due to the requirements of our senior credit agreement, as discussed in more detail below under the “Cash Flows” section, we do not maintain a significant cash balance in our primary domestic cash accounts. Excess borrowing availability under our existing revolving credit facility at March 29, 2009, was $48.5 million. Our borrowing availability is impacted by the timing of cash receipts and disbursements. Timing of receipts and disbursements in our vendor management business can have a material impact on the debt levels we report at any period, and; therefore, in 2008 we began reporting average daily debt for each quarter, as discussed below in “Credit Facilities and Related Covenants.”
We believe our cash flow provided by operating activities along with availability under our revolving credit facility will be sufficient to fund our working capital, debt service and purchases of fixed assets through fiscal 2009. In the event that we make future acquisitions, we may need to seek additional capital from our lenders or the capital markets; there can be no assurance that additional capital will be available when we need it, or, if available, that it will be available on favorable terms.
The performance of our business is dependent on many factors and subject to risks and uncertainties. See “Risks Related to Our Business” and “Risk Related to Our Indebtedness” under “Risk Factors” included in our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).
Working Capital
Accounts receivable are a significant component of our working capital. We monitor our accounts receivable through a variety of metrics, including days sales outstanding (“DSO”). We calculate our consolidated DSO by determining average daily revenue based on an annualized three-month analysis and dividing it into the gross accounts receivable balance as of the end of the period. Accounts receivable, net, were $193.4 million and $202.3 million as of March 29, 2009, and December 28, 2008, respectively. Our consolidated DSO was 44 days and 43 days as of March 29, 2009, and December 28, 2008, respectively. As a result of the timing of vendor management receipts and the seasonality in our operations, our consolidated DSO may materially fluctuate. The non-seasonal trends in consolidated DSO for 2008 can be attributed to the timing of certain receipts and disbursements in a large vendor management engagement.
Additionally, we separately calculate a DSO for vendor management services (“VMS DSO”) by determining average daily vendor management service gross revenue based on an annualized three-month analysis and dividing it into the gross vendor management accounts receivable balance as of the end of the period. Vendor management accounts receivable were $91.9 million and $96.7 million as of March 29, 2009, and December 28, 2008, respectively. As of March 29, 2009, our VMS DSO was 36 days as compared to 35 days as of December 28, 2008. The increase in VMS DSO is primarily due to the timing of vendor management receipts. As a result of the timing of vendor management receipts and the seasonality in our operations, our VMS DSO may materially fluctuate. The non-seasonal trends in VMS DSO for 2008 can be attributed to the timing of certain receipts and disbursements in a large vendor management engagement.
Our total accounts payable were $138.5 million and $156.5 million as of March 29, 2009, and December 28, 2008, respectively. The decrease was due primarily to normal seasonal fluctuations in payments as well as the January 2009 payment of the final Pure Solutions earnout amounts. Our vendor management services accounts payable and other liabilities were $98.5 million and $104.1 million as of March 29, 2009, and December 28, 2008, respectively.
Credit Agreement
In March 2009, we entered into a Ninth Amendment to our senior credit agreement (the “Amendment”). Among other things, the Amendment provided for (i) a decrease in our borrowing capacity under our existing revolving credit facility from $160.0 million to $110.0 million, (ii) an extension of the maturity date for the facility of an additional two years to March 31, 2012, and (iii) increases in the applicable interest rates under the facility to LIBOR plus a margin of 3.75% or, at our option, the prime rate plus a margin of 2.75%. The Amendment also permits us to make up to $10.0 million in stock redemptions and/or dividend payments in the aggregate subject to the terms and conditions specified.
We pay a quarterly commitment fee of 0.75% per annum on the unused portion of the revolver. We and certain of our subsidiaries guarantee the loans and other obligations under the senior credit agreement. The obligations under the senior credit agreement are secured by a perfected first priority security interest in substantially all of the assets of us and our U.S. subsidiaries, as well as the shares of capital stock of our direct and indirect U.S. subsidiaries and certain of the capital stock of our foreign subsidiaries. Pursuant to the terms of the senior credit agreement, we maintain a zero balance in our primary domestic cash accounts. Any excess cash in those domestic accounts is swept on a daily basis and applied to repay borrowings under the revolver, and any cash needs are satisfied through borrowings under the revolver.

Borrowings under the revolver are limited to 85% of eligible accounts receivable, as defined in the senior credit agreement, as amended, reduced by the amount of outstanding letters of credit and designated reserves. At March 29, 2009, these designated reserves were:
•	a $5.0 million minimum availability reserve,

•	a $1.5 million reserve for outstanding letters of credit, and
•	a $1.0 million reserve for the ASET acquisition.
At March 29, 2009, we had outstanding borrowings of $60.0 million under the revolver at interest rates ranging from 4.3% to 6.0% per annum (weighted average rate of 4.3%) and excess borrowing availability under the revolver of $48.5 million for general corporate purposes. Fees paid on outstanding letters of credit are equal to the LIBOR margin then applicable to the revolver, which at March 29, 2009, was 3.75%. At March 29, 2009, outstanding letters of credit totaled $1.5 million.
Debt Compliance
Our credit facilities contain a number of covenants that, among other things, restrict our ability to:
•	incur additional indebtedness;

•	paying more than $10 million for stock repurchases and dividends;

•	incur liens;

•	make capital expenditures;
•	make certain investments or acquisitions;

•	repay debt; and
•	dispose of property.
In addition, our credit facilities have springing financial covenants that would require us to satisfy a minimum fixed charge coverage ratio and a maximum total leverage ratio if our excess availability falls below $25 million. A breach of any covenants governing our debt would permit the acceleration of the related debt and potentially other indebtedness under cross-default provisions, which could harm our business and financial condition. These restrictions may place us at a disadvantage compared to our competitors that are not required to operate under such restrictions or that are subject to less stringent restrictive covenants. As of March 29, 2009, we were in compliance with these requirements and we believe we will be able to comply with these terms throughout 2009.
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
Cash Flows
The following table summarizes our cash flow activity for the periods indicated, in thousands:

	Three Months Ended
	March 29,	March 30,
	2009	2008

Net cash provided by (used in) operating activities	$(6,748)	$8,959
Net cash used in investing activities	(2,739)	(2,451)
Net cash used in financing activities	(11,972)	(6,514)
Effect of exchange rates on cash	(21)	(3)

Net decrease in cash	$(21,480)	$(9)

Cash used in operating activities in the three months ended March 29, 2009, was $6.7 million compared to cash provided by operating activities of $9.0 million in the three months ended March 30, 2008. In addition to cash provided by earnings, cash flows from operating activities are affected by the timing of cash receipts and disbursements and the working capital requirements of the business. The non-seasonal trends in cash provided by operating activities for 2008 can be attributed to the timing of certain receipts and disbursements in a large vendor management engagement.
Cash used in investing activities in the three months ended March 29, 2009, was $2.7 million compared to $2.5 million in the three months ended March 30, 2008. Our cash flows associated with investing activities in 2009 and 2008 included capital expenditures of $0.4 million and $1.1 million, respectively, and cash paid for acquisitions of $2.3 million and $1.4 million, respectively. Cash paid for acquisitions consists primarily of earnout payments related to the acquisition of Pure Solutions. We expect to pay an additional $1.0 million in cash earnout payments during the next 12 months, which have been fully accrued in the Consolidated Balance Sheet as of March 29, 2009.
Capital expenditures for the three months ended March 29, 2009, related primarily to the purchase of computer hardware and leasehold improvements. Capital expenditures in 2009 are currently expected to be approximately $2.0 million to $3.0 million. This spending level is lower than 2008 due to the completion of several projects during 2008 as well as a planned reduction in capital projects.
Cash used in financing activities was $12.0 million in the three months ended March 29, 2009, compared to $6.5 million in the three months ended March 30, 2008. Cash flows associated with financing activities primarily represent borrowings and payments on our revolving credit facility. Cash used in financing activities in the three months ended March 29, 2009, also includes $2.3 million related to cash paid for debt issuance costs related to the refinance of our credit agreement in March 2009.
Pursuant to the terms of the senior credit agreement, we maintain a zero balance in our primary domestic cash accounts. Any excess cash in our accounts is swept on a daily basis and applied to repay borrowings under the revolver, and any cash needs are satisfied through borrowings under the revolver. Cash and cash equivalents recorded on our Consolidated Balance Sheet at March 29, 2009, and December 28, 2008, in the amount of $1.2 million and $22.7 million, respectively, represented cash balances at our Toronto and United Kingdom subsidiaries and $20.0 million we had invested in a US Treasury money market fund. We used these funds to repay a portion of our senior credit agreement during the first quarter of 2009.
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
Off-Balance Sheet Arrangements
As of March 29, 2009, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Related Party Transactions
Elias J. Sabo, a member of our board of directors, also serves on the board of directors of The Compass Group, the parent company of StaffMark. StaffMark provides commercial staffing services to us and to our clients in the normal course of its business. During the three months ended March 29, 2009, we and our clients purchased approximately $1.7 million of staffing services from StaffMark for services provided to our vendor management clients. At March 29, 2009, we had approximately $0.6 million in accounts payable to StaffMark.

Frederick W. Eubank II and Courtney R. McCarthy, members of our board of directors, are employees of Wachovia Investors Inc., our largest shareholder and a subsidiary of Wachovia Corporation (“Wachovia”). Plum Rhino, a wholly-owned subsidiary of us, provides commercial staffing services to Wachovia in the normal course of its business. During the three months ended March 29, 2009, Plum Rhino recorded revenue of approximately $1.0 million related to Wachovia’s purchase of staffing services. At March 29, 2009, Plum Rhino had approximately $0.2 million in accounts receivable from Wachovia.
In June 2008, we received proceeds from Amalgamated Gadget, LP, a greater than 10% shareholder at that time, equal to the profits realized on sales of our stock that was purchased and sold within a six month or less time frame. Under Section 16(b) of the Securities and Exchange Act, the profits realized from these transactions by the greater than 10% shareholder must be disgorged to us under certain circumstances. We received proceeds of approximately $164,209 related to these transactions.
Contingencies and Indemnifications
Details about our contingencies and indemnifications are available in Note 8 to our unaudited consolidated financial statements included elsewhere in this report.
Critical Accounting Policies and Estimates
There were no changes from the Critical Accounting Policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008.
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
Interest Rate Risks
Outstanding debt under our senior credit agreement at March 29, 2009, was approximately $60.0 million. Interest on borrowings under the agreement is based on the prime rate or LIBOR plus a fixed margin. Based on the outstanding balance at March 29, 2009, a change of 1% in the interest rate would cause a change in interest expense of approximately $0.6 million on an annual basis.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has established and maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Accounting Officer (our principal executive officer and principal financial officer, respectively), as appropriate to allow timely decisions regarding required disclosure. As of March 29, 2009, our management, including our Chief Executive Officer and our Chief Accounting Officer, conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 29, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K in response to Item 1A. to Part I of Form 10-K for the year ended December 28, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information relating to our purchase of shares of our common stock in the first quarter of 2009. These purchases reflect shares withheld upon vesting of restricted stock, to satisfy statutory minimum tax withholding obligations.

	Total Number of	Average Price
Period	Shares Purchased	Paid per Share

December 29, 2008 — January 25, 2009	4,902	$2.44
January 26, 2009 — February 22, 2009	—	$—
February 23, 2009 — March 29, 2009	—	$—

	4,902	$2.44

We intend to continue to satisfy minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.
On April 30, 2009, we announced that our Board of Directors authorized the repurchase of up to $5.0 million of our common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by our management based on their evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time until its termination on April 27, 2010.
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

10.1
Consent and Ninth Amendment to Credit Agreement, dated as of March 23, 2009, among COMSYS Services LLC, COMSYS Information Technology Services, Inc., Pure Solutions, Inc., Plum Rhino Consulting, LLC, Praeos Technologies, LLC, ASET International Services Corporation, and TAPFIN LLC, as borrowers, COMSYS IT Partners, Inc., PFI LLC, COMSYS IT Canada, Inc., Econometrix, LLC, as guarantors, COMSYS Services LLC, acting in its capacity as borrowing agent and funds administrator for the borrowers, GE Business Financial Services, Inc., as administrative agent, a lender, sole bookrunner and sole lead arranger, ING Capital LLC, Allied Irish Banks PLC and BMO Capital Markets Financing, Inc., as co-documentation agents and as lenders, GMAC Commercial Finance LLC, as syndication agent and as a lender, and the lenders from time to time party thereto
		8-K	10.1	March 24, 2009

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSYS IT PARTNERS, INC.
Date: May 7, 2009	By:	/s/ Larry L. Enterline
	Name:	Larry L. Enterline
	Title:	Chief Executive Officer

Date: May 7, 2009	By:	/s/ Amy Bobbitt
	Name:	Amy Bobbitt
	Title:	Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			Exhibit
Number	Exhibit Description	Form	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of COMSYS IT Partners, Inc.	8-K	3.1	October 4, 2004

3.2	Amended and Restated Bylaws of COMSYS IT Partners, Inc.	8-K	3.2	October 4, 2004

3.3	First Amendment to the Amended and Restated Bylaws of COMSYS IT Partners, Inc.	8-K	3.1	May 4, 2005

4.1	Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old COMSYS Holdings stockholders party thereto	8-A/A	4.2	November 2, 2004

4.2	Amendment No. 1 to Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old COMSYS Holdings stockholders party thereto	10-Q	4.2	May 6, 2005

4.3	Amended and Restated Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old Venturi stockholders party thereto	8-A/A	4.3	November 2, 2004

4.4	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old Venturi stockholders party thereto	10-Q	4.4	May 6, 2005

4.7#	Common Stock Purchase Warrant dated as of April 14, 2003, issued by the Company in favor of BNP Paribas	8-K	99.16	April 25, 2003

4.8	Specimen Certificate for Shares of Common Stock	10-K	4.6	April 1, 2005

10.1
Consent and Ninth Amendment to Credit Agreement, dated as of March 23, 2009, among COMSYS Services LLC, COMSYS Information Technology Services, Inc., Pure Solutions, Inc., Plum Rhino Consulting, LLC, Praeos Technologies, LLC, ASET International Services Corporation, and TAPFIN LLC, as borrowers, COMSYS IT Partners, Inc., PFI LLC, COMSYS IT Canada, Inc., Econometrix, LLC, as guarantors, COMSYS Services LLC, acting in its capacity as borrowing agent and funds administrator for the borrowers, GE Business Financial Services, Inc., as administrative agent, a lender, sole bookrunner and sole lead arranger, ING Capital LLC, Allied Irish Banks PLC and BMO Capital Markets Financing, Inc., as co-documentation agents and as lenders, GMAC Commercial Finance LLC, as syndication agent and as a lender, and the lenders from time to time party thereto
		8-K	10.1	March 24, 2009

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002