Form 10-Q
period 2009-06-28
COMSYS IT PARTNERS INC
filed 2009-08-05
CIK 948850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2009.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of August 3, 2009, was 20,904,814.

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
These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, including:
•	economic declines that affect our business, including our profitability, liquidity or the ability to comply with applicable loan covenants;

•	the financial stability of our lenders and their ability to honor their commitments related to our credit agreements;

•	whether governments will amend existing regulations or impose additional regulations or licensing requirements in such a manner as to increase our costs of doing business or restrict access to qualified technology workers;

•	the risk of increased taxes;

•	adverse changes in credit and capital markets conditions that may affect our ability to obtain financing or refinancing on favorable terms or that may warrant changes to existing credit terms;

•	the financial stability of our customers and other business partners and their ability to pay their outstanding obligations or provide committed services;

•	changes in levels of unemployment and other economic conditions in the United States, or in particular regions or industries;

•	the impact of competitive pressures on our ability to maintain or improve our operating margins, including pricing pressures as well as any change in the demand for our services;

•	the risk in an uncertain economic environment of increased incidences of employment disputes, employment litigation and workers’ compensation claims;

•	our success in attracting, training, retaining and motivating billable consultants and key officers and employees;

•	our ability to shift a larger percentage of our business mix into IT solutions, project management and business process outsourcing and, if successful, our ability to manage those types of business profitably;

•	weakness or reductions in corporate information technology spending levels;

•	our ability to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions;

•	the entry of new competitors into the U.S. staffing services market due to the limited barriers to entry or the expansion of existing competitors in that market;

•	increases in employment-related costs such as healthcare and unemployment taxes;

•	the possibility of our incurring liability for the activities of our billable consultants or for events impacting our billable consultants on our clients’ premises;

•	the risk that we may be subject to claims for indemnification under our customer contracts;

•	the risk that cost cutting or restructuring activities could cause an adverse impact on certain of our operations; and

•	adverse changes to management’s periodic estimates of future cash flows that may affect our assessment of our ability to fully recover our goodwill.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
(In thousands, except per share amounts)
Revenues from services	$156,765	$184,064	$319,459	$367,447
Cost of services	118,386	139,232	242,984	277,959

Gross profit	38,379	44,832	76,475	89,488

Operating costs and expenses:
Selling, general and administrative	32,347	34,291	65,530	69,055
Restructuring costs	321	—	3,941	—
Depreciation and amortization	2,050	1,898	4,124	3,718

	34,718	36,189	73,595	72,773

Operating income	3,661	8,643	2,880	16,715
Interest expense, net	1,126	1,279	2,078	2,882
Other income, net	(67)	(172)	(172)	(225)

Income before income taxes	2,602	7,536	974	14,058
Income tax expense	216	1,324	459	2,742

Net income	$2,386	$6,212	$515	$11,316

Basic net income per common share	$0.11	$0.31	$0.02	$0.56
Diluted net income per common share	$0.11	$0.30	$0.02	$0.55

Weighted average basic and diluted shares outstanding:
Basic	19,796	19,592	19,785	19,585
Diluted	19,796	20,636	19,785	20,628
See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
(In thousands)
Net income	$2,386	$6,212	$515	$11,316
Foreign currency translation adjustments	(97)	(5)	(92)	16

Total comprehensive income	$2,289	$6,207	$423	$11,332

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 28,	December 28,
	2009	2008
	(Unaudited)	(Note 1)
(In thousands, except share and par value amounts)
Assets
Current assets:
Cash and cash equivalents	$1,771	$22,695
Accounts receivable, net of allowance of $3,554 and $3,232, respectively	182,333	202,297
Prepaid expenses and other	3,518	3,116
Restricted cash	2,486	2,489

Total current assets	190,108	230,597

Fixed assets, net	14,937	16,596
Goodwill	88,962	89,064
Other intangible assets, net	10,173	11,962
Deferred financing costs, net	3,002	1,175
Restricted cash	308	308
Other assets	1,144	1,478

Total assets	$308,634	$351,180

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$128,072	$156,528
Payroll and related taxes	25,872	25,975
Interest payable	248	337
Other current liabilities	9,787	9,728

Total current liabilities	163,979	192,568

Long-term debt	52,174	69,692
Other liabilities	6,827	5,435

Total liabilities	222,980	267,695

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 95,000,000 shares authorized and 20,816,746 shares outstanding at June 28, 2009; 95,000,000 shares authorized and 20,465,028 shares outstanding at December 28, 2008	207	203
Common stock warrants	1,734	1,734
Accumulated other comprehensive loss	(182)	(90)
Additional paid-in capital	229,102	227,360
Accumulated deficit	(145,207)	(145,722)

Total stockholders’ equity	85,654	83,485

Total liabilities and stockholders’ equity	$308,634	$351,180

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Accumulated
		Common	Other	Additional		Total
	Common	Stock	Comprehensive	Paid-in	Accumulated	Stockholders’
	Stock	Warrants	Income (Loss)	Capital	Deficit	Equity

(In thousands, except share data)
Balance as of December 30, 2007	$201	$1,734	$57	$223,174	$(80,534)	$144,632
Net loss	—	—	—	—	(65,188)	(65,188)
Foreign currency translations	—	—	(147)	—	—	(147)
Issuance of 342,878 shares of restricted common stock	2	—	—	(2)	—	—
Forfeiture of 25,132 shares of restricted common stock	—	—	—	(332)	—	(332)
Options exercised for 8,200 shares of common stock	—	—	—	83	—	83
Stock-based compensation	—	—	—	4,437	—	4,437

Balance as of December 28, 2008	203	1,734	(90)	227,360	(145,722)	83,485
Net income	—	—	—	—	515	515
Foreign currency translations	—	—	(92)	—	—	(92)
Issuance of 360,500 shares of restricted common stock	4	—	—	(4)	—	—
Forfeiture of 8,767 shares of restricted common stock	—	—	—	(25)	—	(25)
Stock-based compensation	—	—	—	1,771	—	1,771

Balance as of June 28, 2009	$207	$1,734	$(182)	$229,102	$(145,207)	$85,654

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 28,	June 29,
	2009	2008
(In thousands)
Cash flows from operating activities
Net income	$515	$11,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,124	3,718
Restructuring costs	3,057	—
Provision for doubtful accounts	752	85
Stock-based compensation	1,771	2,283
Amortization of deferred financing costs	497	434
Other noncash expense, net	459	2,742
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	19,435	(27,144)
Prepaid expenses and other	(654)	(1,247)
Accounts payable	(26,650)	18,304
Payroll and related taxes	(132)	124
Other	(1,285)	973

Net cash provided by operating activities	1,889	11,588

Cash flows from investing activities
Capital expenditures	(690)	(3,207)
Acquisitions, net of cash acquired	(2,366)	(6,441)

Net cash used in investing activities	(3,056)	(9,648)

Cash flows from financing activities
Borrowings (payments) under revolving credit facility, net	(17,518)	575
Cash paid for financing costs	(2,325)	—
Repayments of long-term debt	—	(2,500)
Exercise of stock options and warrants	—	73

Net cash used in financing activities	(19,843)	(1,852)

Effect of exchange rates on cash	86	1

Net increase (decrease) in cash	(20,924)	89
Cash, beginning of period	22,695	1,594

Cash, end of period	$1,771	$1,683

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. General
The unaudited consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the U.S.; however, they do include all adjustments of a normal recurring nature that, in the opinion of management, are necessary to present fairly the results of operations of COMSYS IT Partners, Inc. and its subsidiaries (collectively, the “Company”) for the interim periods presented. The Consolidated Balance Sheet as of December 28, 2008, and the Consolidated Statement of Shareholders’ Equity for the period from December 30, 2007, through December 28, 2008, have been derived from the Company’s audited financial statements but do not include the financial statement footnote information required for audited financial statements. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008, as filed with the Securities and Exchange Commission (the “SEC”). Due to the seasonal nature of the Company’s business, the results of operations for the three and six months ended June 28, 2009, are not necessarily indicative of results to be expected for the entire fiscal year.
The Company is a leading IT services company with 50 offices across the U.S. and offices in Puerto Rico, Canada and the United Kingdom and provides a full range of specialized IT staffing and project implementation services, including website development and integration, application programming and development, client/server development, systems software architecture and design, systems engineering and systems integration. The Company also provides services that complement its IT staffing services, such as vendor management, project solutions, process solutions and permanent placement of IT professionals. The Company’s TAPFIN Process Solutions division offers total human capital fulfillment and management solutions within three core service areas: vendor management services, services procurement management and recruitment process outsourcing.
The Company’s fiscal year ends on the Sunday closest to December 31st and its first three fiscal quarters are 13 calendar weeks each (and each also ends on a Sunday). The fiscal second quarter-ends for 2009 and 2008 were June 28, 2009, and June 29, 2008, respectively.
The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information. As the Company’s consolidated financial information is reviewed by the chief decision makers, and the business is managed under one operating strategy, the Company operates under one reportable segment. The Company’s principal operations are located in the United States, and the results of operations and long-lived assets in geographic regions outside of the United States are not material. During the three and six months ended June 28, 2009, and June 29, 2008, no individual customer accounted for more than 10% of the Company’s consolidated revenues.
The Company has evaluated events and transactions occurring subsequent to June 28, 2009 through August 5, 2009, the date of the issuance of the financial statements, in accordance with SFAS No. 165, Subsequent Events. During this period, there were no recognized subsequent events requiring recognition in the financial statements and no non-recognized subsequent events requiring disclosure.
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
On December 12, 2007, the Company purchased all of the outstanding stock in Praeos Technologies, Inc. (“Praeos”), an Atlanta-based provider of IT consulting services specializing in the business intelligence and business analytics sectors. This acquisition was not material to the Company’s business. The purchase price was comprised of a $12.0 million cash payment at closing plus up to a $5.5 million earnout payment based on Praeos’ achievement of a specified annual EBITDA target in 2008. The former owners of Praeos and the Company have agreed that the earnout target was not met for the period. In connection with the purchase, the Company recorded $6.2 million of goodwill and $2.4 million of tangible net assets. In addition, the Company escrowed $3.4 million of restricted cash for a payment required to be made to employees or former shareholders in December 2008. In December 2008, the Company paid $3.4 million out of the escrow account to former employees that participated in the Praeos bonus plan that were still employed by the Company at the one-year anniversary of the closing date. The Company determined that the bonus plan acquired at acquisition was a compensatory arrangement and, accordingly, recognized compensation expense ratably in 2008 in the amount of $3.4 million. In addition, the Company was a party to a $1.4 million escrow set up to indemnify the Company for the breach of any representation, covenant or obligation by the seller. The entire $1.4 million, which was initially recorded with the purchase accounting, was paid out in June 2009 to the former employees and owners of Praeos. The operations of Praeos are included in the Consolidated Statements of Operations subsequent to the purchase.
On December 19, 2007, the Company purchased the assets and assumed specified liabilities of T. Williams Consulting, LLC (“TWC”), a Philadelphia-based provider of recruitment process outsourcing and specialty human resources consulting services. This acquisition was not material to the Company’s business. Subsequent to the purchase, the Company integrated TWC’s operations into TAPFIN, LLC and discontinued the use of TWC’s name. The purchase price was comprised of a $16.5 million cash payment at closing plus up to a $7.5 million earnout payment based on TWC’s achievement of a specified annual EBITDA target in 2008. The former owners of TWC and the Company have agreed that the earnout target was not met for the period. In connection with the purchase, the Company recorded a customer list intangible asset in the amount of $2.8 million, which was valued using a discounted cash flow analysis, an assembled methodology intangible asset in the amount of $0.2 million, which was valued using an estimated development cost analysis, $11.8 million of goodwill and $1.7 million of tangible net assets. The operations of TWC are included in the Consolidated Statements of Operations subsequent to the purchase.
On June 26, 2008, the Company purchased all of the issued and outstanding stock of ASET International Services Corporation (“ASET”), a Virginia-based provider of globalization, localization and interactive language services. This acquisition was not material to the Company’s business. The purchase price was comprised of a $5.0 million cash payment at closing, $1.0 million in notes payable to the former owners on June 30, 2010, and up to a $1.0 million earnout payment based on ASET’s achievement of a specified EBITDA target over the 12 months following the acquisition. As of June 28, 2009, the Company had accrued $1.0 million related to the potential earnout payment, and this amount was charged to goodwill. The Company paid this amount in July 2009. The notes accrue interest at the rate of 6% annually. The Company paid $30,000 of accrued interest in each of April 2009 and June 2009. Interest accrued as of December 31, 2009, will be paid on that date, with the remaining interest payable in six-month increments. The notes are included in other liabilities on the Consolidated Balance Sheets. In connection with the purchase, the Company recorded a customer list intangible asset in the amount of $2.1 million, which was valued using a discounted cash flow analysis, $1.9 million of goodwill and $2.0 million of tangible net assets. The operations of ASET are included in the Consolidated Statements of Operations subsequent to the purchase.
None of these acquisitions, individually or in aggregate, required financial statement filings under Rule 3-05 of Regulation S-X.
3. Fair Value of Financial Instruments
The Company follows SFAS No. 157, Fair Value Measurements (“SFAS 157”), as a framework for measuring fair value and uses fair value measurements in areas that include, but are not limited to: the allocation of purchase price consideration to acquired tangible and identifiable intangible assets, impairment testing of goodwill and long-lived assets and stock-based compensation arrangements. The carrying values of cash, accounts receivable, restricted cash, accounts payable, and payroll and related taxes approximate their fair values due to the short-term maturity of these instruments. The carrying value of the Company’s revolving line of credit and interest payable approximates fair value due to the variable nature of the interest rates under the Company’s senior credit agreement. However, considerable judgment is required in interpreting data to develop the estimates of fair value.
4. Restructuring Costs
In November 2008, the Company announced a restructuring plan designed to improve operational efficiencies by relocating certain administrative functions primarily from the Washington DC area and Portland, Oregon into its new Phoenix customer service center facility. Although the plan has essentially been completed, the Company expects to continue recording restructuring charges from this plan through the third quarter of 2009. All of these charges are expected to result in future cash expenditures. These charges primarily will relate to miscellaneous employee termination benefits and lease-related costs.
The change in the restructuring liability during 2008 and the six months ended June 28, 2009, is set forth below, in thousands:

	Employee
	severance	Lease costs	Total

Balance as of December 30, 2007	$—	$355	$355
Adjustments	—	—	—
Charges	453	64	517
Cash payments	(41)	(177)	(218)

Balance as of December 28, 2008	412	242	654
Adjustments	—	—	—
Charges	252	3,343	3,595
Cash payments	(466)	(285)	(751)

Balance as of June 28, 2009	$198	$3,300	$3,498

The Company recorded additional restructuring charges related to lease abandonment costs in the first six months of 2009 related to its reduction in space at the Company’s Washington DC area and Colorado Springs, CO facilities. These lease charges will be paid from 2009 through 2014.
5. Long-Term Debt
Long-term debt was $52.2 million and $69.7 million at June 28, 2009, and December 28, 2008, respectively. These amounts were made up entirely of borrowings under our revolving credit agreement (“revolver” or “senior credit agreement”).
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

Borrowings under the revolver are limited to 85% of eligible accounts receivable, as defined in the senior credit agreement, as amended, reduced by the amount of outstanding letters of credit and designated reserves. At June 28, 2009, these designated reserves were:
•	a $5.0 million minimum availability reserve,

•	a $1.0 million reserve for outstanding letters of credit, and

•	a $1.0 million reserve for the ASET acquisition earnout.
At June 28, 2009, the Company had outstanding borrowings of $52.2 million under the revolver at interest rates ranging from 4.1% to 6.0% per annum (weighted average rate of 4.3%) and excess borrowing availability under the revolver of $56.8 million. Fees paid on outstanding letters of credit are equal to the LIBOR margin then applicable to the revolver, which at June 28, 2009, was 3.75%. At June 28, 2009, outstanding letters of credit totaled $1.0 million.
The Company’s credit facilities contain a number of covenants that, among other things, restrict its ability to:
•	incur additional indebtedness;

•	pay more than $10 million in the aggregate for stock repurchases and dividends;

•	incur liens;

•	make certain capital expenditures;

•	make certain investments or acquisitions;

•	repay debt; and

•	dispose of property.
In addition, under the credit facilities, there are springing financial covenants that would require the Company to satisfy a minimum fixed charge coverage ratio and a maximum total leverage ratio if our excess availability falls below $25 million. A breach of any covenants governing the Company’s debt would permit the acceleration of the related debt and potentially other indebtedness under cross-default provisions. As of June 28, 2009, the Company was in compliance with these requirements.
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
6. Income Taxes
The Company recorded income tax expense of $0.2 million and $0.5 million in the three and six months ended June 28, 2009, respectively, for miscellaneous state and foreign income taxes.
The Company records an income tax valuation allowance when it is more likely than not that certain deferred tax assets will not be realized. The Company carried a valuation allowance against most of its deferred tax assets as of June 28, 2009. These deferred tax items represent expenses or operating losses recognized for financial reporting purposes, which will result in tax deductions over varying future periods. The judgments, assumptions and estimates that may affect the amount of the valuation allowance include estimates of future taxable income, timing or amount of future reversals of existing deferred tax liabilities and other tax planning strategies that may be available to the Company. The Company will evaluate quarterly its estimates of the recoverability of its deferred tax assets based on its assessment of whether it’s more likely than not that any portion of these fully reserved assets become recoverable through future taxable income. At such time that the Company no longer has a reserve for its deferred tax assets, it will record a deferred tax asset and related tax benefit in the period the valuation allowance is reversed, and it will begin to provide for taxes at the full statutory rate.
As of June 28, 2009, the Company had $63.8 million in net deferred tax assets and had recorded a valuation allowance against $63.0 million of those assets. The decrease in the valuation allowance from December 28, 2008, resulted primarily from pre-tax book income and utilization of net deferred tax assets during the six months ended June 28, 2009.

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
The Company has not paid United States federal income tax on the undistributed foreign earnings of its foreign subsidiaries as it is the Company’s intent to reinvest such earnings in its foreign subsidiaries. Pretax income attributable to the Company’s profitable foreign operations amounted to $0.1 million in both the three months ended June 28, 2009, and June 29, 2008, and $0.1 million and $0.2 million in the six months ended June 28, 2009, and June 29, 2008, respectively.
The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In the event it has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense. For the three and six months ended June 28, 2009, and June 29, 2008, the Company has not recorded any interest or penalties.
7. Net Income Per Share
Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.
Potentially dilutive securities at June 28, 2009, include 248,654 warrants to purchase the Company’s common stock. The warrant holders are entitled to participate in dividends declared on common stock as if the warrants were exercised for common stock. As a result, for purposes of calculating basic net income per common share, income attributable to warrant holders has been excluded from net income.
Additionally, potentially dilutive securities include 756,266 unvested restricted shares at June 28, 2009. The unvested restricted stock holders are entitled to participate in dividends declared on common stock as if the shares were fully vested. As a result, for purposes of calculating basic net income per common share, income attributable to unvested restricted stock holders has been excluded from net income.
The computation of basic and diluted net income per share is as follows, in thousands, except per share amounts:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Net income attributable to common stockholders — basic	$2,271	$5,976	$492	$10,881
Net income attributable to unvested restricted stock holders	86	161	17	299
Net income attributable to warrant holders	29	75	6	136

Total net income	$2,386	$6,212	$515	$11,316

Weighted average common shares outstanding — basic	19,796	19,592	19,785	19,585
Add: dilutive restricted stock, stock options and warrants	—	1,044	—	1,043

Diluted weighted average common shares outstanding	19,796	20,636	19,785	20,628

Basic net income per common share	$0.11	$0.31	$0.02	$0.56
Diluted net income per common share	$0.11	$0.30	$0.02	$0.55

For the three months ended June 28, 2009, and June 29, 2008, 1,149,249 shares and 309,153 shares, respectively, attributable to outstanding stock options, warrants and restricted stock were excluded from the calculation of diluted net income per share because their inclusion would have been antidilutive. For the six months ended June 28, 2009, and June 29, 2008, 1,239,073 shares and 309,153 shares, respectively, attributable to outstanding stock options, warrants and restricted stock were excluded from the calculation of diluted net income per share because their inclusion would have been antidilutive.
8. Commitments and Contingencies
The Company has agreed to indemnify members of its board of directors and its corporate officers against any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that the individual is or was a director or officer of the Company. The individuals will be indemnified, to the fullest extent permitted by law, against related expenses, judgments, fines and any amounts paid in settlement. The Company also maintains directors and officers insurance coverage in order to mitigate exposure to these indemnification obligations. The maximum amount of future payments is generally unlimited. There was no amount recorded for these indemnification obligations at June 28, 2009, and December 28, 2008. Due to the nature of these obligations, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist related to these indemnifications.
The Company leases various office space and equipment under noncancelable operating leases expiring through 2018. Certain leases include free rent periods, rent escalation clauses and renewal options. Rent expense is recorded on a straight-line basis over the term of the lease. Rent expense was $2.2 million and $1.9 million for the three months ended June 28, 2009, and June 29, 2008, respectively, and $4.3 million and $3.7 million for the six months ended June 28, 2009, and June 29, 2008. Sublease income was $0.2 million and $0.1 million for the three months ended June 28, 2009, and June 29, 2008, respectively, and $0.5 million and $0.2 million for the six months ended June 28, 2009, and June 29, 2008.
In connection with the merger and the sale of Venturi’s commercial staffing business in 2004, the Company placed $2.5 million of cash and 187,556 shares of its common stock in separate escrows pending the final determination of certain state tax and unclaimed property assessments. The shares were released from escrow on September 30, 2006, in accordance with the merger agreement, while the cash remains in escrow. The cash escrow account will terminate on December 31, 2009 (the “Termination Date”), unless certain events occur to accelerate the Termination Date. On the Termination Date, the Company will receive the full amount remaining in the escrow account. The Company has recorded liabilities for amounts management believes are adequate to resolve all of the matters these escrows were intended to cover; however, management cannot ascertain at this time what the final outcome of these assessments will be in the aggregate and it is possible that management’s estimates could change. The escrowed cash is included in restricted cash on the Consolidated Balance Sheets.
In connection with the purchase of Praeos in December 2007, $1.4 million was placed in an escrow account to indemnify the Company for the breach of any representation, covenant or obligation by the seller, as specified in the purchase agreement. The full amount was paid out in June 2009 to the former owners of Praeos.
Chimes, a VMS company, filed for bankruptcy under Chapter 7 on January 9, 2008. The Company has filed a proof of claim in the bankruptcy case. Like a number of other Chimes vendors, the Company received preference letters in May 2009 from the Chimes trustee demanding the return of payments made to the Company by Chimes during the 90 days leading up to the filing of the bankruptcy petition. The Company believes that none of the payments it received were preferences as defined by bankruptcy law and intends to vigorously defend itself against these claims. However, no assurance can be made as to the outcome of this legal proceeding.
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

9. Stock Compensation Plans
The Company has four stock-based compensation plans with outstanding equity awards: the 1995 Equity Participation Plan (“1995 Plan”), the 2003 Equity Incentive Plan (“2003 Equity Plan”), the COMSYS IT Partners, Inc. 2004 Stock Incentive Plan, as amended (“2004 Equity Plan”) and the 2004 Management Incentive Plan (“2004 Incentive Plan”).
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
In connection with the merger, the Company’s Board of Directors adopted and the stockholders approved the 2004 Equity Plan, which was subsequently amended and restated in 2007 and amended again in 2009. Under the 2004 Equity Plan, the Company may grant non-qualified stock options, incentive stock options, restricted stock and other stock-based awards in its common stock to officers, employees, directors and consultants. Options granted under this plan generally vest over a three-year period from the date of grant and have a term of 10 years. Time-based restricted stock awards granted under this plan generally vest over a three-year period from the date of grant.
Effective January 1, 2004, Old COMSYS adopted the 2004 Incentive Plan. The 2004 Incentive Plan was structured as a stock issuance program under which certain executive officers and key employees might receive shares of Old COMSYS nonvoting Class D Preferred Stock in exchange for payment at the then current fair market value of these shares. Effective July 1, 2004, 1,000 shares of Class D Preferred Stock were issued by Old COMSYS under the 2004 Incentive Plan. Effective with the merger, these shares were exchanged for a total of 1,405,844 shares of restricted common stock of COMSYS. Of these shares, one-third vested on the date of the merger, one-third was scheduled to vest over a three-year period subsequent to merger, and one-third was scheduled to vest over a three-year period subject to specific performance criteria being met. Effective September 30, 2006, the Compensation Committee of the Company’s Board of Directors (the “Committee”) made certain modifications to the 2004 Incentive Plan after concluding that the performance vesting targets appeared to be unattainable, as noted below. Although there will be no future restricted stock issuances under the 2004 Incentive Plan, the remaining outstanding restricted stock awards will continue to vest in accordance with their terms. In accordance with the terms of the 2004 Incentive Plan, any shares forfeited by participants will be distributed to certain stockholders of Old COMSYS in 2010 after the completion of the 2009 audit.

Stock Options
A summary of the activity related to stock options granted under the 1995 Plan, the 2003 Equity Plan and the 2004 Equity Plan is as follows:

					Weighted-Average
	1995	2003	2004		Exercise Price
	Plan	Equity Plan	Equity Plan	Total	Per Share

Outstanding at December 30, 2007	1,250	445,000	330,266	776,516	$9.75
Granted	—	—	—	—
Exercised	—	—	(8,200)	(8,200)	$8.55
Forfeited	(527)	(1,387)	(18,336)	(20,250)	$17.94

Outstanding at December 28, 2008	723	443,613	303,730	748,066	$9.54
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	(1,387)	(9,833)	(11,220)	$9.63

Outstanding at June 28, 2009	723	442,226	293,897	736,846	$9.54

Exercisable at June 28, 2009	723	425,529	293,897	720,149	$9.57

Available for issuance at June 28, 2009	—	55,809	1,433,166	1,488,975

The following table summarizes information related to stock options outstanding and exercisable under the Company’s stock-based compensation plans at June 28, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Contractual	Average		Average
	Options	Years	Exercise Price	Options	Exercise Price
Range of Exercise Prices	Outstanding	Remaining	per Share	Exercisable	per Share

$7.80	219,000	3.79	$7.80	219,000	$7.80
$8.55 to $8.88	218,961	5.10	$8.57	202,264	$8.57
$11.05 to $11.98	298,162	5.46	$11.32	298,162	$11.32
$63.25 to $132.75	723	0.61	$100.64	723	$100.64

$7.80 to $132.75	736,846	4.85	$9.54	720,149	$9.57

For additional vesting information on stock option grants issued or modified prior to 2009, see Footnote 10 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.
Cash received from option and warrant exercises during the six months ended June 28, 2009, and June 29, 2008, was $0 and $73,000, respectively, and was included in financing activities in the accompanying Consolidated Statements of Cash Flows. The total intrinsic value of options exercised during the three months ended June 28, 2009, and June 29, 2008, was $0 and $20,000, respectively. The total intrinsic value of options exercised during the six months ended June 28, 2009, and June 29, 2008, was $0 and $20,000, respectively. The Company has historically used newly issued shares to satisfy stock option exercises and expects to continue to do so in future periods.
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

A summary of the activity related to restricted stock granted under the 2004 Equity Plan and the 2004 Incentive Plan is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested balance at December 30, 2007	490,635	$18.34
Granted	342,878	$11.09
Vested	(147,227)	$17.35
Forfeited	(79,443)	$17.30

Nonvested balance at December 28, 2008	606,843	$14.62
Granted	360,500	$2.48
Vested	(210,744)	$15.56
Forfeited	(333)	$20.21

Nonvested balance at June 28, 2009	756,266	$8.57

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
As of June 28, 2009, there was $3.8 million of total unrecognized compensation costs related to nonvested option and restricted stock awards granted under the plans, which are expected to be recognized over a weighted-average period of 18 months. The total fair value of shares and options that vested during the three and six months ended June 28, 2009, was $0.5 million and $3.7 million, respectively.
10. Related Party Transactions
Elias J. Sabo, a member of the Company’s board of directors, also serves on the board of directors of The Compass Group, the parent company of StaffMark. StaffMark provides commercial staffing services to the Company and its clients in the normal course of its business. During the three months ended June 28, 2009, the Company and its clients purchased approximately $1.4 million of staffing services from StaffMark for services provided to the Company’s vendor management clients. At June 28, 2009, the Company had approximately $0.5 million in accounts payable to StaffMark.
Frederick W. Eubank II and Courtney R. McCarthy, members of the Company’s board of directors, are employees of Wachovia Investors, Inc., the Company’s largest shareholder and a subsidiary of Wachovia Corporation (“Wachovia”). The Company provides staffing services to Wachovia in the normal course of its business. During the three months ended June 28, 2009, the Company recorded revenue of approximately $0.5 million related to Wachovia’s purchase of staffing services. At June 28, 2009, the Company had approximately $0.1 million in accounts receivable from Wachovia.
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

11. Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 defines subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued. It defines two types of subsequent events: recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued. Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed. The statement requires entities to disclose the date through which subsequent events have been evaluated, and the basis for that date. SFAS 165 is consistent with the Company’s current practice and does not have any impact on the Company’s results of operations, financial condition or liquidity. See Note 1 for the required disclosure.

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
Our Business
COMSYS IT Partners, Inc. and our wholly-owned subsidiaries (collectively, “us,” “our” or “we”) provide a full range of specialized IT staffing and project implementation services, including website development and integration, application programming and development, client/server development, systems software architecture and design, systems engineering and systems integration. We also provide services that complement our IT staffing services, such as vendor management, project solutions, process solutions and permanent placement of IT professionals. Our TAPFIN Process Solutions division offers total human capital fulfillment and management solutions within three core service areas: vendor management services, services procurement management and recruitment process outsourcing. We operate through the following wholly-owned subsidiaries:
•	COMSYS Services, LLC (“COMSYS Services”), an IT staffing services provider,

•	COMSYS Information Technology Services, Inc. (“COMSYS IT”), an IT staffing services provider,

•	Pure Solutions, Inc. (“Pure Solutions”), an information technology services company,

•	Econometrix, LLC (“Econometrix”), a vendor management systems software provider,

•	Plum Rhino Consulting LLC (“Plum Rhino”), a specialty staffing services provider to the financial services industry,

•	Praeos Technologies, LLC (“Praeos”), a business intelligence and business analytics consulting services provider,

•	TAPFIN, LLC (“TAPFIN”), a provider of vendor management services, recruitment process outsourcing services and human resources consulting, and

•	ASET International Services, LLC (“ASET”), a globalization, localization and interactive language services provider.
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
We anticipate that our growth will be primarily generated from greater penetration of our service offerings with our current clients, introducing new service offerings to our customers and obtaining new clients. Our strategy for achieving this growth includes cross-selling our vendor management services, project solutions services and process solutions services to existing IT staffing customers, aggressively marketing all of our services to new clients, expanding our range of value-added services, enhancing brand recognition and making strategic acquisitions.
The success of our business depends primarily on the volume of assignments we secure, the bill rates for those assignments, the costs of the consultants that provide the services and the quality and efficiency of our recruiting, sales and marketing and administrative functions. Our experienced, tenured workforce, our proven track record, our recruiting and candidate screening processes, our strong account management team and our efficient and consistent administrative processes are factors that we believe are keys to the success of our business. Factors outside of our control, such as the demand for IT and other professional services, general economic conditions and the supply of qualified professionals, will also affect our success.

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
Our fiscal year ends on the Sunday closest to December 31st and our first three fiscal quarters each have 13 weeks and also end on a Sunday. Therefore, the fiscal second quarter-ends for 2009 and 2008 were June 28, 2009, and June 29, 2008, respectively.
2009 Priorities
With general employment under pressure across all geographies and industries, we have adapted our priorities for the balance of 2009 to deal with the present economic landscape. Broadly speaking, these priorities are centered on our clients, our employees, the efficiency of our operations and our liquidity.
We continue to focus on hiring and retaining top talent in order to provide superior service to our clients as well as increase our own efficiency. We have added resources to expand our business in the healthcare and government sectors. We are also expanding our national recruiting center in an effort to improve our results with high-volume clients. We believe TAPFIN has attractive offerings for clients who need to gain efficiencies in certain parts of their operations. We also believe that there is a great deal of potential to expand TAPFIN’s services with existing clients and to secure new clients as we move through this downturn and into the next upturn.
Overview of Second Quarter 2009
Revenue for the second quarter of 2009 was $156.8 million, down from $184.1 million for the second quarter of 2008. Net income in the second quarter was $2.4 million, down from $6.2 million in the second quarter of last year. The second quarter of 2008 included the previously discussed non-cash compensation charge of $0.8 million associated with the Praeos acquisition. Results for the second quarter of 2009 included restructuring costs of approximately $0.3 million, with the majority of this charge related to our Colorado Springs area lease.

Results of Operations
Three Months Ended June 28, 2009, Compared to Three Months Ended June 29, 2008
The following table sets forth the percentage relationship to revenues of certain items included in our unaudited Consolidated Statements of Operations, in thousands, except percentages and billable hour amounts:

	Three Months Ended		Percent of Revenues		Percent Change
	June 28,	June 29,	June 28,	June 29,	2009 $ vs.
	2009	2008	2009	2008	2008 $
Revenues from services	$156,765	$184,064	100.0%	100.0%	-14.8%
Cost of services	118,386	139,232	75.5%	75.6%	-15.0%

Gross profit	38,379	44,832	24.5%	24.4%	-14.4%

Operating costs and expenses:
Selling, general and administrative	32,347	34,291	20.6%	18.6%	-5.7%
Restructuring costs	321	—	0.2%	0.0%	NA
Depreciation and amortization	2,050	1,898	1.3%	1.1%	8.0%

	34,718	36,189	22.1%	19.7%	-4.1%

Operating income	3,661	8,643	2.4%	4.7%	-57.6%
Interest expense, net	1,126	1,279	0.7%	0.7%	-12.0%
Other income, net	(67)	(172)	0.0%	-0.1%	-61.0%

Income before income taxes	2,602	7,536	1.7%	4.1%	-65.5%
Income tax expense	216	1,324	0.2%	0.7%	-83.7%

Net income	$2,386	$6,212	1.5%	3.4%	-61.6%

Billable hours during the period	2,050,677	2,294,540
We recorded operating income of $3.7 million and net income of $2.4 million in the second quarter of 2009 compared to operating income of $8.6 million and net income of $6.2 million in the second quarter of 2008. The decrease in net income was due primarily to the lower revenue.
Revenues. Revenues for the second quarters of 2009 and 2008 were $156.8 million and $184.1 million, respectively, a decrease of 14.8%. The decrease was due primarily to a decrease in billable hours between periods on lower average headcount. Reimbursable expense revenue decreased to $2.7 million in the second quarter of 2009 from $4.8 million in the second quarter of 2008. This decrease had no impact on gross margin dollars as the related reimbursable expense was recognized in the same period. We continued to see bill rate pressures from our customers, particularly among Fortune 500 clients. Revenues from the government sector increased in the second quarter of 2009 from the second quarter of 2008. This increase was offset by revenue decreases in the telecommunications and financial services sectors over the same period.
Cost of Services. Cost of services for the second quarters of 2009 and 2008 were $118.4 million and $139.2 million, respectively, a decrease of 15.0%. The decrease was due primarily to decreases in billable headcount between periods partially offset by the increase in reimbursable expenses. Cost of services as a percentage of revenue remained relatively consistent at 75.5% in the second quarter of 2009 compared to 75.6% in the second quarter of 2008.
Selling, General and Administrative Expenses. Selling, general and administrative expenses in the second quarters of 2009 and 2008 were $32.3 million and $34.3 million, respectively, a decrease of 5.7%. The decrease was due primarily to the non-cash charge of approximately $0.8 million in the second quarter of 2008 for additional employee compensation relating to the Praeos purchase as well as a reduction in commissions expense. Included in these amounts are $0.9 million and $1.2 million of stock-based compensation, respectively. As a percentage of revenue, selling, general and administrative expenses increased to 20.6% in the second quarter of 2009 from 18.6% in the second quarter of 2008. Management has decided to maintain as much of our infrastructure as possible during this recession, which has resulted in selling, general and administrative expenses decreasing at a slower rate than revenue. As a result selling, general and administrative expenses have increased as a percentage of revenue as revenues have declined.
Restructuring Costs. Restructuring costs for the second quarter of 2009 were $0.3 million, or 0.2% of revenue. These employee termination benefits and lease abandonment costs related primarily to the closure of our Colorado Springs location.

Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation of our fixed assets and amortization of our customer base intangible assets. For the second quarters of 2009 and 2008, depreciation and amortization expense was $2.1 million and $1.9 million, respectively, an increase of 8.0%. The increase in depreciation and amortization expense was primarily due to the depreciation of our enterprise software system and the amortization of intangible assets resulting from previous acquisitions.
Interest Expense, Net. Interest expense, net, was $1.1 million and $1.3 million in the second quarters of 2009 and 2008, respectively, a decrease of 12.0%. The decrease was due to our overall debt reduction, which was partially offset by an increase in interest rates and the amortization of deferred financing costs after our March 2009 debt refinancing.
Provision for Income Taxes. The income tax expense of $0.2 million for the three months ended June 28, 2009, includes miscellaneous state and foreign income taxes. Our net deferred tax asset is substantially offset with a valuation allowance. Prior to 2009, a portion of our fully-reserved deferred tax assets that became realized through operating profits was recognized as a reduction to goodwill to the extent it related to benefits acquired in the merger. This resulted in deferred tax expense as the assets were utilized. This portion of deferred tax expense represented the consumption of pre-merger deferred tax assets that had a zero basis when we acquired them. In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, we calculated a goodwill bifurcation ratio in the year of the merger to determine the amount of deferred tax expense that should be offset to goodwill prospectively. Under the new accounting pronouncement, Statement of Financial Accounting Standard No. 141 (revised 2007), Business Combinations, effective 2009 and forward, no expense will be required to be recorded when there is a release of the valuation allowance on Venturi’s acquired net deferred tax assets from the merger.
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
Six Months Ended June 28, 2009, Compared to Six Months Ended June 29, 2008
The following table sets forth the percentage relationship to revenues of certain items included in our unaudited Consolidated Statements of Operations, in thousands, except percentages:

	Six Months Ended		Percent of Revenues		Percent Change
	June 28,	June 29,	June 28,	June 29,	2009 $ vs.
	2009	2008	2009	2008	2008 $
Revenues from services	$319,459	$367,447	100.0%	100.0%	-13.1%
Cost of services	242,984	277,959	76.1%	75.6%	-12.6%

Gross profit	76,475	89,488	23.9%	24.4%	-14.5%

Operating costs and expenses:
Selling, general and administrative	65,530	69,055	20.5%	18.8%	-5.1%
Restructuring costs	3,941	—	1.2%	0.0%	NA
Depreciation and amortization	4,124	3,718	1.3%	1.1%	10.9%

	73,595	72,773	23.0%	19.9%	1.1%

Operating income	2,880	16,715	0.9%	4.5%	-82.8%
Interest expense, net	2,078	2,882	0.7%	0.8%	-27.9%
Other income, net	(172)	(225)	-0.1%	-0.1%	-23.6%

Income before income taxes	974	14,058	0.3%	3.8%	-93.1%
Income tax expense	459	2,742	0.1%	0.7%	-83.3%

Net income	$515	$11,316	0.2%	3.1%	-95.4%

We recorded operating income of $2.9 million and net income of $0.5 million in the six months ended June 28, 2009, compared to operating income of $16.7 million and net income of $11.3 million in the six months ended June 29, 2008. The decrease in net income was due primarily to the lower revenue and $3.9 million of restructuring costs.
Revenues. Revenues for the six months ended June 28, 2009, and June 29, 2008, were $319.5 million and $367.4 million, respectively, a decrease of 13.1%. The decrease was due primarily to a decrease in billable hours between periods on lower average headcount. Reimbursable expense revenue decreased to $6.0 million in the six months ended June 28, 2009, from $7.9 million in the six months ended June 29, 2008. This decrease had no impact on gross margin dollars as the related reimbursable expense was recognized in the same period. We continued to see bill rate pressures from our customers, particularly among Fortune 500 clients. Revenues from the pharmaceutical/biotechnology and government sectors increased in the six months ended June 28, 2009, from the six months ended June 29, 2008. These increases were offset by revenue decreases in the telecommunications and financial services sectors, respectively, over the same period.
Cost of Services. Cost of services for the six months ended June 28, 2009, and June 29, 2008, were $243.0 million and $278.0 million, respectively, a decrease of 12.6%. The decrease was due primarily to decreases in billable headcount between periods. Cost of services as a percentage of revenue increased to 76.1% in the six months ended June 28, 2009, from 75.6% in the six months ended June 29, 2008, due to the downward pricing pressure from customers and the market place, which could only be partially mitigated by reductions in average pay rates.
Selling, General and Administrative Expenses. Selling, general and administrative expenses in the six months ended June 28, 2009, and June 29, 2008, were $65.5 million and $69.1 million, respectively, a decrease of 5.1%. The decrease was due primarily to our targeted selling, general and administrative reductions as well as the non-cash charge of approximately $1.7 million in the six months ended June 29, 2008, for additional employee compensation relating to the Praeos purchase. Included in these amounts are $1.8 million and $2.3 million of stock-based compensation, respectively. As a percentage of revenue, selling, general and administrative expenses increased to 20.5% in the six months ended June 28, 2009, from 18.8% in the six months ended June 29, 2008. Management has decided to maintain as much of our infrastructure as possible during this recession, which has resulted in selling, general and administrative expenses decreasing at a slower rate than revenue. As a result selling, general and administrative expenses have increased as a percentage of revenue as revenues have declined.
Restructuring Costs. Restructuring costs for the six months ended June 28, 2009, were $3.9 million, or 1.2% of revenue. These employee termination benefits and lease abandonment costs related primarily to the relocation of certain administrative functions into our new Phoenix customer service center facility.
Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation of our fixed assets and amortization of our customer base intangible assets. For the six months ended June 28, 2009, and June 29, 2008, depreciation and amortization expense was $4.1 million and $3.7 million, respectively, an increase of 10.9%. The increase in depreciation and amortization expense was primarily due to the depreciation of our enterprise software system and the amortization of intangible assets resulting from previous acquisitions.
Interest Expense, Net. Interest expense, net, was $2.1 million and $2.9 million in the six months ended June 28, 2009, and June 29, 2008, respectively, a decrease of 27.9%. The decrease was due to our overall debt reduction, which was partially offset by an increase in interest rates and the amortization of deferred financing costs after our March 2009 debt refinancing.
Provision for Income Taxes. The income tax expense of $0.5 million for the six months ended June 28, 2009, includes miscellaneous state and foreign income taxes. Our net deferred tax asset is substantially offset with a valuation allowance. Prior to 2009, a portion of our fully-reserved deferred tax assets that became realized through operating profits was recognized as a reduction to goodwill to the extent it related to benefits acquired in the merger. This resulted in deferred tax expense as the assets were utilized. This portion of deferred tax expense represented the consumption of pre-merger deferred tax assets that had a zero basis when we acquired them. In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, we calculated a goodwill bifurcation ratio in the year of the merger to determine the amount of deferred tax expense that should be offset to goodwill prospectively. Under the new accounting pronouncement, Statement of Financial Accounting Standard No. 141 (revised 2007), Business Combinations, effective 2009 and forward, no expense will be required to be recorded when there is a release of the valuation allowance on Venturi’s acquired net deferred tax assets from the merger.
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
Liquidity and Capital Resources
Overview
We extended the maturity of our senior credit agreement in March 2009 through March 31, 2012, as discussed below in “Credit Agreement.” Management felt it was important to extend the senior credit agreement prior to its expiration in March 2010 in order to give us the financial flexibility to make appropriate investments in our business and maintain our infrastructure through the duration of this recession.
We typically finance our operations through cash flow from operations and borrowings under our credit facilities. Due to the requirements of our senior credit agreement, as discussed in more detail below under the “Cash Flows” section, we do not maintain a significant cash balance in our primary domestic cash accounts. Excess borrowing availability under our existing revolving credit facility at June 28, 2009, was $56.8 million. Our borrowing availability is impacted by the timing of cash receipts and disbursements. Timing of receipts and disbursements in our vendor management business can have a material impact on the debt levels we report at any date, and; therefore, in 2008 we began reporting average daily debt for each quarter, as discussed below in “Credit Agreement.”
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
Working Capital
Accounts receivable are a significant component of our working capital. We monitor our accounts receivable through a variety of metrics, including days sales outstanding (“DSO”). We calculate our consolidated DSO by determining average daily revenue based on an annualized three-month analysis and dividing it into the gross accounts receivable balance as of the end of the period. Accounts receivable, net, were $182.3 million and $202.3 million as of June 28, 2009, and December 28, 2008, respectively. Our consolidated DSO was 43 days as of June 28, 2009, and December 28, 2008. As a result of the timing of vendor management receipts and the seasonality in our operations, our consolidated DSO may materially fluctuate.
Additionally, we separately calculate DSO for vendor management services (“VMS DSO”) by determining average daily vendor management service gross revenue based on an annualized three-month analysis and dividing it into the gross vendor management accounts receivable balance as of the end of the period. Vendor management accounts receivable were $87.6 million and $96.7 million as of June 28, 2009, and December 28, 2008, respectively. Our VMS DSO was 35 days as of June 28, 2009 and December 28, 2008. As a result of the timing of vendor management receipts and the seasonality in our operations, our VMS DSO may materially fluctuate.
Our total accounts payable were $128.1 million and $156.5 million as of June 28, 2009, and December 28, 2008, respectively. Our vendor management services accounts payable and other liabilities were $87.1 million and $104.1 million as of June 28, 2009, and December 28, 2008, respectively.
Credit Agreement
In March 2009, we entered into a Ninth Amendment to our senior credit agreement (the “Amendment”). Among other things, the Amendment provided for (i) a decrease in our borrowing capacity under our existing revolving credit facility from $160.0 million to $110.0 million, (ii) an extension of the maturity date for the facility of an additional two years to March 31, 2012, and (iii) increases in the applicable interest rates under the facility to LIBOR plus a margin of 3.75% or, at our option, the prime rate plus a margin of 2.75%. The Amendment also permits us to make up to $10.0 million in stock repurchases and/or dividend payments in the aggregate subject to the terms and conditions specified.
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
Borrowings under the revolver are limited to 85% of eligible accounts receivable, as defined in the senior credit agreement, as amended, reduced by the amount of outstanding letters of credit and designated reserves. At June 28, 2009, these designated reserves were:
•	a $5.0 million minimum availability reserve,

•	a $1.0 million reserve for outstanding letters of credit, and

•	a $1.0 million reserve for the ASET acquisition.
At June 28, 2009, we had outstanding borrowings of $52.2 million under the revolver at interest rates ranging from 4.1% to 6.0% per annum (weighted average rate of 4.3%) and excess borrowing availability under the revolver of $56.8 million. Our average daily net debt balance during the second quarter was $59.8 million. Fees paid on outstanding letters of credit are equal to the LIBOR margin then applicable to the revolver, which at June 28, 2009, was 3.75%. At June 28, 2009, outstanding letters of credit totaled $1.0 million.
Debt Compliance
Our credit facilities contain a number of covenants that, among other things, restrict our ability to:
•	incur additional indebtedness;

•	pay more than $10 million in the aggregate for stock repurchases and dividends;

•	incur liens;

•	make certain capital expenditures;

•	make certain investments or acquisitions;

•	repay debt; and

•	dispose of property.
In addition, our credit facilities have springing financial covenants that would require us to satisfy a minimum fixed charge coverage ratio and a maximum total leverage ratio if our excess availability falls below $25 million. A breach of any covenants governing our debt would permit the acceleration of the related debt and potentially other indebtedness under cross-default provisions, which could harm our business and financial condition. These restrictions may place us at a disadvantage compared to our competitors that are not required to operate under such restrictions or that are subject to less stringent restrictive covenants. As of June 28, 2009, we were in compliance with these requirements and we believe we will be able to comply with these terms throughout 2009.
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

Cash Flows
The following table summarizes our cash flow activity for the periods indicated, in thousands:

	Six Months Ended
	June 28,	June 29,
	2009	2008

Net cash provided by operating activities	$1,889	$11,588
Net cash used in investing activities	(3,056)	(9,648)
Net cash used in financing activities	(19,843)	(1,852)
Effect of exchange rates on cash	86	1

Net increase (decrease) in cash	$(20,924)	$89

Cash provided by operating activities in the six months ended June 28, 2009, was $1.9 million compared to $11.6 million in the six months ended June 29, 2008. In addition to cash provided by earnings, cash flows from operating activities are affected by the timing of cash receipts and disbursements and the working capital requirements of the business. The non-seasonal trends in cash provided by operating activities between 2009 and 2008 can be attributed to lower earnings and the timing of certain receipts and disbursements in a large vendor management engagement.
Cash used in investing activities in the six months ended June 28, 2009, was $3.1 million compared to $9.6 million in the six months ended June 29, 2008. Our cash flows associated with investing activities in 2009 and 2008 included capital expenditures of $0.7 million and $3.2 million, respectively, and cash paid for acquisitions of $2.4 million and $6.4 million, respectively. Cash paid for acquisitions consists primarily of earnout payments related to the acquisition of Pure Solutions. We expect to pay an additional $1.0 million in cash earnout payments during the next 12 months, which have been fully accrued in the Consolidated Balance Sheet as of June 28, 2009.
Capital expenditures for the six months ended June 28, 2009, related primarily to the purchase of computer hardware and leasehold improvements. Capital expenditures in 2009 are currently expected to be approximately $2.0 million to $3.0 million. This spending level is lower than the $5.8 million spent in 2008 due to the completion of several projects during 2008 as well as a planned reduction in capital projects.
Cash used in financing activities was $19.8 million in the six months ended June 28, 2009, compared to $1.9 million in the six months ended June 29, 2008. Cash flows associated with financing activities primarily represent borrowings and payments on our revolving credit facility. Cash used in financing activities in the six months ended June 28, 2009, also includes $2.3 million related to cash paid for debt issuance costs related to the refinance of our credit agreement in March 2009.
Pursuant to the terms of the senior credit agreement, we maintain a zero balance in our primary domestic cash accounts. Any excess cash in our accounts is swept on a daily basis and applied to repay borrowings under the revolver, and any cash needs are satisfied through borrowings under the revolver. Cash and cash equivalents recorded on our Consolidated Balance Sheet at June 28, 2009, and December 28, 2008, in the amount of $1.8 million and $22.7 million, respectively, represented cash balances at our Toronto and United Kingdom subsidiaries and $20.0 million we had invested in a US Treasury money market fund. We used these US Treasury funds to repay a portion of our senior credit agreement during the first quarter of 2009.
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
Off-Balance Sheet Arrangements
As of June 28, 2009, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Related Party Transactions
Elias J. Sabo, a member of our board of directors, also serves on the board of directors of The Compass Group, the parent company of StaffMark. StaffMark provides commercial staffing services to us and to our clients in the normal course of its business. During the three months ended June 28, 2009, we and our clients purchased approximately $1.4 million of staffing services from StaffMark for services provided to our vendor management clients. At June 28, 2009, we had approximately $0.5 million in accounts payable to StaffMark.
Frederick W. Eubank II and Courtney R. McCarthy, members of our board of directors, are employees of Wachovia Investors Inc., our largest shareholder and a subsidiary of Wachovia Corporation (“Wachovia”). We provide commercial staffing services to Wachovia in the normal course of our business. During the three months ended June 28, 2009, we recorded revenue of approximately $0.5 million related to Wachovia’s purchase of staffing services. At June 28, 2009, we had approximately $0.1 million in accounts receivable from Wachovia.
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

Interest Rate Risks
Outstanding debt under our senior credit agreement at June 28, 2009, was approximately $52.2 million. Interest on borrowings under the agreement is based on the prime rate or LIBOR plus a fixed margin. Based on the outstanding balance at June 28, 2009, a change of 1% in the interest rate would cause a change in interest expense of approximately $0.5 million on an annual basis.
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
Disclosure Controls and Procedures
Our management has established and maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Accounting Officer (our principal executive officer and principal financial officer, respectively), as appropriate to allow timely decisions regarding required disclosure. As of June 28, 2009, our management, including our Chief Executive Officer and our Chief Accounting Officer, conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 28, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information relating to our purchase of shares of our common stock in the second quarter of 2009. These purchases reflect shares withheld upon vesting of restricted stock, to satisfy statutory minimum tax withholding obligations.

	Total Number of	Average Price Paid
Period	Shares Purchased	per Share

March 30, 2009 - April 26, 2009	277	$2.20
April 27, 2009 - May 24, 2009	—	$—
May 25, 2009 - June 28, 2009	3,588	$5.49

	3,865	$5.25

We intend to continue to satisfy minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.
On April 30, 2009, we announced that our Board of Directors authorized the repurchase of up to $5.0 million of our common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by our management based on their evaluation of market conditions and other factors. No repurchases were made during the second quarter of 2009. The repurchase program may be suspended or discontinued at any time until its termination on April 27, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The information required by this Item 4 was previously reported by us in our current report on Form 8-K, filed with the Securities and Exchange Commission on May 14, 2009.

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

Global Opportunities Partners L.P. and R2 Investments, LDC. Exhibits previously filed as indicated below are incorporated by reference.

		Incorporated by Reference
Exhibit			Exhibit
Number	Exhibit Description	Form	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of COMSYS IT Partners, Inc.	8-K	3.1	October 4, 2004

3.2	Amended and Restated Bylaws of COMSYS IT Partners, Inc.	8-K	3.2	October 4, 2004

3.3	First Amendment to the Amended and Restated Bylaws of COMSYS IT Partners, Inc.	8-K	3.1	May 4, 2005

4.1	Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old COMSYS Holdings stockholders party thereto	8-A/A	4.2	November 2, 2004

4.2	Amendment No. 1 to Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old COMSYS Holdings stockholders party thereto	10-Q	4.2	May 6, 2005

4.3	Amended and Restated Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old Venturi stockholders party thereto	8-A/A	4.3	November 2, 2004

4.4	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old Venturi stockholders party thereto	10-Q	4.4	May 6, 2005

4.7#	Common Stock Purchase Warrant dated as of April 14, 2003, issued by the Company in favor of BNP Paribas	8-K	99.16	April 25, 2003

4.8	Specimen Certificate for Shares of Common Stock	10-K	4.6	April 1, 2005

10.1	COMSYS IT Partners, Inc. 2004 Stock Incentive Plan, as amended	Proxy Statement	Appendix A	April 13, 2009

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSYS IT PARTNERS, INC.
Date: August 5, 2009	By:	/s/ Larry L. Enterline
	Name:	Larry L. Enterline
	Title:	Chief Executive Officer

Date: August 5, 2009	By:	/s/ Amy Bobbitt
	Name:	Amy Bobbitt
	Title:	Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			Exhibit
Number	Exhibit Description	Form	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of COMSYS IT Partners, Inc.	8-K	3.1	October 4, 2004

3.2	Amended and Restated Bylaws of COMSYS IT Partners, Inc.	8-K	3.2	October 4, 2004

3.3	First Amendment to the Amended and Restated Bylaws of COMSYS IT Partners, Inc.	8-K	3.1	May 4, 2005

4.1	Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old COMSYS Holdings stockholders party thereto	8-A/A	4.2	November 2, 2004

4.2	Amendment No. 1 to Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old COMSYS Holdings stockholders party thereto	10-Q	4.2	May 6, 2005

4.3	Amended and Restated Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old Venturi stockholders party thereto	8-A/A	4.3	November 2, 2004

4.4	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old Venturi stockholders party thereto	10-Q	4.4	May 6, 2005

4.7#	Common Stock Purchase Warrant dated as of April 14, 2003, issued by the Company in favor of BNP Paribas	8-K	99.16	April 25, 2003

4.8	Specimen Certificate for Shares of Common Stock	10-K	4.6	April 1, 2005

10.1	COMSYS IT Partners, Inc. 2004 Stock Incentive Plan, as amended	Proxy Statement	Appendix A	April 13, 2009

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002