Form 10-Q
period 2009-09-27
COMSYS IT PARTNERS INC
filed 2009-11-05
CIK 948850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2009.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of November 2, 2009, was 21,122,544.

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
These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, including:
•	economic declines that affect our business, including our profitability, liquidity or the ability to comply with applicable loan covenants;

•	the financial stability of our lenders and their ability to honor their commitments related to our credit agreements;

•	regulatory changes that impose additional regulations or licensing requirements in such a manner as to increase our costs of doing business or restrict access to qualified technology workers;

•	the risk of increased tax rates;

•	adverse changes in credit and capital markets conditions that may affect our ability to obtain financing or refinancing on favorable terms or that may warrant changes to existing credit terms;

•	the financial stability of our customers and other business partners and their ability to pay their outstanding obligations or provide committed services;

•	changes in levels of unemployment and other economic conditions in the United States, or in particular regions or industries;

•	the impact of changes in demand for our services or competitive pressures on our ability to maintain or improve our operating margins, including pricing pressures;

•	the risk in an uncertain economic environment of increased incidences of employment disputes, employment litigation and workers’ compensation claims;

•	our success in attracting, training, retaining and motivating billable consultants and key officers and employees;

•	our ability to shift a larger percentage of our business mix into IT solutions, project management and business process outsourcing and, if successful, our ability to manage those types of business profitably;

•	weakness or reductions in corporate information technology spending levels;

•	our ability to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions;

•	the entry of new competitors into the U.S. staffing services and consulting markets due to the limited barriers to entry or the expansion of existing competitors in that market;

•	increases in employment-related costs such as healthcare and unemployment taxes;

•	the possibility of our incurring liability for the activities of our billable consultants or for events impacting our billable consultants on our clients’ premises;

•	the risk that we may be subject to claims for indemnification under our customer contracts;

•	the risk that cost cutting or restructuring activities could cause an adverse impact on certain of our operations; and

•	adverse changes to management’s periodic estimates of future cash flows that may affect our assessment of our ability to fully recover our goodwill.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In thousands, except per share amounts)	2009	2008	2009	2008

Revenues from services	$157,305	$183,663	$476,764	$551,110
Cost of services	118,677	138,483	361,661	416,442

Gross profit	38,628	45,180	115,103	134,668

Operating costs and expenses:
Selling, general and administrative	32,083	34,579	97,613	103,634
Restructuring costs	155	—	4,096	—
Depreciation and amortization	2,106	2,185	6,230	5,903

	34,344	36,764	107,939	109,537

Operating income	4,284	8,416	7,164	25,131
Interest expense, net	1,057	1,224	3,135	4,106
Other expense (income), net	45	40	(127)	(185)

Income before income taxes	3,182	7,152	4,156	21,210
Income tax expense	164	1,105	623	3,847

Net income	$3,018	$6,047	$3,533	$17,363

Basic net income per common share	$0.14	$0.30	$0.17	$0.85
Diluted net income per common share	$0.14	$0.30	$0.17	$0.84

Weighted average basic and diluted shares outstanding:
Basic	19,815	19,612	19,795	19,594
Diluted	19,815	20,455	19,795	20,611
See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In thousands)	2009	2008	2009	2008
Net income	$3,018	$6,047	$3,533	$17,363
Foreign currency translation adjustments	(29)	(69)	(121)	(53)

Total comprehensive income	$2,989	$5,978	$3,412	$17,310

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 27,	December 28,
	2009	2008
(In thousands, except share and par value amounts)	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$1,213	$22,695
Accounts receivable, net of allowance of $3,480 and $3,232, respectively	191,266	202,297
Prepaid expenses and other	2,764	3,116
Restricted cash	2,486	2,489

Total current assets	197,729	230,597

Fixed assets, net	13,810	16,596
Goodwill	89,155	89,064
Other intangible assets, net	9,570	11,962
Deferred financing costs, net	2,733	1,175
Restricted cash	308	308
Other assets	1,104	1,478

Total assets	$314,409	$351,180

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$122,060	$156,528
Payroll and related taxes	26,947	25,975
Interest payable	271	337
Other current liabilities	9,783	9,728

Total current liabilities	159,061	192,568

Long-term debt	59,170	69,692
Other liabilities	6,660	5,435

Total liabilities	224,891	267,695

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 95,000,000 shares authorized and 21,120,544 shares outstanding at September 27, 2009; 95,000,000 shares authorized and 20,465,028 shares outstanding at December 28, 2008	210	203
Common stock warrants	1,734	1,734
Accumulated other comprehensive loss	(211)	(90)
Additional paid-in capital	229,974	227,360
Accumulated deficit	(142,189)	(145,722)

Total stockholders’ equity	89,518	83,485

Total liabilities and stockholders’ equity	$314,409	$351,180

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Accumulated
		Common	Other	Additional		Total
	Common	Stock	Comprehensive	Paid-in	Accumulated	Stockholders’
(In thousands, except share data)	Stock	Warrants	Income (Loss)	Capital	Deficit	Equity
Balance as of December 30, 2007	$201	$1,734	$57	$223,174	$(80,534)	$144,632
Net loss	—	—	—	—	(65,188)	(65,188)
Foreign currency translations	—	—	(147)	—	—	(147)
Issuance of 342,878 shares of restricted common stock	2	—	—	(2)	—	—
Forfeiture of 25,132 shares of restricted common stock	—	—	—	(332)	—	(332)
Options exercised for 8,200 shares of common stock	—	—	—	83	—	83
Stock-based compensation	—	—	—	4,437	—	4,437

Balance as of December 28, 2008	203	1,734	(90)	227,360	(145,722)	83,485
Net income	—	—	—	—	3,533	3,533
Foreign currency translations	—	—	(121)	—	—	(121)
Issuance of 667,000 shares of restricted common stock	7	—	—	(7)	—	—
Forfeiture of 10,136 shares of restricted common stock	—	—	—	(41)	—	(41)
Stock-based compensation	—	—	—	2,662	—	2,662

Balance as of September 27, 2009	$210	$1,734	$(211)	$229,974	$(142,189)	$89,518

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 27,	September 28,
(In thousands)	2009	2008
Cash flows from operating activities
Net income	$3,533	$17,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,230	5,903
Restructuring costs	2,905	—
Provision for doubtful accounts	903	406
Stock-based compensation	2,662	3,401
Amortization of deferred financing costs	766	652
Other noncash expense, net	762	3,847
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	10,387	(46,387)
Prepaid expenses and other	88	(189)
Accounts payable	(31,833)	27,500
Payroll and related taxes	928	278
Other	(1,431)	2,363

Net cash provided by (used for) operating activities	(4,100)	15,137

Cash flows from investing activities
Capital expenditures	(889)	(5,144)
Acquisitions, net of cash acquired	(3,712)	(7,884)

Net cash used in investing activities	(4,601)	(13,028)

Cash flows from financing activities
Borrowings (payments) under revolving credit facility, net	(10,522)	1,703
Cash paid for financing costs	(2,325)	—
Repayments of long-term debt	—	(3,750)
Exercise of stock options and warrants	—	83

Net cash used in financing activities	(12,847)	(1,964)

Effect of exchange rates on cash	66	(149)

Net decrease in cash	(21,482)	(4)
Cash, beginning of period	22,695	1,594

Cash, end of period	$1,213	$1,590

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. General
The unaudited consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the U.S.; however, they do include all adjustments of a normal recurring nature that, in the opinion of management, are necessary to present fairly the results of operations of COMSYS IT Partners, Inc. and its subsidiaries (collectively, the “Company”) for the interim periods presented. The Consolidated Balance Sheet as of December 28, 2008, and the Consolidated Statement of Shareholders’ Equity for the period from December 30, 2007, through December 28, 2008, have been derived from the Company’s audited financial statements, but do not include the financial statement footnote information required for audited financial statements. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008, as filed with the Securities and Exchange Commission (the “SEC”). Due to the seasonal nature of the Company’s business, the results of operations for the three and nine months ended September 27, 2009, are not necessarily indicative of results to be expected for the entire fiscal year.
The Company is a leading IT services company with 52 offices across the U.S. and offices in Puerto Rico, Canada and the United Kingdom and provides a full range of IT staffing and project implementation services, including website development and integration, application programming and development, client/server development, systems software architecture and design, systems engineering and systems integration. The Company also provides services that complement its IT staffing services, such as vendor management, project solutions, process solutions and permanent placement of IT professionals. The Company’s TAPFIN Process Solutions division offers total human capital fulfillment and management solutions within three core service areas: vendor management services, services procurement management and recruitment process outsourcing.
The Company’s fiscal year ends on the Sunday closest to December 31st and its first three fiscal quarters are 13 calendar weeks each (and each also ends on a Sunday). The fiscal third quarter-ends for 2009 and 2008 were September 27, 2009, and September 28, 2008, respectively.
The Company’s consolidated financial information is reviewed by the chief decision makers, and the business is managed under one operating strategy, the Company operates under one reportable segment. The Company’s principal operations are located in the United States, and the results of operations and long-lived assets in geographic regions outside of the United States are not material. During the three and nine months ended September 27, 2009, and September 28, 2008, no individual customer accounted for more than 10% of the Company’s consolidated revenues.
Subsequent events have been evaluated through November 5, 2009, the date of the issuance of the financial statements. There were no recognized subsequent events requiring recognition in the financial statements and no non-recognized subsequent events requiring disclosure.
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

4. Restructuring Costs
In November 2008, the Company announced a restructuring plan designed to improve operational efficiencies by relocating certain administrative functions primarily from the Washington, DC area and Portland, Oregon into its Phoenix customer service center facility. Although the plan has essentially been completed, the Company expects to continue recording restructuring charges from this plan through the fourth quarter of 2009, including a reversal in the fourth quarter of 2009 of a portion of previously recorded lease charges. All of these charges are expected to result in future cash expenditures. These charges primarily will relate to miscellaneous employee termination benefits and lease-related costs.
The change in the restructuring liability during 2008 and the nine months ended September 27, 2009, is set forth below, in thousands:

	Employee
	severance	Lease costs	Total
Balance as of December 30, 2007	$—	$355	$355
Adjustments	—	—	—
Charges	453	64	517
Cash payments	(41)	(177)	(218)

Balance as of December 28, 2008	412	242	654
Adjustments	—	—	—
Charges	356	3,343	3,699
Cash payments	(640)	(542)	(1,182)

Balance as of September 27, 2009	$128	$3,043	$3,171

The Company recorded additional restructuring charges related to lease abandonment costs in the first nine months of 2009 related to its reduction in space at the Company’s Washington, DC-area and Colorado Springs, CO facilities. These lease charges will be paid from 2009 through 2014. See the subsequent event disclosure in Note 1 for additional information related to a potential sublease on the Washington, DC-area facility.
5. Long-Term Debt
Long-term debt was $59.2 million and $69.7 million at September 27, 2009, and December 28, 2008, respectively. These amounts were made up entirely of borrowings under our revolving credit agreement (“revolver” or “senior credit agreement”).
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
Borrowings under the revolver are limited to 85% of eligible accounts receivable, as defined in the senior credit agreement, as amended, reduced by the amount of outstanding letters of credit and designated reserves. At September 27, 2009, these designated reserves were:
•	a $5.0 million minimum availability reserve, and

•	a $0.9 million reserve for outstanding letters of credit.

At September 27, 2009, the Company had outstanding borrowings of $59.2 million under the revolver at interest rates ranging from 4.01% to 6.00% per annum (weighted average rate of 4.49%) and excess borrowing availability under the revolver of $50.0 million. Fees paid on outstanding letters of credit are equal to the LIBOR margin then applicable to the revolver, which at September 27, 2009, was 3.75%. At September 27, 2009, outstanding letters of credit totaled $0.9 million.
The Company’s credit facilities contain a number of covenants that, among other things, restrict its ability to:
•	incur additional indebtedness;

•	pay more than $10 million in the aggregate for stock repurchases and dividends;

•	incur liens;

•	make certain capital expenditures;

•	make certain investments or acquisitions;

•	repay debt; and

•	dispose of property.
In addition, under the credit facilities, there are springing financial covenants that would require the Company to satisfy a minimum fixed charge coverage ratio and a maximum total leverage ratio if our excess availability falls below $25 million. A breach of any covenants governing the Company’s debt would permit the acceleration of the related debt and potentially other indebtedness under cross-default provisions. As of September 27, 2009, the Company was in compliance with these requirements.
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
6. Income Taxes
The Company recorded income tax expense of $0.2 million and $0.6 million in the three and nine months ended September 27, 2009, respectively, for federal, state and foreign income taxes.
The Company records an income tax valuation allowance when it is more likely than not that certain deferred tax assets will not be realized. The Company carried a valuation allowance against most of its deferred tax assets as of September 27, 2009. These deferred tax items represent expenses or operating losses recognized for financial reporting purposes, which will result in tax deductions over varying future periods. The judgments, assumptions and estimates that may affect the amount of the valuation allowance include estimates of future taxable income, timing or amount of future reversals of existing deferred tax liabilities and other tax planning strategies that may be available to the Company. The Company will evaluate quarterly its estimates of the recoverability of its deferred tax assets based on its assessment of whether it’s more likely than not that any portion of these fully reserved assets become recoverable through future taxable income. At such time that the Company no longer has a reserve for its deferred tax assets, it will record a deferred tax asset and related tax benefit in the period the valuation allowance is reversed, and the Company will begin to provide for taxes at the full statutory rate.
As of September 27, 2009, the Company had $62.4 million in net deferred tax assets and had recorded a valuation allowance against $61.6 million of those assets. The decrease in the valuation allowance from December 28, 2008, resulted primarily from pre-tax book income and utilization of net deferred tax assets during the nine months ended September 27, 2009.
The Company’s net deferred tax assets are substantially offset with a valuation allowance as discussed above. For the years ended December 28, 2008 and prior, a portion of its fully reserved deferred tax assets that become realized through operating profits were recognized as a reduction to goodwill to the extent they related to benefits acquired in the merger. This resulted in a deferred tax expense in the year the acquired deferred tax assets were utilized. This portion of deferred tax expense represented the consumption of pre-merger deferred tax assets that were acquired with zero basis. The Company calculated a goodwill bifurcation ratio in the year of the merger to determine the amount of deferred tax expense that should be offset to goodwill prospectively. No expense will be required to be recorded when there is a release of the valuation allowance on Venturi’s acquired net deferred tax assets.

The Company has not paid United States federal income tax on the undistributed foreign earnings of its foreign subsidiaries as it is the Company’s intent to reinvest such earnings in its foreign subsidiaries. Pretax income attributable to the Company’s profitable foreign operations amounted to $0 in both the three months ended September 27, 2009, and September 28, 2008, and $0.1 million and $0.2 million in the nine months ended September 27, 2009, and September 28, 2008, respectively.
The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense. For the three and nine months ended September 27, 2009, and September 28, 2008, the Company has not recorded any interest or penalties.
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
Potentially dilutive securities at September 27, 2009, include 248,654 warrants to purchase the Company’s common stock. The warrant holders are entitled to participate in dividends declared on common stock as if the warrants were exercised for common stock. As a result, for purposes of calculating basic net income per common share, income attributable to warrant holders has been excluded from net income.
Additionally, potentially dilutive securities include 1,057,266 unvested restricted shares at September 27, 2009. The unvested restricted stock holders are entitled to participate in dividends declared on common stock as if the shares were fully vested. As a result, for purposes of calculating basic net income per common share, income attributable to unvested restricted stock holders has been excluded from net income.
The computation of basic and diluted net income per share is as follows, in thousands, except per share amounts:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Net income attributable to common stockholders — basic	$2,834	$5,817	$3,326	$16,698
Net income attributable to unvested restricted stock holders	148	157	165	457
Net income attributable to warrant holders	36	73	42	208

Total net income	$3,018	$6,047	$3,533	$17,363

Weighted average common shares outstanding — basic	19,815	19,612	19,795	19,594
Add: dilutive restricted stock, stock options and warrants	—	843	—	1,017

Diluted weighted average common shares outstanding	19,815	20,455	19,795	20,611

Basic net income per common share	$0.14	$0.30	$0.17	$0.85
Diluted net income per common share	$0.14	$0.30	$0.17	$0.84
For the three months ended September 27, 2009, and September 28, 2008, 1,099,946 shares and 437,059 shares, respectively, attributable to outstanding stock options, warrants and unvested restricted stock were excluded from the calculation of diluted net income per share because their inclusion would have been antidilutive. For the nine months ended September 27, 2009, and September 28, 2008, 1,153,379 shares and 588,540 shares, respectively, attributable to outstanding stock options, warrants and unvested restricted stock were excluded from the calculation of diluted net income per share because their inclusion would have been antidilutive.
8. Commitments and Contingencies
The Company has agreed to indemnify members of its board of directors and its corporate officers against any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that the individual is or was a director or officer of the Company. The individuals will be indemnified, to the fullest extent permitted by law, against related expenses, judgments, fines and any amounts paid in settlement. The Company also maintains directors and officers insurance coverage in order to mitigate exposure to these indemnification obligations. There was no amount recorded for these indemnification obligations at September 27, 2009, and December 28, 2008. Due to the nature of these obligations, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist related to these indemnifications.

The Company leases various office space and equipment under noncancelable operating leases expiring through 2018. Certain leases include free rent periods, rent escalation clauses and renewal options. Rent expense is recorded on a straight-line basis over the term of the lease. Rent expense was $1.9 million and $2.2 million for the three months ended September 27, 2009, and September 28, 2008, respectively, and $6.3 million and $6.0 million for the nine months ended September 27, 2009, and September 28, 2008. Sublease income was $0.2 million for both the three months ended September 27, 2009, and September 28, 2008, and $0.7 million and $0.5 million for the nine months ended September 27, 2009, and September 28, 2008, respectively.
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
Stock Options
A summary of the activity related to stock options granted under the 1995 Plan, the 2003 Equity Plan and the 2004 Equity Plan is as follows:

					Weighted-Average
	1995	2003	2004		Exercise Price
	Plan	Equity Plan	Equity Plan	Total	Per Share
Outstanding at December 30, 2007	1,250	445,000	330,266	776,516	$9.75
Granted	—	—	—	—	$—
Exercised	—	—	(8,200)	(8,200)	$8.55
Forfeited	(527)	(1,387)	(18,336)	(20,250)	$17.94

Outstanding at December 28, 2008	723	443,613	303,730	748,066	$9.54
Granted	—	—	—	—	$—
Exercised	—	—	—	—	$—
Forfeited	—	(1,387)	(14,833)	(16,220)	$9.29

Outstanding at September 27, 2009	723	442,226	288,897	731,846	$9.55

Exercisable at September 27, 2009	723	425,529	288,897	715,149	$9.57

Available for issuance at September 27, 2009		55,809	1,134,368	1,190,177

The following table summarizes information related to stock options outstanding and exercisable under the Company’s stock-based compensation plans at September 27, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Contractual	Average		Average
	Options	Years	Exercise Price	Options	Exercise Price
Range of Exercise Prices	Outstanding	Remaining	per Share	Exercisable	per Share
$7.80	219,000	3.55	$7.80	219,000	$7.80
$8.55 to $8.88	213,961	4.96	$8.57	197,264	$8.57
$11.05 to $11.98	298,162	5.11	$11.32	298,162	$11.32
$63.25 to $132.75	723	0.36	$100.64	723	$100.64

$7.80 to $132.75	731,846	4.59	$9.55	715,149	$9.57

For additional vesting information on stock option grants issued or modified prior to 2009, see Footnote 10 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.
Cash received from option and warrant exercises during the nine months ended September 27, 2009, and September 28, 2008, was $0 and $83,000, respectively, and was included in financing activities in the accompanying Consolidated Statements of Cash Flows. The total intrinsic value of options exercised during the three months ended September 27, 2009, and September 28, 2008, was $0 and $4,000, respectively. The total intrinsic value of options exercised during the nine months ended September 27, 2009, and September 28, 2008, was $0 and $24,000, respectively. The Company has historically used newly issued shares to satisfy stock option exercises and expects to continue to do so in future periods.
Restricted Stock Awards
Restricted stock awards are grants that entitle the holder to shares of common stock as the awards vest. The Company measures the fair value of restricted shares based upon the closing market price of the Company’s common stock on the date of grant. Restricted stock awards that vest in accordance with service conditions are amortized over their applicable vesting period using the straight-line method. For unvested share awards subject partially or wholly to performance conditions, the Company is required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, the Company will recognize the expense using the straight-line attribution method.
A summary of the activity related to restricted stock granted under the 2004 Equity Plan and the 2004 Incentive Plan is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested balance at December 30, 2007	490,635	$18.34
Granted	342,878	$11.09
Vested	(147,227)	$17.35
Forfeited	(79,443)	$17.30

Unvested balance at December 28, 2008	606,843	$14.62
Granted	667,000	$4.36
Vested	(214,911)	$15.55
Forfeited	(1,666)	$14.83

Unvested balance at September 27, 2009	1,057,266	$7.96

The unvested shares in the table above issued to non-executive employees are subject to a three-year time-based vesting requirement. The unvested shares issued to executive officers are subject to either a three-year time-based vesting requirement or a three-year performance-based vesting requirement. The compensation expense associated with these shares is amortized using the straight-line method. For additional vesting information on restricted stock grants issued or modified prior to 2009, see Footnote 10 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.
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
As of September 27, 2009, there was $4.8 million of total unrecognized compensation costs related to unvested option and restricted stock awards granted under the plans, which are expected to be recognized over a weighted-average period of 27 months. The total fair value of shares and options that vested during the three and nine months ended September 27, 2009, was $0.1 million and $3.8 million, respectively.

10. Related Party Transactions
Elias J. Sabo, a member of the Company’s board of directors, also serves on the board of directors of The Compass Group, the parent company of StaffMark. StaffMark provides commercial staffing services to the Company and its clients in the normal course of its business. During the three months ended September 27, 2009, the Company and its clients purchased approximately $0.7 million of staffing services from StaffMark for services provided to the Company’s vendor management clients. At September 27, 2009, the Company had approximately $0.3 million in accounts payable to StaffMark.
Frederick W. Eubank II and Courtney R. McCarthy, members of the Company’s board of directors, are employees of Wachovia Investors, Inc., the Company’s largest shareholder and a subsidiary of Wachovia Corporation (“Wachovia”). The Company provides staffing services to Wachovia in the normal course of its business. During the three months ended September 27, 2009, the Company recorded revenue of approximately $0.5 million related to Wachovia’s purchase of staffing services. At September 27, 2009, the Company had approximately $49,000 in accounts receivable from Wachovia.
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
11. Recent Accounting Pronouncements
In May 2009, the FASB issued ASC 855, Subsequent Events (“ASC 855”). ASC 855 defines subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued. It defines two types of subsequent events: recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued. Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed. The statement requires entities to disclose the date through which subsequent events have been evaluated, and the basis for that date. ASC 855 is consistent with the Company’s current practice and does not have any impact on the Company’s results of operations, financial condition or liquidity. See Note 1 for the required disclosure.
In June 2009, the FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, will be superseded by the Codification. All non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification does not change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for our September 27, 2009 financial statements and impacts financial statement disclosures as all references to authoritative accounting literature are referenced in accordance with the Codification.
In October 2009, the FASB approved for issuance Emerging Issues Task Force (“EITF”) issue 08-01, Revenue Arrangements with Multiple Deliverables (currently within the scope of FASB ASC Subtopic 605-25). This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently evaluating the impact of adopting this pronouncement.

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
Our Business
COMSYS IT Partners, Inc. and our wholly-owned subsidiaries (collectively, “us,” “our” or “we”) provide a full range of specialized IT staffing and project implementation services, including website development and integration, application programming and development, client/server development, systems software architecture and design, systems engineering and systems integration. We also provide services that complement our IT staffing services, such as vendor management, project solutions, process solutions and permanent placement of IT professionals. Our TAPFIN Process Solutions division offers total human capital fulfillment and management solutions within three core service areas: vendor management services, services procurement management and recruitment process outsourcing. We operate through the following wholly-owned subsidiaries:
•	COMSYS Services, LLC (“COMSYS Services”), an IT staffing services provider,

•	COMSYS Information Technology Services, Inc. (“COMSYS IT”), an IT staffing services provider,

•	Pure Solutions, Inc. (“Pure Solutions”), an IT staffing services company,

•	blueRADIAN Engineering, LLC (“blueRADIAN”), an engineering staffing services provider,

•	Econometrix, LLC (“Econometrix”), a vendor management systems software provider,

•	Plum Rhino Consulting LLC (“Plum Rhino”), a specialty staffing services provider to the financial services industry,

•	Praeos Technologies, LLC (“Praeos”), a business intelligence and business analytics consulting services provider,

•	TAPFIN, LLC (“TAPFIN”), a provider of vendor management services, recruitment process outsourcing services and human resources consulting, and

•	ASET International Services, LLC (“ASET”), a globalization, localization and interactive language services provider.
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
Our fiscal year ends on the Sunday closest to December 31st and our first three fiscal quarters each have 13 weeks and also end on a Sunday. Therefore, the fiscal third quarter-ends for 2009 and 2008 were September 27, 2009, and September 28, 2008, respectively.
2009 Priorities
COMSYS was fortunate during this recession to have the financial flexibility to focus on our business, and we are gratified that we have been able to position ourselves with the right people and resources to take advantage of increasing demand for our services. In addition, we have made a number of investments in our business during this downturn. This includes recent investments in TAPFIN’s executive search business, our globalization and localization business, our expansion into new and secondary markets, an offshore services initiative and a new government business initiative. We also formed an engineering staffing business this quarter. We continue to focus on hiring and retaining top talent in order to provide superior service to our clients and increase our own efficiency. We have also added sales and recruiting personnel to expand our staffing business in a number of regions.
As we broaden our services offerings, we plan to continue to focus the majority of our attention on our core IT staffing business, as much of our recent growth has come from new IT staffing customers. We believe that IT demand will grow as companies continue to focus on their own productivity initiatives.
Our balance sheet is strong, and we have the financial flexibility to continue to pursue acquisitions. We expect to continue to review acquisitions in the normal course of our business, and are actively looking for deals that might allow us to expand our geographic reach or broaden our services lines. However, our primary balance sheet focus for the remainder of 2009 will be on continuing to further reduce our debt balance.

Overview of Third Quarter 2009
Revenue for the third quarter of 2009 was $157.3 million, down from $183.7 million for the third quarter of 2008. Net income in the third quarter was $3.0 million, down from $6.0 million in the third quarter of last year. The third quarter of 2008 included the previously discussed non-cash compensation charge of $0.8 million associated with the Praeos acquisition.
Results of Operations
Three Months Ended September 27, 2009, Compared to Three Months Ended September 28, 2008
The following table sets forth the percentage relationship to revenues of certain items included in our unaudited Consolidated Statements of Operations, in thousands, except percentages and billable hour amounts:

	Three Months Ended		Percent of Revenues		Percent Change
	September 27,	September 28,	September 27,	September 28,	2009 $ vs.
	2009	2008	2009	2008	2008 $
Revenues from services	$157,305	$183,663	100.0%	100.0%	-14.4%
Cost of services	118,677	138,483	75.4%	75.4%	-14.3%

Gross profit	38,628	45,180	24.6%	24.6%	-14.5%

Operating costs and expenses:
Selling, general and administrative	32,083	34,579	20.4%	18.8%	-7.2%
Restructuring costs	155	—	0.1%	0.0%	NA
Depreciation and amortization	2,106	2,185	1.4%	1.2%	-3.6%

	34,344	36,764	21.9%	20.0%	-6.6%

Operating income	4,284	8,416	2.7%	4.6%	-49.1%
Interest expense, net	1,057	1,224	0.7%	0.7%	-13.6%
Other expense, net	45	40	0.0%	0.0%	12.5%

Income before income taxes	3,182	7,152	2.0%	3.9%	-55.5%
Income tax expense	164	1,105	0.1%	0.6%	-85.2%

Net income	$3,018	$6,047	1.9%	3.3%	-50.1%

Billable hours during the period	2,071,234	2,244,450
We recorded operating income of $4.3 million and net income of $3.0 million in the third quarter of 2009 compared to operating income of $8.4 million and net income of $6.0 million in the third quarter of 2008. The decrease in net income was due primarily to the lower revenue.
Revenues. Revenues for the third quarters of 2009 and 2008 were $157.3 million and $183.7 million, respectively, a decrease of 14.4%. The decrease was due primarily to a decrease in billable hours between periods on lower average headcount. The following table sets forth the changes in significant components of revenues from services for the three months ended September 27, 2009 and September 28, 2008, in thousands, except percentages:

	Three Months Ended		Percent of Revenues from Services		Percent Change
	September 27,	September 28,	September 27,	September 28,	2009 $ vs.
	2009	2008	2009	2008	2008 $
Staffing revenue	$149,678	$173,016	95.1%	94.2%	-13.5%
Vendor management fees	4,884	6,049	3.1%	3.3%	-19.3%
Reimburseable expense revenue	2,456	4,761	1.6%	2.5%	-48.4%
Pass-through fees	1,779	1,771	1.1%	1.0%	0.5%
Permanent placement fees	646	1,386	0.4%	0.8%	-53.4%
Other non-staffing revenue	410	250	0.3%	0.1%	64.0%

Gross revenue	159,853	187,233	101.6%	101.9%	-14.6%
Less: Discounts and rebates	(2,548)	(3,570)	-1.6%	-1.9%	-28.6%

Revenues from services	$157,305	$183,663	100.0%	100.0%	-14.4%

We have seen revenue improvements across all significant sectors, including a sequential increase in revenue from the financial services sector between the second and third quarters. Revenues from the government sector increased in the third quarter of 2009 from the third quarter of 2008. This increase was offset by revenue decreases in the telecommunications and financial services sectors over the same period.
Cost of Services. Cost of services for the third quarters of 2009 and 2008 were $118.7 million and $138.5 million, respectively, a decrease of 14.3%. The following table sets forth the changes in significant components of cost of services for the three months ended September 27, 2009 and September 28, 2008, in thousands, except percentages:

	Three Months Ended		Percent of Revenues from Services		Percent Change
	September 27,	September 28,	September 27,	September 28,	2009 $ vs.
	2009	2008	2009	2008	2008 $
Labor costs	$57,123	$63,914	36.3%	34.8%	-10.6%
Subcontractor costs	51,325	62,681	32.6%	34.1%	-18.1%
Payroll burden costs	6,198	5,673	3.9%	3.1%	9.3%
Reimburseable expenses	2,439	4,787	1.6%	2.6%	-49.0%
Other costs of services	1,592	1,428	1.0%	0.8%	11.5%

Cost of services	$118,677	$138,483	75.4%	75.4%	-14.3%

Despite a reduction in average bill rates in the third quarter of 2009 from the third quarter of 2008, gross margin has remained consistent due to our focus throughout the recession on gross spreads.
Selling, General and Administrative Expenses. Selling, general and administrative expenses in the third quarters of 2009 and 2008 were $32.1 million and $34.6 million, respectively, a decrease of 7.2%. The following table sets forth the changes in significant components of selling, general and administrative expenses for the three months ended September 27, 2009 and September 28, 2008, in thousands, except percentages:

	Three Months Ended		Percent of Revenues from Services		Percent Change
	September 27,	September 28,	September 27,	September 28,	2009 $ vs.
	2009	2008	2009	2008	2008 $
Compensation	$20,515	$20,963	13.0%	11.4%	-2.1%
Stock-based compensation	891	1,118	0.6%	0.6%	-20.3%
Payroll burden costs	3,021	3,677	1.9%	2.0%	-17.8%
Premises expense	2,050	2,445	1.3%	1.3%	-16.2%
Other selling, general and administrative	5,606	6,376	3.6%	3.5%	-12.1%

Selling, general and administrative	$32,083	$34,579	20.4%	18.8%	-7.2%

Management has focused on maintaining as much infrastructure as possible during this recession, which has resulted in selling, general and administrative expenses decreasing at a slower rate than revenue. Consequently, selling, general and administrative expenses have increased as a percentage of revenue. Cost savings from our restructuring activities have been partially offset by increased spending on the initiatives described above in “2009 Priorities.”
Restructuring Costs. Restructuring costs for the third quarter of 2009 were $0.2 million, or 0.1% of revenue. These employee termination benefits and lease abandonment costs related primarily to severance charges related to the relocation of certain administrative functions into our new Phoenix customer service center facility.
Depreciation and Amortization. For the third quarters of 2009 and 2008, depreciation and amortization expense was $2.1 million and $2.2 million, respectively, a decrease of 3.6%. The decrease in depreciation and amortization expense was primarily due to the disposal in the third quarter of 2009 of computer hardware and furniture and fixtures that were not fully depreciated.
Interest Expense, Net. Interest expense, net, was $1.1 million and $1.2 million in the third quarters of 2009 and 2008, respectively, a decrease of 13.6%. The decrease was due to our overall debt reduction, which was partially offset by an increase in interest rates and the amortization of deferred financing costs after our March 2009 debt refinancing.

Provision for Income Taxes. The income tax expense of $0.2 million for the three months ended September 27, 2009, includes miscellaneous state and foreign income taxes. Our net deferred tax asset is substantially offset with a valuation allowance. Prior to 2009, a portion of our fully-reserved deferred tax assets that became realized through operating profits was recognized as a reduction to goodwill to the extent it related to benefits acquired in the merger. This resulted in deferred tax expense as the assets were utilized. This portion of deferred tax expense represented the consumption of pre-merger deferred tax assets that had a zero basis when we acquired them. We calculated a goodwill bifurcation ratio in the year of the merger to determine the amount of deferred tax expense that should be offset to goodwill prospectively. No expense will be required to be recorded when there is a release of the valuation allowance on Venturi’s acquired net deferred tax assets from the merger.
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
Nine Months Ended September 27, 2009, Compared to Nine Months Ended September 28, 2008
The following table sets forth the percentage relationship to revenues of certain items included in our unaudited Consolidated Statements of Operations, in thousands, except percentages:

	Nine Months Ended		Percent of Revenues		Percent Change
	September 27,	September 28,	September 27,	September 28,	2009 $ vs.
	2009	2008	2009	2008	2008 $
Revenues from services	$476,764	$551,110	100.0%	100.0%	-13.5%
Cost of services	361,661	416,442	75.9%	75.6%	-13.2%

Gross profit	115,103	134,668	24.1%	24.4%	-14.5%

Operating costs and expenses:
Selling, general and administrative	97,613	103,634	20.4%	18.8%	-5.8%
Restructuring costs	4,096	—	0.9%	0.0%	NA
Depreciation and amortization	6,230	5,903	1.3%	1.1%	5.5%

	107,939	109,537	22.6%	19.9%	-1.5%

Operating income	7,164	25,131	1.5%	4.5%	-71.5%
Interest expense, net	3,135	4,106	0.7%	0.7%	-23.6%
Other income, net	(127)	(185)	0.0%	0.0%	-31.4%

Income before income taxes	4,156	21,210	0.8%	3.8%	-80.4%
Income tax expense	623	3,847	0.1%	0.6%	-83.8%

Net income	$3,533	$17,363	0.7%	3.2%	-79.7%

We recorded operating income of $7.2 million and net income of $3.5 million in the nine months ended September 27, 2009, compared to operating income of $25.1 million and net income of $17.4 million in the nine months ended September 28, 2008. The decrease in net income was due primarily to the lower revenue and $4.1 million of restructuring costs.

Revenues. Revenues for the nine months ended September 27, 2009, and September 28, 2008, were $476.8 million and $551.1 million, respectively, a decrease of 13.5%. The decrease was due primarily to a decrease in billable hours between periods on lower average headcount. The following table presents the most significant revenue components as percentages of revenues from services for the nine months ended September 27, 2009 and September 28, 2008, in thousands, except percentages:

	Nine Months Ended		Percent of Revenues from Services		Percent Change
	September 27,	September 28,	September 27,	September 28,	2009 $ vs.
	2009	2008	2009	2008	2008 $
Staffing revenue	$453,166	$520,755	95.1%	94.5%	-13.0%
Vendor management fees	15,553	17,275	3.3%	3.1%	-10.0%
Reimburseable expense revenue	8,469	12,617	1.8%	2.3%	-32.9%
Pass-through fees	4,972	4,737	1.0%	0.9%	5.0%
Permanent placement fees	2,089	4,934	0.4%	0.9%	-57.7%
Other non-staffing revenue	1,054	547	0.2%	0.1%	92.7%

Gross revenue	485,303	560,865	101.8%	101.8%	-13.5%
Less: Discounts and rebates	(8,539)	(9,755)	-1.8%	-1.8%	-12.5%

Revenues from services	$476,764	$551,110	100.0%	100.0%	-13.5%

We continued to see bill rate pressures from our customers, particularly among Fortune 500 clients. Revenues from the government and healthcare sectors increased in the nine months ended September 27, 2009, from the nine months ended September 28, 2008. These increases were offset by revenue decreases in the telecommunications and financial services sectors over the same period.
Cost of Services. Cost of services for the nine months ended September 27, 2009, and September 28, 2008, were $361.7 million and $416.4 million, respectively, a decrease of 13.2%. The following table sets forth the changes in significant components of cost of services for the nine months ended September 27, 2009 and September 28, 2008, in thousands, except percentages:

	Nine Months Ended		Percent of Revenues from Services		Percent Change
	September 27,	September 28,	September 27,	September 28,	2009 $ vs.
	2009	2008	2009	2008	2008 $
Labor costs	$171,038	$194,786	35.9%	35.3%	-12.2%
Subcontractor costs	159,189	186,703	33.4%	33.9%	-14.7%
Payroll burden costs	18,186	18,098	3.8%	3.3%	0.5%
Reimburseable expenses	8,434	12,681	1.8%	2.3%	-33.5%
Other costs of services	4,814	4,174	1.0%	0.8%	15.3%

Cost of services	$361,661	$416,442	75.9%	75.6%	-13.2%

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the nine months ended September 27, 2009, and September 28, 2008, were $97.6 million and $103.6 million, respectively, a decrease of 5.8%. The following table sets forth the changes in significant components of selling, general and administrative for the nine months ended September 27, 2009 and September 28, 2008, in thousands, except percentages:

	Nine Months Ended		Percent of Revenues from Services		Percent Change
	September 27,	September 28,	September 27,	September 28,	2009 $ vs.
	2009	2008	2009	2008	2008 $
Compensation	$61,144	$63,541	12.8%	11.5%	-3.8%
Stock-based compensation	2,662	3,401	0.6%	0.6%	-21.7%
Payroll burden costs	10,663	11,865	2.2%	2.2%	-10.1%
Premises expense	6,609	6,872	1.4%	1.2%	-3.8%
Other selling, general and administrative	16,535	17,955	3.4%	3.3%	-7.9%

Selling, general and administrative	$97,613	$103,634	20.4%	18.8%	-5.8%

Management has focused on maintaining as much infrastructure as possible during this recession, which has resulted in selling, general and administrative expenses decreasing at a slower rate than revenue. Consequently, selling, general and administrative expenses have increased as a percentage of revenue.

Restructuring Costs. Restructuring costs for the nine months ended September 27, 2009, were $4.1 million, or 0.9% of revenue. These employee termination benefits and lease abandonment costs related primarily to the relocation of certain administrative functions into our new Phoenix customer service center facility.
Depreciation and Amortization. For the nine months ended September 27, 2009, and September 28, 2008, depreciation and amortization expense was $6.2 million and $5.9 million, respectively, an increase of 5.5%. The increase in depreciation and amortization expense was primarily due to the depreciation of our enterprise software system and the amortization of intangible assets resulting from previous acquisitions.
Interest Expense, Net. Interest expense, net, was $3.1 million and $4.1 million in the nine months ended September 27, 2009, and September 28, 2008, respectively, a decrease of 23.6%. The decrease was due to our overall debt reduction, which was partially offset by an increase in interest rates and the amortization of deferred financing costs after our March 2009 debt refinancing.
Provision for Income Taxes. The income tax expense of $0.6 million for the nine months ended September 27, 2009, includes miscellaneous state and foreign income taxes. Our net deferred tax asset is substantially offset with a valuation allowance. Prior to 2009, a portion of our fully-reserved deferred tax assets that became realized through operating profits was recognized as a reduction to goodwill to the extent it related to benefits acquired in the merger. This resulted in deferred tax expense as the assets were utilized. This portion of deferred tax expense represented the consumption of pre-merger deferred tax assets that had a zero basis when we acquired them. We calculated a goodwill bifurcation ratio in the year of the merger to determine the amount of deferred tax expense that should be offset to goodwill prospectively. No expense will be required to be recorded when there is a release of the valuation allowance on Venturi’s acquired net deferred tax assets from the merger.
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
Liquidity and Capital Resources
Overview
We extended the maturity of our senior credit agreement in March 2009 through March 31, 2012, as discussed below in “Credit Agreement.” Management felt it was important to extend the senior credit agreement prior to its expiration in March 2010 in order to give us the financial flexibility to make appropriate investments in our business and maintain our infrastructure through the duration of the recession.
We typically finance our operations through cash flow from operations and borrowings under our credit facilities. Due to the requirements of our senior credit agreement, as discussed in more detail below under the “Cash Flows” section, we do not maintain a significant cash balance in our primary domestic cash accounts. Excess borrowing availability under our existing revolving credit facility at September 27, 2009, was $50.0 million. Our borrowing availability is impacted by the timing of cash receipts and disbursements. Timing of receipts and disbursements in our vendor management business can have a material impact on the debt levels we report at any date; therefore, in 2008 we began reporting average daily debt for each quarter, as discussed below in “Credit Agreement.”
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

Working Capital
Accounts receivable are a significant component of our working capital. We monitor our accounts receivable through a variety of metrics, including days sales outstanding (“DSO”). We calculate our consolidated DSO by determining average daily revenue based on an annualized three-month analysis and dividing it into the gross accounts receivable balance as of the end of the period. Accounts receivable, net, were $191.3 million and $202.3 million as of September 27, 2009, and December 28, 2008, respectively. Our consolidated DSO was 47 days and 43 days as of September 27, 2009, and December 28, 2008, respectively. As a result of the timing of vendor management receipts and the seasonality in our operations, our consolidated DSO may materially fluctuate. In addition, our DSO for the third quarter of 2008 was affected by the increase in our accounts receivable balance late in the quarter, which resulted from a revenue upturn due to increasing billable hours throughout September.
Additionally, we separately calculate DSO for vendor management services (“VMS DSO”) by determining average daily vendor management service gross revenue based on an annualized three-month analysis and dividing it into the gross vendor management accounts receivable balance as of the end of the period. Vendor management accounts receivable were $86.9 million and $96.7 million as of September 27, 2009, and December 28, 2008, respectively. Our VMS DSO was 38 days and 35 days as of September 27, 2009, and December 28, 2008, respectively. As a result of the timing of vendor management receipts and the seasonality in our operations, our VMS DSO may materially fluctuate.
Our total accounts payable were $122.1 million and $156.5 million as of September 27, 2009, and December 28, 2008, respectively. Our vendor management services accounts payable and other liabilities were $84.8 million and $104.1 million as of September 27, 2009, and December 28, 2008, respectively.
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
Borrowings under the revolver are limited to 85% of eligible accounts receivable, as defined in the senior credit agreement, as amended, reduced by the amount of outstanding letters of credit and designated reserves. At September 27, 2009, these designated reserves were:
•	a $5.0 million minimum availability reserve, and

•	a $0.9 million reserve for outstanding letters of credit.
At September 27, 2009, we had outstanding borrowings of $59.2 million under the revolver at interest rates ranging from 4.01% to 6.00% per annum (weighted average rate of 4.49%) and excess borrowing availability under the revolver of $50.0 million. Our average daily net debt balance during the third quarter was $55.8 million. Fees paid on outstanding letters of credit are equal to the LIBOR margin then applicable to the revolver, which at September 27, 2009, was 3.75%. At September 27, 2009, outstanding letters of credit totaled $0.9 million.

Debt Compliance
Our credit facilities contain a number of covenants that, among other things, restrict our ability to:
•	incur additional indebtedness;

•	pay more than $10 million in the aggregate for stock repurchases and dividends;

•	incur liens;

•	make certain capital expenditures;

•	make certain investments or acquisitions;

•	repay debt; and

•	dispose of property.
In addition, our credit facilities have springing financial covenants that would require us to satisfy a minimum fixed charge coverage ratio and a maximum total leverage ratio if our excess availability falls below $25 million. A breach of any covenants governing our debt would permit the acceleration of the related debt and potentially other indebtedness under cross-default provisions, which could harm our business and financial condition. These restrictions may place us at a disadvantage compared to our competitors that are not required to operate under such restrictions or that are subject to less stringent restrictive covenants. As of September 27, 2009, we were in compliance with these requirements, and we believe we will be able to comply with these terms throughout 2009.
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
Cash Flows
The following table summarizes our cash flow activity for the periods indicated, in thousands:

	Nine Months Ended
	September 27,	September 28,
	2009	2008
Net cash provided by (used for) operating activities	$(4,100)	$15,137
Net cash used in investing activities	(4,601)	(13,028)
Net cash used in financing activities	(12,847)	(1,964)
Effect of exchange rates on cash	66	(149)

Net decrease in cash	$(21,482)	$(4)

Cash used for operating activities in the nine months ended September 27, 2009, was $4.1 million compared to cash provided by operating activities of $15.1 million in the nine months ended September 28, 2008. In addition to cash provided by earnings, cash flows from operating activities are affected by the timing of cash receipts and disbursements and the working capital requirements of the business. The non-seasonal trends in cash provided by operating activities between 2009 and 2008 can be attributed to lower earnings and the timing of certain receipts and disbursements in a large vendor management engagement.
Cash used in investing activities in the nine months ended September 27, 2009, was $4.6 million compared to $13.0 million in the nine months ended September 28, 2008. Our cash flows associated with investing activities in 2009 and 2008 included capital expenditures of $0.9 million and $5.1 million, respectively, and cash paid for acquisitions of $3.7 million and $7.9 million, respectively. Cash paid for acquisitions consists primarily of earnout payments related to the acquisition of Pure Solutions and the purchase of ASET International in June 2008.
Capital expenditures for the nine months ended September 27, 2009, related primarily to the purchase of computer hardware and leasehold improvements. Capital expenditures in 2009 are currently expected to be approximately $2.0 million to $2.5 million. This spending level is lower than the $5.8 million spent in 2008 due to the completion of several projects during 2008 as well as a planned reduction in capital projects.

Cash used in financing activities was $12.8 million in the nine months ended September 27, 2009, compared to $2.0 million in the nine months ended September 28, 2008. Cash flows associated with financing activities primarily represent borrowings and payments on our revolving credit facility. Cash used in financing activities in the nine months ended September 27, 2009, also includes $2.3 million related to cash paid for debt issuance costs related to the refinance of our credit agreement in March 2009.
Pursuant to the terms of the senior credit agreement, we maintain a zero balance in our primary domestic cash accounts. Any excess cash in our accounts is swept on a daily basis and applied to repay borrowings under the revolver, and any cash needs are satisfied through borrowings under the revolver. Cash and cash equivalents recorded on our Consolidated Balance Sheet at September 27, 2009, and December 28, 2008, in the amount of $1.2 million and $22.7 million, respectively, represented cash balances at our Toronto and United Kingdom subsidiaries and $20.0 million we had invested in a US Treasury money market fund. We used these US Treasury funds to repay a portion of our senior credit agreement during the first quarter of 2009.
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
Off-Balance Sheet Arrangements
As of September 27, 2009, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Related Party Transactions
Elias J. Sabo, a member of our board of directors, also serves on the board of directors of The Compass Group, the parent company of StaffMark. StaffMark provides commercial staffing services to us and to our clients in the normal course of its business. During the three months ended September 27, 2009, we and our clients purchased approximately $0.7 million of staffing services from StaffMark for services provided to our vendor management clients. At September 27, 2009, we had approximately $0.3 million in accounts payable to StaffMark.
Frederick W. Eubank II and Courtney R. McCarthy, members of our board of directors, are employees of Wachovia Investors Inc., our largest shareholder and a subsidiary of Wachovia Corporation (“Wachovia”). We provide commercial staffing services to Wachovia in the normal course of our business. During the three months ended September 27, 2009, we recorded revenue of approximately $0.5 million related to Wachovia’s purchase of staffing services. At September 27, 2009, we had approximately $49,000 in accounts receivable from Wachovia.
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

Commitments and Contingencies
Details about our commitments and contingencies are available in Note 8 to our unaudited consolidated financial statements included elsewhere in this report.
Contractual Obligations
There have been no material changes in our contractual obligations from what we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008.
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
Interest Rate Risks
Outstanding debt under our senior credit agreement at September 27, 2009, was approximately $59.2 million. Interest on borrowings under the agreement is based on the prime rate or LIBOR plus a fixed margin. Based on the outstanding balance at September 27, 2009, a change of 1% in the interest rate would cause a change in interest expense of approximately $0.6 million on an annual basis.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has established and maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Accounting Officer (our principal executive officer and principal financial officer, respectively), as appropriate to allow timely decisions regarding required disclosure. As of September 27, 2009, our management, including our Chief Executive Officer and our Chief Accounting Officer, conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 27, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information relating to our purchase of shares of our common stock in the third quarter of 2009. These purchases reflect shares withheld upon vesting of restricted stock, to satisfy statutory minimum tax withholding obligations.

	Total Number of	Average Price
Period	Shares Purchased	Paid per Share
June 29, 2009 – July 26, 2009	—	$—
July 27, 2009 – August 23, 2009	599	$7.25
August 24, 2009 – September 27, 2009	770	$6.57

	1,369	$6.87

We intend to continue to satisfy minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.
On April 30, 2009, we announced that our Board of Directors authorized the repurchase of up to $5.0 million of our common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by our management based on their evaluation of market conditions and other factors. No repurchases were made during the third quarter of 2009. The repurchase program may be suspended or discontinued at any time until its termination on April 27, 2010.
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

COMSYS IT PARTNERS, INC.
Date: November 5, 2009	By:	/s/ Larry L. Enterline
		Name:	Larry L. Enterline
		Title:	Chief Executive Officer

Date: November 5, 2009	By:	/s/ Amy Bobbitt
		Name:	Amy Bobbitt
		Title:	Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			Exhibit
Number	Exhibit Description	Form	Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of COMSYS IT Partners, Inc.	8-K	3.1	October 4, 2004

3.2	Amended and Restated Bylaws of COMSYS IT Partners, Inc.	8-K	3.2	October 4, 2004

3.3	First Amendment to the Amended and Restated Bylaws of COMSYS IT Partners, Inc.	8-K	3.1	May 4, 2005

4.1	Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old COMSYS Holdings stockholders party thereto	8-A/A	4.2	November 2, 2004

4.2	Amendment No. 1 to Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old COMSYS Holdings stockholders party thereto	10-Q	4.2	May 6, 2005

4.3	Amended and Restated Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old Venturi stockholders party thereto	8-A/A	4.3	November 2, 2004

4.4	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old Venturi stockholders party thereto	10-Q	4.4	May 6, 2005

4.7#	Common Stock Purchase Warrant dated as of April 14, 2003, issued by the Company in favor of BNP Paribas	8-K	99.16	April 25, 2003

4.8	Specimen Certificate for Shares of Common Stock	10-K	4.6	April 1, 2005

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002