Form 10-K
period 2010-01-03
COMSYS IT PARTNERS INC
filed 2010-03-02
CIK 948850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2010.
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 28, 2009, (the last business day of the registrant’s most recently completed second fiscal quarter) was $90,888,591. For the purpose of calculating this amount only, all stockholders with more than 10% of the total voting power, all directors and all executive officers have been treated as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant does not have any non-voting common stock.
The number of shares of the registrant’s common stock outstanding as of February 26, 2010, was 21,293,875.
DOCUMENTS INCORPORATED BY REFERENCE
None.

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
These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, including:
•	the timing and success of the exchange offer and acquisition of us by Manpower Inc.
•	the risk that our business will be adversely impacted during the pendency of the exchange offer and proposed merger with Manpower Inc.
•	economic declines that affect our business, including our profitability, liquidity or the ability to comply with applicable loan covenants;
•	the financial stability of our lenders and their ability to honor their commitments related to our credit agreements;
•	regulatory changes that impose additional regulations or licensing requirements in such a manner as to increase our costs of doing business or restrict access to qualified technology workers;
•	the risk of increased tax rates;
•	adverse changes in credit and capital markets conditions that may affect our ability to obtain financing or refinancing on favorable terms or that may warrant changes to existing credit terms;
•	the financial stability of our customers and other business partners and their ability to pay their outstanding obligations or provide committed services;
•	changes in levels of unemployment and other economic conditions in the United States, or in particular regions or industries;
•	the impact of changes in demand for our services or competitive pressures on our ability to maintain or improve our operating margins, including pricing pressures;
•	the risk in an uncertain economic environment of increased incidences of employment disputes, employment litigation and workers’ compensation claims;
•	our success in attracting, training, retaining and motivating billable consultants and key officers and employees;
•	our ability to shift a larger percentage of our business mix into IT solutions, project management and business process outsourcing and, if successful, our ability to manage those types of business profitably;
•	weakness or reductions in corporate information technology spending levels;
•	our ability to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions;
•	the entry of new competitors into the U.S. staffing services and consulting markets due to the limited barriers to entry or the expansion of existing competitors in that market;
•	increases in employment-related costs such as healthcare and unemployment taxes;
•	the possibility of our incurring liability for the activities of our billable consultants or for events impacting our billable consultants on our clients’ premises;
•	the risk that we may be subject to claims for indemnification under our customer contracts;
•	the risk that cost cutting or restructuring activities could cause an adverse impact on certain of our operations; and
•	adverse changes to management’s periodic estimates of future cash flows that may affect our assessment of our ability to fully recover our goodwill.
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
Unless otherwise indicated or the context otherwise requires, all references in this report to “COMSYS,” the “Company,” “us,” “our” or “we” are to COMSYS IT Partners, Inc., a Delaware corporation formed in July 1995, and its consolidated subsidiaries. Except as otherwise specified, references to “Old COMSYS” are to COMSYS Holding, Inc., its subsidiaries and their respective predecessors prior to its merger with VTP, Inc., a wholly-owned subsidiary of Venturi Partners, Inc., on September 30, 2004, which we refer to as the “Comsys/Venturi merger.” Venturi Partners, Inc. was the surviving entity in the Comsys/Venturi merger and changed its name to “COMSYS IT Partners, Inc.” References to “Venturi” are to Venturi Partners, Inc., its subsidiaries and their respective predecessors prior to the Comsys/Venturi merger, except those subsidiaries relating to Venturi’s commercial staffing business, which were sold simultaneously with the Comsys/Venturi merger on September 30, 2004.
Pending Exchange Offer and Merger with Manpower Inc.
On February 1, 2010, we entered into an agreement and plan of merger (the “Merger Agreement”) with Manpower Inc. (“Manpower”) and a wholly-owned subsidiary of Manpower (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions of the Merger Agreement, Merger Sub will commence an exchange offer to purchase all of the outstanding shares of COMSYS’ common stock (the “Offer”) and, following the completion of the Offer, merge with and into COMSYS, with COMSYS surviving as a direct or indirect wholly owned subsidiary of Manpower (the “Merger”). The Merger Agreement provides that the Offer will be commenced within five business days following the filing of this Annual Report on Form 10-K.
Pursuant to and subject to the terms and conditions of the Merger Agreement, in both the Offer and the Merger, each share of COMSYS common stock accepted by Merger Sub will be exchanged for either (at the stockholder’s election) $17.65 in cash or $17.65 in fair market value of shares of Manpower common stock, where fair market value is the average trading price of Manpower’s common stock during the ten trading days ending on and including the second trading day prior to the closing of the Offer. At the effective time of the Merger, any remaining outstanding shares of COMSYS common stock not tendered in the Offer, other than shares owned by Manpower or any direct or indirect wholly-owned subsidiary of Manpower or COMSYS, will be acquired for cash and Manpower common stock.
The aggregate amount of cash and Manpower common stock available for election at the closing of the Offer and of the Merger will be determined on a 50/50 basis, such that if the holders of more than 50% of the shares tendered in the Offer, or more than 50% of the shares converted in the Merger, elect more than the cash or Manpower common stock available in either case, they will receive on a pro rata basis the other kind of consideration to the extent the kind of consideration they elect to receive is oversubscribed. For example, if the holders of more than 50% of COMSYS Common Stock who tender in the Offer elect cash then such holders in the aggregate will receive all of the cash available for payment in the Offer (50% of the total consideration payable to all stockholders who tender in the Offer) but also will receive some Manpower common stock on a pro rata basis, since there would have been an oversubscription for cash payment. Manpower has the right, at any time not less than two business days prior to the expiration of the Offer, to elect to convert the transaction into an all-cash deal and to pay $17.65 in cash for all shares of COMSYS common stock tendered in the Offer and acquired in the Merger.
The Offer is subject to satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 and the tender to Merger Sub and no withdrawal of at least a majority of the shares of COMSYS common stock (the “Minimum Condition”). The Minimum Condition may not be waived by Merger Sub without the prior written consent of COMSYS. Subject to certain conditions and limitations, COMSYS has granted Manpower and Merger Sub an option to purchase from COMSYS, following the completion of the Offer, a number of additional shares of COMSYS common stock that, when added to the shares already owned by Manpower and Merger Sub, will constitute one share more than 90% of the shares of COMSYS common stock entitled to vote on the Merger. If Manpower and Merger Sub acquire more than 90% of the outstanding shares of COMSYS common stock including through exercise of the aforementioned option, it will complete the Merger through the “short form” procedures available under Delaware law.
The Merger Agreement contains certain termination rights for each of Manpower and COMSYS, and if the Merger Agreement is terminated under certain circumstances, COMSYS is required to pay Manpower a termination fee of $15.2 million and/or reimburse Manpower for its out-of-pocket transaction-related expenses up to $2.5 million.

The Merger Agreement includes customary representations, warranties and covenants of COMSYS, Manpower and Merger Sub. In addition to certain other covenants, COMSYS has agreed not to (i) encourage, solicit, initiate or facilitate any takeover proposal from a third party; (ii) enter into any agreement relating to a takeover proposal or any agreement, arrangement or understanding requiring COMSYS to abandon, terminate or fail to consummate the Offer, the Merger, the Merger Agreement or the transactions contemplated by the Merger Agreement; (iii) grant any waiver or release under any standstill agreement relating to COMSYS common stock; or (iv) enter into discussions or negotiations with a third party in connection with, or take any other action to facilitate any inquiries or the making of any proposal that constitutes, or could reasonably be expected to lead to, a takeover proposal, in each case subject to certain exceptions set forth in the Merger Agreement.
In connection with the Merger Agreement, Manpower entered into a tender and voting agreement, dated as of February 1, 2010, with certain of COMSYS stockholders who beneficially own in the aggregate approximately 29.5% of COMSYS common stock on a fully diluted basis, pursuant to which each such stockholder has agreed to tender all of the shares of COMSYS common stock beneficially owned by such stockholder in the Offer and to vote any shares of COMSYS common stock not tendered in the Offer in favor of the Merger.
Company Overview
We were incorporated in Delaware in 1995 and are headquartered in Houston, Texas. We completed the Comsys/Venturi merger on September 30, 2004, and created one of the leading IT staffing and consulting companies in the United States. In connection with the Comsys/Venturi merger, we changed the name of our corporation from “Venturi Partners, Inc.” to “COMSYS IT Partners, Inc.” Concurrent with the Comsys/Venturi merger, we also completed the sale of Venturi’s commercial staffing services division, Venturi Staffing Partners, Inc., to CBS Personnel Services, Inc. (formerly known as Compass CS Inc.).
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

We had 4,596 consultants on assignment as of January 3, 2010. We recruit our consultants through our internal proprietary database that contains information about more than one million candidates, and also through the Internet, local and national advertising and trade shows, as well as through sub-contractors. We have a specialized selection, review and reference process for our IT consultant candidates. This process is an integral part of maintaining the delivery of high quality service to our clients.
We serve a broad and diversified customer base with nearly 1,000 corporate and government clients, including some of the largest users of IT services in the United States. These clients operate across a wide range of industry sectors, including financial services, telecommunications, manufacturing, information technology, government, pharmaceutical, biotechnology and transportation. Our customer base includes approximately 29% of the Fortune 500 companies and approximately 60% of the Fortune 50 companies. We have long-standing relationships with many of our clients, including relationships of more than a decade with many of our large customers. In 2009 our 15 largest customers represented approximately 39% of our revenues.
Our operations have a coast-to-coast presence in the United States, with 52 offices across the country as well as offices in Puerto Rico, Canada and the United Kingdom. This coverage allows us to meet the needs of our clients on a national basis and provides us with a competitive advantage over certain regional and local IT staffing providers.
Our consolidated financial information is reviewed by the chief decision makers, the business is managed under one operating strategy, and we operate under one reportable segment. Our principal operations are located in the United States, and the results of operations and long-lived assets in geographic regions outside of the United States are not material. During the years 2009, 2008 and 2007, no individual customer accounted for more than 10% of the Company’s consolidated revenues.
Our Services
Staffing Services
We provide a wide range of IT staffing services to companies in diversified markets, including financial services, telecommunications, manufacturing, information technology, federal, state and local government, pharmaceutical, biotechnology and transportation. We deliver qualified consultants and project managers for contract assignments and full-time employment across a number of technology disciplines. In light of the time- and location-sensitive nature of our core IT staffing services, offshore application development and maintenance centers have not to date proven critical to our operations or our competitive position. In addition, we provide expanded professional project-based consultants, staff augmentation resources and recruiting support to the functional lines of business within the financial services industry. We deliver professional resources with subject-matter expertise for projects of any size, type or length.
Our staffing services are generally provided on a time-and-materials basis, meaning that we bill our clients for the number of hours worked in providing services to the client. Hourly bill rates are typically determined based on the level of skill and experience of the consultants assigned and the supply and demand in the current market for those qualifications. Alternatively, the bill rates for some assignments are based on a mark-up over compensation and other direct and indirect costs. Assignments generally range from 30 days to over a year, with an average duration of eight months. Certain of our contracts are awarded on the basis of competitive proposals, which can be periodically re-bid by the client.
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

Industry Overview
We believe the demand for IT staffing in the United States is highly correlated to economic conditions. We believe overall employment trends and demand will increase with an improving economy. Conversely, demand may contract during a constricting economy. After contraction in the IT staffing industry from late 2000 to 2002 caused by corporate overspending on IT initiatives during the late 1990s and subsequent poor economic conditions, the industry expanded from the later half of 2003 until 2007, growing by approximately 10% in 2005, 9% in 2006 and 8% in 2007, then contracted by 3.5% in 2008 according to a December 2009 report by Staffing Industry Analysts, Inc. (“SIA”), an independent, industry-recognized research group. Like us, we believe most of our public-company competitors experienced declining revenue in 2008 and 2009. Industry analysts are projecting the industry contracted by 20% for 2009 and will experience growth of 8% in 2010 as the economy shows signs of improvement.
SIA estimates North America IT staffing revenue in 2009 to be approximately $15.8 billion. The IT staffing industry is fragmented and highly competitive. Based on SIA data for 2008, only one provider accounted for more than 10% of total IT staffing industry revenues. The top five IT staffing providers accounted for approximately 25% of total industry revenues. We believe the larger competitors in our industry are better positioned to increase their respective market share due, in part, to the fact that many large companies increasingly source their IT staffing and service needs from a list of preferred service providers that meet specific criteria. The criteria typically include the service provider’s (i) geographic coverage relative to the client’s locations, (ii) size and market share, which is often measured by total revenues, (iii) proven ability to quickly fill client requests with qualified candidates, and (iv) pricing structure, including discounts and rebates. As a result, we believe that further consolidation of our industry will continue.
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
Proven Track Record with a National Footprint. We believe our experienced, tenured workforce, high-quality consultant base and broad geographic presence give us a competitive advantage as corporate and governmental clients continue to consolidate their use of IT staffing providers. We offer a wide range of IT staffing expertise, including website development and integration, application programming and development, client/server development, systems software architecture and design, systems engineering and systems integration. Our coast-to-coast presence of 52 offices allows us to meet the needs of our clients on a national basis, as well as build local relationships. For our large customers that have multiple IT centers in the United States, our geographic coverage allows us to provide consistent high-quality service through a single point of contact.
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
Diversified Revenue Base With Long-Term Customer Relationships. We have nearly 1,000 corporate and government clients, including approximately 29% of the Fortune 500 companies and approximately 60% of the Fortune 50 companies. During 2009, our 15 largest clients represented approximately 39% of our revenues. Our clients operate across a broad spectrum of markets, with our four largest end-markets consisting of financial services, telecommunications, information technology and pharmaceutical and biotechnology. We have long-standing relationships with many of our clients, including relationships of more than a decade with many of our large customers.
Extensive Recruiting Channels and Effective Hiring Process. We believe our recruiting tools and processes and our depth of knowledge of the markets in which we operate provide us with a competitive advantage in meeting the demanding time-to-market requirements for placement of IT consultants. The placement of highly skilled personnel requires operational and technical knowledge to effectively recruit and screen personnel, match them to client needs, and develop and manage the resulting relationships. To find and place the best candidate with the applicable skill-set, we maintain a proprietary database that contains information about more than one million candidates. We also recruit through the internet, local and national advertising and trade shows and we maintain a national recruiting center. All of these resources assist us in locating qualified candidates quickly, often within 48 hours of a client request.

Complementary Service Offerings. We believe our complementary service offerings help us to build and facilitate expansion of our relationships with new and existing clients. In addition to our core business of IT staffing, we offer our customers vendor management services, project solutions and permanent placement of IT professionals through our business process outsourcing group. We began offering vendor management services in 2000 and now provide these services to 48 clients. We believe we are one of the leading vendor management businesses in the United States. We also evaluate opportunities to expand our service offerings based on customer demand and technology needs.
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

Employees and Consultants
Of our 4,596 consultants on assignment at January 3, 2010, approximately 67% were employee consultants and approximately 33% were subcontractors and independent contractors. In addition, as of January 3, 2010, we had 832 permanent staff employees consisting primarily of management, administrative staff, account managers and recruiters. None of our employees are covered by collective bargaining agreements, and management believes that our relationships with our employees are good.
We recruit our consultants through both centralized and decentralized recruiting programs. Our recruiters use our internal proprietary database, the Internet, local and national advertisements and trade shows. Our front office system maintains a current database containing information about more than one million candidates, including their skills, education, desired work location and other employment-related information. The system enables us to scan, process and store thousands of resumes, making it easier for recruiters to identify, qualify and place consultants in a timely manner. It also allows billable consultants to electronically review and apply for job openings. In addition, we use our national recruiting center in Houston, Texas for sourcing IT professionals located in the United States. This center enhances our local recruitment effort by providing additional resources to meet clients’ critical timeframes and broadening our capability to deliver resources in areas of the country where no local office exists. We also recruit qualified candidates through our candidate referral program, which pays a referral fee to eligible individuals responsible for attracting new recruits that are successfully placed by us on an assignment.
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
In an effort to attract a broad spectrum of qualified billable consultants, we offer a wide variety of employment options and training programs. Through our training and development department, we offer an online training platform to our consultants. This program includes over 2,600 self-paced IT and business-related courses and over 100 technical certification paths in course areas such as software development, enterprise data systems, internet and network technologies, web design, project management, operating systems, server technologies and business-related skills. We believe these training initiatives improve consultant recruitment and retention, increase the technical skills of our personnel and result in better service for our clients. We also provide consultant resource managers to assist our consultants in their career development and help maintain a positive work environment.
Competition
We operate in a highly competitive and fragmented industry. There are relatively few barriers to entry into our markets, and the IT staffing industry is served by thousands of competitors, many of which are small, local operations. There are also numerous large national and international competitors that directly compete with us, including TEKsystems, Inc., Ajilon Consulting, Kforce Inc., Spherion Corporation, CDI Corp., Computer Task Group, Inc., RCM Technologies, Inc. and Robert Half International. Some of our competitors may have greater marketing and financial resources than us.
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

EXECUTIVE OFFICERS
Information regarding the executive officers of COMSYS is as follows:

Name	Age	Position
Larry L. Enterline	57	Chief Executive Officer
Michael H. Barker	55	Executive Vice President and Chief Operating Officer
Ken R. Bramlett, Jr.	50	Senior Vice President, General Counsel and Corporate Secretary
David L. Kerr	57	Senior Vice President—Corporate Development
Amy Bobbitt	48	Senior Vice President and Chief Accounting Officer
Larry L. Enterline. Mr. Enterline was re-appointed as our Chief Executive Officer effective February 2, 2006. Mr. Enterline had previously served as our Chief Executive Officer from December 2000, when our company was known as Venturi Partners, Inc., until September 30, 2004, when we completed our merger with COMSYS Holding, Inc. He has served as a member of our Board since December 2000 and served as Chairman of the Board from December 2000 until the Comsys/Venturi merger. Prior to joining our company, Mr. Enterline served in a number of senior management positions at Scientific-Atlanta, Inc. from 1989 to 2000, the last of which was Corporate Senior Vice President for Worldwide Sales and Service. He also held management positions in the marketing, sales, engineering and products areas with Bailey Controls Company and Reliance Electric Company from 1974 to 1989. He also serves on the boards of directors of Raptor Networks Technology Inc. and Concurrent Computer Corporation.
Michael H. Barker. Mr. Barker has served as our Executive Vice President and Chief Operating Officer since October 2006. Mr. Barker served as our Executive Vice President — Field Operations from the completion of the Comsys/Venturi merger in September 2004 until October 2006. Prior to the merger, Mr. Barker had served as the President of Division Operations of Venturi since January 2003. From January 2001 through January 2003, Mr. Barker served as President of Venturi’s Technology Division. Prior to that time, Mr. Barker served as President of Divisional Operations of Venturi from October 1999 to January 2001 and as President of its Staffing Services Division from January 1998 until October 1999. Prior to joining Venturi, from 1995 to 1997 Mr. Barker served as the Chief Operations Officer for the Computer Group Division of IKON Technology Services, a diversified technology company.
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
Risks Related to the Pending Acquisition of COMSYS by Manpower Inc.
Failure to complete the pending exchange offer and merger with Manpower could materially and adversely affect our results of operations and our stock price.
On February 1, 2010, we entered into the Merger Agreement with Manpower and its wholly-owned subsidiary, Merger Sub. The Merger Agreement provides that, subject to the terms and conditions of the Merger Agreement, Merger Sub will commence the Offer to purchase all of the outstanding shares of COMSYS’ common stock and, following the completion of the Offer, complete the Merger by merging Merger Sub with and into COMSYS, with COMSYS surviving as a direct or indirect wholly owned subsidiary of Manpower.
Consummation of the Offer is subject to customary closing conditions, regulatory approvals, including antitrust approvals, and the tender in the Offer of at least a majority of the shares of COMSYS common stock outstanding. We cannot assure you that these conditions will be satisfied or waived, that the necessary approvals will be obtained, or the Offer and the Merger will be successfully completed as contemplated under the Merger Agreement or at all.
If for any reason the proposed Offer and Merger are not consummated:
•	our investors may not receive $17.65 in cash or $17.65 in fair market value of shares of Manpower common stock that Manpower has agreed to provide in the Offer and the Merger, and our stock price would likely decline unless some other party were to offer an equivalent or higher price for our shares (and we have no expectation that there is any other party willing to offer an equivalent or higher price);
•	under some circumstances, we may have to pay a termination fee to Manpower of $15.2 million and/or reimburse Manpower for its out-of-pocket transaction-related expenses up to $2.5 million;
In addition, the pendency of the Offer and the Merger could adversely affect our operations because:
•	the attention of our management and our employees may be diverted from day-to-day operations as they focus on the Offer and the Merger;
•	our clients may seek to modify or terminate existing agreements, or prospective clients may delay entering into new agreements or purchasing our services as a result of the announcement of the Offer and the Merger, which could cause our revenues to materially decline or any anticipated increases in revenue to be lower than expected;
•	our ability to attract new employees and billable consultants and retain our existing employees and billable consultants may be harmed by uncertainties associated with the Offer and the Merger, and we may be required to incur substantial costs to recruit replacements for lost personnel or consultants; and
•	stockholder lawsuits could be filed against us challenging the Offer and the Merger. If this occurs, even if the lawsuits are groundless and we ultimately prevail, we may incur substantial legal fees and expenses defending these lawsuits, and the Offer and the Merger could be prevented or delayed.
The occurrence of any of these events individually or in combination could have a material adverse affect on our results of operations and our stock price.

Risks that May Impact Future Operating Results Pending Completion of the Offer and the Merger or if the Offer and the Merger are not Consummated
Any economic downturn, or the perception that such a downturn is possible, may cause our revenues to decline and may adversely affect our results of operations, cash flows and financial condition.
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
We depend on several large customers for a significant portion of our revenues. Our 15 largest customers represented approximately 39% of our revenues in 2009. Generally, we do not provide services to our customers under long-term contracts. If one or more of our large customers terminated an existing contract or substantially reduced the services they purchase from us, our revenues and results of operations would be adversely affected.
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
Our profitability will suffer if we are not able to maintain sufficient levels of billable hours and bill rates and control our costs or if we are unable to pass bill rate decreases to our consultants.
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

Our failure to shift more of our business into the IT solutions area could adversely impact our growth rate and profitability.
As market factors continue to pressure our revenue growth and margins in the IT staffing area, we have attempted to shift more of our business mix into the higher growth and higher margin solutions areas to complement our core business. We have committed resources and management attention to our TAPFIN Process Solutions group, which currently offers vendor management services, service procurement management, recruitment process outsourcing and other consulting services. There can be no assurance that we will succeed in shifting more of our business mix into these areas, or into other areas within the solutions sector of the IT services industries, and our failure to do so could adversely impact our growth rate and profitability.
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
ASC Topic 350, “Intangibles-Goodwill and Other,” prohibits the amortization of goodwill and requires that goodwill and other intangible assets be tested annually for impairment. We perform these tests on an annual basis or more frequently if events or changes in circumstances indicate the asset might be impaired, and any significant adverse changes in our expected future operating results or outlook would likely result in impairment of the affected intangible assets that could have a material adverse impact on our results of operations and financial condition.
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
We recorded a non-cash, goodwill impairment charge of $86.8 million during the fourth quarter of 2008. The impairment was the result of the decline in our trading stock price during the fourth quarter of 2008 due to market conditions. Neither our operating trends nor our financial results for the fourth quarter of 2008 were factors that led to the charge. The non-cash charge had no impact on our existing cash balances, working capital, debt balances, revolver availability or normal business operations. There was no impairment to goodwill during 2009. Declines in our trading stock price as well as other factors could result in additional impairment charges.

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
As of January 3, 2010, our total debt was approximately $38.1 million, all of which was issued under a revolving line of credit.
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
If we are not able to repay our debt obligations on or prior to their maturity, we may need to refinance all or a portion of our indebtedness. Our revolving line of credit will mature in March 2012 and, thus, we may be required to refinance any outstanding amounts under our credit facilities. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we are unable to generate sufficient cash flow to pay our indebtedness or to refinance our debt obligations on commercially reasonable terms, our business, financial condition and results of operations could be adversely affected.
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

Other Risks Related to Investment in Our Common Stock
Shares of our common stock have been thinly traded in the past and the prices at which our common stock will trade in the future could fluctuate significantly.
As of February 26, 2010, there were 21,293,875 shares of our common stock issued and outstanding. Although our common stock is listed on The NASDAQ Global Market and a trading market exists, the trading volume has not been significant and there can be no assurance that an active trading market for our common stock will develop or be sustained in the future. Our average daily trading volume during the twelve months ended February 1, 2010, was approximately 45,584 shares (which excludes the trading volume since the announcement of the pending Offer and Merger on February 2, 2010). As a result of the thin trading market, or “float,” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, investors may be unable to liquidate their investment in our stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. The prices at which our common stock will trade in the future could fluctuate significantly.
Ownership of our common stock is concentrated among a small number of major stockholders that have the ability to exercise significant control over us, and whose interests may differ from the interests of other stockholders.
As of February 26, 2010, there were seven beneficial owners of more than 5% of our outstanding common stock, excluding the effect of outstanding warrants and/or cash-settled equity swaps. A listing of these beneficial owners and information regarding their beneficial ownership is included in Part III, Item 12 of this Form 10-K.
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
We are headquartered in Houston, Texas and maintain 52 offices in the United States, one in Puerto Rico, one in Toronto, Canada and one in the United Kingdom. Additionally, we have a customer service center in Phoenix, Arizona. We generally lease our office space under leases with initial terms of five to ten years. These leases typically contain such terms and conditions as are customary in each geographic market. Our offices are usually in office buildings, and occasionally in retail buildings, and our headquarters facilities and regional offices are in similar facilities. We believe that our offices are well maintained and suitable for their intended purpose. The lease on our corporate headquarters was renewed in August 2006 for ten years and will expire on February 28, 2017. The lease on our customer service center was entered into in October 2007 for ten years and will expire on April 30, 2018. As of January 3, 2010, we leased approximately 366,000 square feet.

ITEM 3.	LEGAL PROCEEDINGS
From time to time we are involved in certain disputes and litigation relating to claims arising out of our operations in the ordinary course of business. Further, we are periodically subject to government audits and inspections. In the opinion of our management, based on the advice of in-house and external legal counsel, matters presently pending, except as noted below, will not, individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations or cash flows.
In connection with the Comsys/Venturi merger and the sale of Venturi’s commercial staffing business in 2004, we placed $2.5 million of cash and 187,556 shares of our common stock in separate escrows pending the final determination of certain state tax and unclaimed property assessments. The shares were released from escrow on September 30, 2006, in accordance with the Comsys/Venturi merger agreement, while the cash remains in escrow. The cash escrow account was scheduled to terminate on December 31, 2009, but prior to December 31 the purchaser of Venturi’s staffing business made a claim against the escrow account pursuant to the indemnification provisions in the purchase agreement. We have disputed this claim, but as a result of the dispute the termination of the cash escrow will not occur until either the parties reach an agreement as to the matters that are the subject of the dispute or the receipt of a court order. Following the termination of the escrow, we will be paid the balance of the escrow account. We have recorded liabilities for amounts that management believes are adequate to resolve all of the matters these escrows were intended to cover, but management cannot ascertain at this time what the final outcome of these assessments (or the outcome of the dispute with the purchaser of Venturi’s staffing business) will be in the aggregate, and it is possible that management’s estimates could change. The escrowed cash is included in restricted cash on the Consolidated Balance Sheets.

ITEM 4.	RESERVED
This item is not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our common stock is traded on the NASDAQ Global Market under the symbol “CITP.” The following table includes the high and low sales prices for our common stock as reported on the NASDAQ Global Market for each quarter during the period from December 31, 2007, through January 3, 2010.

	High	Low
2008
First Quarter	$14.80	$7.37
Second Quarter	12.92	7.82
Third Quarter	12.98	8.12
Fourth Quarter	10.74	1.56
2009
First Quarter	$3.28	$1.80
Second Quarter	6.84	1.82
Third Quarter	8.56	5.36
Fourth Quarter	9.55	5.73
As of February 26, 2010, the closing price of our common stock was $17.48, there were 21,293,875 shares of our common stock outstanding and there were 538 holders of record of our common stock.
Dividend Policy
Because our policy has been to retain earnings for use in our business, we have not historically paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings. Our credit facilities restrict our ability to pay cash dividends. Under the credit facilities, we may make up to $10.0 million in dividend payments and/or stock repurchases in the aggregate, subject to certain terms and conditions. Also, holders of warrants to purchase our common stock and holders of unvested restricted stock also participate in dividend payments. As a result, any dividend payments must be allocated to warrant holders and unvested restricted stock holders, as well as common stock holders.
Purchases of Restricted Stock and Common Shares
The following table provides information relating to our purchase of shares of our common stock in the fourth quarter of 2009. These purchases reflect shares withheld upon vesting of restricted stock, to satisfy statutory minimum tax withholding obligations.

			Total number of	Maximum dollar
			shares purchased	value of shares that
	Total number		as part of	may yet be
	of shares	Average price	publicly	purchased under the
Period	purchased (1)	paid per share	announced plan	plan (2)
September 28, 2009 – October 25, 2009	—	$—	—
October 26, 2009 – November 22, 2009	868	$7.04	—
November 23, 2009 – January 3, 2010	—	$—	—

	868	$7.04	—	$5,000,000

(1)	We intend to continue to satisfy minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

(2)	On April 30, 2009, we announced that our Board of Directors authorized the repurchase of up to $5.0 million of our common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by our management based on their evaluation of market conditions and other factors. No repurchases were made during 2009. The repurchase program may be suspended or discontinued at any time until its termination on April 27, 2010.

ITEM 6.	SELECTED FINANCIAL DATA
You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes appearing elsewhere in this report.
The consolidated statements of operations data for the fiscal years ended January 3, 2010, December 28, 2008, and December 30, 2007, and the consolidated balance sheets data at January 3, 2010, and December 28, 2008, are derived from the audited consolidated financial statements appearing elsewhere in this report. The historical data presented below is not indicative of future results. We did not pay any cash dividends on our common stock during any of the periods set forth in the following table.

Consolidated Statements of Operations Data:	January 3,	December 28,	December 30,	December 31,	January 1,
(In thousands, except per share data)	2010	2008	2007	2006	2006
Revenues from services	$649,307	$727,108	$743,265	$736,645	$661,657
Cost of services	490,864	550,189	558,074	557,598	505,233

Gross profit	158,443	176,919	185,191	179,047	156,424

Operating costs and expenses:
Selling, general and administrative	132,139	136,648	135,423	135,651	120,357
Restructuring costs	3,895	637	—	—	4,780
Depreciation and amortization	8,086	8,115	6,426	8,717	9,067
Goodwill impairment	—	86,800	—	—	—

	144,120	232,200	141,849	144,368	134,204

Operating income (loss)	14,323	(55,281)	43,342	34,679	22,220
Interest expense and other expenses, net	4,036	5,253	7,714	15,208	17,061
Loss on early extinguishment of debt	—	—	—	3,191	2,227
Income tax expense (benefit)	881	4,654	2,279	(4,767)	783

Net income (loss)	$9,406	$(65,188)	$33,349	$21,047	$2,149

Basic net income (loss) per common share	$0.45	$(3.19)	$1.67	$1.10	$0.14
Diluted net income (loss) per common share	$0.45	$(3.19)	$1.66	$1.10	$0.14

Weighted average basic and diluted shares outstanding:
Basic	19,801	19,599	19,255	18,449	15,492
Diluted	19,801	19,599	20,100	19,137	15,809

			As of
Consolidated Balance Sheets Data:	January 3,	December 28,	December 30,	December 31,	January 1,
(In thousands)	2010	2008	2007	2006	2006
Total assets	$318,450	$351,180	$402,469	$375,034	$366,921
Other debt, including current maturities	38,101	69,692	71,903	98,542	142,273
Stockholders’ equity	96,369	83,485	144,632	94,770	71,096

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis provides a narrative on our financial performance and condition that should be read in conjunction with the consolidated financial statements, selected financials data, and related notes appearing elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this report. The historical data presented below is not indicative of future results.
Pending Exchange Offer and Merger with Manpower Inc.
On February 1, 2010, we entered into the Merger Agreement with Manpower and its wholly-owned subsidiary, Merger Sub. The Merger Agreement provides that, subject to the terms and conditions of the Merger Agreement, Merger Sub will commence the Offer to purchase all of the outstanding shares of COMSYS’ common stock and, following the completion of the Offer, complete the Merger by merging Merger Sub with and into COMSYS, with COMSYS surviving as a direct or indirect wholly owned subsidiary of Manpower. The Merger Agreement provides that the Offer will be commenced within five business days following the filing of this Annual Report on Form 10-K.
Pursuant to the Merger Agreement, and subject to the terms and conditions of the Merger Agreement, in both the Offer and the Merger, each share of COMSYS common stock accepted by Merger Sub will be exchanged for either (at the stockholder’s election) $17.65 in cash or $17.65 in fair market value of shares of Manpower common stock, where fair market value is the average trading price of Manpower’s common stock during the ten trading days ending on and including the second trading day prior to the closing of the Offer. At the effective time of the Merger, any remaining outstanding shares of COMSYS common stock not tendered in the Offer, other than shares owned by Manpower or any direct or indirect wholly-owned subsidiary of Manpower or COMSYS, will be acquired for cash and Manpower common stock.
The aggregate amount of cash and Manpower common stock available for election at the closing of the Offer and of the Merger will be determined on a 50/50 basis, such that if the holders of more than 50% of the shares tendered in the Offer, or more than 50% of the shares converted in the Merger, elect more than the cash or Manpower common stock available in either case, they will receive on a pro rata basis the other kind of consideration to the extent the kind of consideration they elect to receive is oversubscribed. For example, if the holders of more than 50% of COMSYS Common Stock who tender in the Offer elect cash then such holders in the aggregate will receive all of the cash available for payment in the Offer (50% of the total consideration payable to all stockholders who tender in the Offer) but also will receive some Manpower common stock on a pro rata basis, since there would have been an oversubscription for cash payment. Manpower has the right, at any time not less than two business days prior to the expiration of the Offer, to elect to convert the transaction into an all-cash deal and to pay $17.65 in cash for all shares of COMSYS common stock tendered in the Offer and acquired in the Merger.
The Offer is subject to satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 and the tender to Merger Sub and no withdrawal of at least a majority of the shares of COMSYS common stock (the “Minimum Condition”). The Minimum Condition may not be waived by Merger Sub without the prior written consent of COMSYS. Subject to certain conditions and limitations, COMSYS has granted Manpower and Merger Sub an option to purchase from COMSYS, following the completion of the Offer, a number of additional shares of COMSYS common stock that, when added to the shares already owned by Manpower and Merger Sub, will constitute one share more than 90% of the shares of COMSYS common stock entitled to vote on the Merger. If Manpower and Merger Sub acquire more than 90% of the outstanding shares of COMSYS common stock including through exercise of the aforementioned option, it will complete the Merger through the “short form” procedures available under Delaware law.
The Merger Agreement contains certain termination rights for each of Manpower and COMSYS, and if the Merger Agreement is terminated under certain circumstances, COMSYS is required to pay Manpower a termination fee of $15.2 million and/or reimburse Manpower for its out-of-pocket transaction-related expenses up to $2.5 million.

The Merger Agreement includes customary representations, warranties and covenants of COMSYS, Manpower and Merger Sub. In addition to certain other covenants, COMSYS has agreed not to (i) encourage, solicit, initiate or facilitate any takeover proposal from a third party; (ii) enter into any agreement relating to a takeover proposal or any agreement, arrangement or understanding requiring COMSYS to abandon, terminate or fail to consummate the Offer, the Merger, the Merger Agreement or the transactions contemplated by the Merger Agreement; (iii) grant any waiver or release under any standstill agreement relating to COMSYS common stock; or (iv) enter into discussions or negotiations with a third party in connection with, or take any other action to facilitate any inquiries or the making of any proposal that constitutes, or could reasonably be expected to lead to, a takeover proposal, in each case subject to certain exceptions set forth in the Merger Agreement.
In connection with the Merger Agreement, Manpower entered into a tender and voting agreement, dated as of February 1, 2010, with certain of COMSYS stockholders who beneficially own in the aggregate approximately 29.5% of COMSYS common stock on a fully diluted basis, pursuant to which each such stockholder agreed to tender all of the shares of COMSYS common stock beneficially owned by such stockholder in the Offer and to vote any shares of COMSYS common stock not tendered in the Offer in favor of the Merger.
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
The success of our business depends primarily on the volume of assignments we secure, the bill rates for those assignments, the costs of the consultants that provide the services and the quality and efficiency of our recruiting, sales and marketing and administrative functions. Our experienced, tenured workforce, our proven track record, our recruiting and candidate screening processes, our strong account management team and our efficient and consistent administrative processes are factors that we believe are key to the success of our business. Factors outside of our control, such as the demand for IT and other professional services, general economic conditions and the supply of qualified professionals, also affect our success.
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

Our principal operating expenses are cost of services and selling, general and administrative expenses. Cost of services is comprised primarily of the costs of consultant labor, including employees, subcontractors and independent contractors, and related employee benefits. Approximately 67% of our consultants are employees and the remainder are subcontractors and independent contractors. We compensate most of our consultants only for the hours that we bill to our clients, which allows us to better match our labor costs with our revenue generation. With respect to our consultant employees, we are responsible for employment-related taxes, medical and health care costs and workers’ compensation. Labor costs are sensitive to shifts in the supply and demand of professionals, as well as increases in the costs of benefits and taxes.
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
Our fiscal year ends on the Sunday closest to December 31st. Therefore, the fiscal year-ends for 2009, 2008 and 2007 were January 3, 2010, December 28, 2008, and December 30, 2007, respectively. Fiscal 2009 contained 53 weeks, while fiscal 2008 and 2007 each contained 52 weeks.
Overview of 2009 Results
Our stated priorities for 2009 were organic growth, efficiency improvements, further debt reductions and improved working capital management and expansion of our operations through acquisitions. We made the following progress against each during the year.
Our revenues declined 10.7% in 2009 from 2008; however, we started to see improvement in our trends late in the third quarter and this continued into the fourth quarter. We ended the year with 4,596 billable consultants, which was up 80 from the end of 2008. As the global economy worsened during 2009, we experienced larger-than-normal bill rate pressures from several clients. As a result, average bill rates in 2009 decreased slightly from 2008 rates. Our focus on sales, marketing and recruiting efforts to our core customers and on adding new customers has helped as certain sectors have had difficulties. We did start to see improvement in the financial services sector in the third and fourth quarters of 2009. We put increased focus on managing pay rates and pursuing high margin business to preserve our gross margin percentages.
We continued to see the benefits of our efficiency improvements throughout 2009, and these improvements allowed us to redirect resources closer to the point of sale. As part of our continuing efforts to focus on operational efficiencies and process improvements, we consolidated certain administrative functions into the Phoenix customer service center in 2008 and 2009. This restructuring was a continuation of our plan to centralize certain operations to enhance our customer service and improve our internal processes.
Due to our ability to generate cash from operations and improved working capital management, our net debt balance declined to $38.1 million at the end of 2009 from $49.7 million at the end of 2008. The 2008 amount was net of $20.0 million cash held in a separate cash account, which we borrowed on our revolver in October 2008 to insure access to liquidity, then used to pay down the balance in 2009. During 2009, we generated $17.0 million of cash flow from operations and used $3.7 million for acquisitions. Our cash flow generation was impacted by the decline in revenue and our decision to preserve infrastructure during the recession.

Future Outlook
On February 1, 2010, we entered into the Merger Agreement with Manpower and its wholly-owned subsidiary, Merger Sub. The Merger Agreement provides that, subject to the terms and conditions of the Merger Agreement, Merger Sub will commence the Offer to purchase all of the outstanding shares of COMSYS’ common stock and, following the completion of the Offer, complete the Merger by merging Merger Sub with and into COMSYS, with COMSYS surviving as a direct or indirect wholly owned subsidiary of Manpower. The Merger Agreement provides that the Offer will be commenced within five business days following the filing of this Annual Report on Form 10-K.
In connection with the Offer and merger, Manpower intends to file a Registration Statement on Form S-4 and a Tender Offer Statement on Schedule TO with the SEC, and COMSYS intends to file a Solicitation/Recommendation Statement on Schedule 14D-9 with the SEC. The Offer has not yet commenced and such documents are not currently available. When these documents become available, COMSYS stockholders are urged to read them carefully before making any decisions, as they will contain important information about the transaction.
Due to the Offer and proposed merger with Manpower, we are not providing revenue or earnings per share guidance at this time.
Results of Operations
The following table sets forth the percentage relationship to revenues of certain items included in our Consolidated Statements of Operations, in thousands, except percentages and headcount amounts:

				Percent of Revenues from Services			Percent Change
	January 3,	December 28,	December 30,	January 3,	December 28,	December 30,	2009 vs.	2008 vs.
	2010	2008	2007	2010	2008	2007	2008	2007
Revenues from services	$649,307	$727,108	$743,265	100.0%	100.0%	100.0%	-10.7%	-2.2%
Cost of services	490,864	550,189	558,074	75.6%	75.7%	75.1%	-10.8%	-1.4%

Gross profit	158,443	176,919	185,191	24.4%	24.3%	24.9%	-10.4%	-4.5%

Operating costs and expenses:
Selling, general and administrative	132,139	136,648	135,423	20.4%	18.8%	18.2%	-3.3%	0.9%
Restructuring costs	3,895	637	—	0.6%	0.1%	0.0%	N/A	N/A
Depreciation and amortization	8,086	8,115	6,426	1.2%	1.1%	0.9%	-0.4%	26.3%
Goodwill impairment	—	86,800	—	0.0%	11.9%	0.0%	N/A	N/A

	144,120	232,200	141,849	22.2%	31.9%	19.1%	-37.9%	63.7%

Operating income (loss)	14,323	(55,281)	43,342	2.2%	-7.6%	5.8%	-125.9%	-227.5%
Interest expense, net	4,185	5,457	8,250	0.6%	0.7%	1.1%	-23.3%	-33.9%
Other income, net	(149)	(204)	(536)	0.0%	0.1%	-0.1%	-27.0%	-61.9%

Income (loss) before income taxes	10,287	(60,534)	35,628	1.5%	-8.3%	4.8%	-117.0%	-269.9%
Income tax expense (benefit)	881	4,654	2,279	0.1%	0.6%	0.2%	-81.1%	104.2%

Net income (loss)	$9,406	$(65,188)	$33,349	1.4%	-9.0%	4.5%	-114.4%	-295.5%

Billable headcount at end of period	4,596	4,516	4,986
Year Ended January 3, 2010, Compared to Year Ended December 28, 2008
We recorded operating income of $14.3 million and net income of $9.4 million in 2009 compared to an operating loss of $55.3 million and a net loss of $65.2 million in 2008. In 2008, we recorded a goodwill impairment charge of $86.8 million, or $86.0 million net of related tax effects. The decrease in operating income in 2009, excluding the goodwill impairment, was due primarily to lower revenue experienced during the recession and the higher selling, general and administrative expenses as a percent of revenue resulting from our decision to maintain infrastructure.
Revenues. Revenues for 2009 and 2008 were $649.3 million and $727.1 million, respectively, representing a decrease of 10.7%. We continued to see bill rate pressures from our clients, particularly among Fortune 500 clients early in 2009, but these pressures leveled off in the second half of the year.

In 2009, our revenue decline was driven primarily by our clients in the financial services and pharmaceutical sectors, offset somewhat by growth in the healthcare and information technology sectors. Revenues from the financial services and pharmaceutical sectors decreased by 17.4% and 18.9%, respectively, in 2009 from 2008. These decreases were partially offset by revenue increases of 29.1% and 11.3% from the healthcare and information technology sectors, respectively, over the same period. Vendor management related fee revenue decreased 9.4% to $21.5 million in 2009 from $23.7 million in 2008 due to declining fee rates at several clients, a change in the mix of our clients, and clients’ reduced spend. Reimbursable expense revenue decreased to $12.1 million in 2009 from $17.1 million in 2008, primarily in relation to reduced revenue. This decrease had no impact on gross margin dollars as the related reimbursable expense was recognized in the same period.

			Percent of Revenues from Services		Percent Change
	January 3,	December 28,	January 3,	December 28,	2009 vs.
	2010	2008	2010	2008	2008
Staffing revenue	$616,259	$686,530	94.9%	94.4%	-10.2%
Vendor management fees	21,489	23,723	3.3%	3.3%	-9.4%
Reimbursable expense revenue	12,136	17,133	1.9%	2.4%	-29.2%
Pass-through fees	7,345	5,493	1.1%	0.8%	33.7%
Permanent placement fees	2,641	6,087	0.4%	0.8%	-56.6%
Other non-staffing revenue	1,183	1,176	0.2%	0.2%	0.6%

Gross revenue	661,053	740,142	101.8%	101.8%	-10.7%
Less: Discounts and rebates	(11,746)	(13,034)	-1.8%	-1.8%	-9.9%

Revenues from services	$649,307	$727,108	100.0%	100.0%	-10.7%

Cost of Services. Cost of services for 2009 and 2008 were $490.9 million and $550.2 million, respectively, representing a decrease of 10.8%, which is consistent with the change in revenue over the same period. Cost of services as a percentage of revenue decreased to 75.6% in 2009 from 75.7% in 2008. We were able to hold this percentage flat by managing pay rates.

			Percent of Revenues from Services		Percent Change
	January 3,	December 28,	January 3,	December 28,	2009 vs.
	2010	2008	2010	2008	2008
Labor costs	$235,523	$255,971	36.3%	35.2%	-8.0%
Subcontractor costs	210,013	247,799	32.3%	34.1%	-15.2%
Payroll burden costs	26,313	23,398	4.1%	3.2%	12.5%
Reimbursable expenses	12,113	17,333	1.9%	2.4%	-30.1%
Other costs of services	6,902	5,688	1.1%	0.8%	21.3%

Cost of services	$490,864	$550,189	75.6%	75.7%	-10.8%

Selling, General and Administrative. Selling, general and administrative expenses in 2009 and 2008 were $132.1 million and $136.6 million, respectively, representing a decrease of 3.3%. The decrease was primarily due to savings from the cost optimization of our restructuring and other efficiency initiatives, partially offset by spending on strategic initiatives. Included in these amounts are $3.5 million and $4.4 million of stock-based compensation in 2009 and 2008, respectively. As a percentage of revenue, selling, general and administrative expenses increased to 20.4% in 2009 from 18.8% in 2008 primarily due to lower revenue in 2009.

			Percent of Revenues from Services		Percent Change
	January 3,	December 28,	January 3,	December 28,	2009 vs.
	2010	2008	2010	2008	2008
Compensation	$83,143	$83,606	12.8%	11.5%	-0.6%
Stock-based compensation	3,514	4,438	0.5%	0.6%	-20.8%
Payroll burden costs	13,788	15,057	2.1%	2.1%	-8.4%
Premises expense	8,752	9,283	1.3%	1.3%	-5.7%
Other selling, general and administrative	22,942	24,264	3.5%	3.3%	-5.4%

Selling, general and administrative	$132,139	$136,648	20.4%	18.8%	-3.3%

Restructuring Costs. Restructuring costs for 2009 were $3.9 million, or 0.6% of revenue compared to $0.6 million in 2008. These employee termination benefits and lease abandonment costs for both years related primarily to the relocation of certain administrative functions into our Phoenix customer service center facility. During 2009, we entered into a sublease for one of the closing facilities, and thus reversed $1.0 million previously accrued expense, which was partially offset by $0.5 million estimated and actual leasehold improvements which were expensed in 2009.
Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation of our fixed assets and amortization of our customer list intangible assets. For both 2009 and 2008, depreciation and amortization expense was $8.1 million.

Interest Expense, Net. Interest expense, net was $4.2 million and $5.5 million in 2009 and 2008, respectively, a decrease of 23.3%. The decrease was due to our overall debt reduction.
Provision for Income Taxes. Our 2009 income tax expense was lower than the statutory rates given that income tax expense was in large part offset by a decrease in our valuation allowance. The total provision for federal, state and foreign income taxes was $0.9 million for 2009. Additionally, in accordance with the adoption of provisions of ASC Topic 805, Business Combinations, (formerly FAS 141R-1) on January 1, 2009, we were required to change the way in which we historically accounted for change in reserves related to tax assets acquired in purchase accounting, which resulted in a decrease in tax expense in 2009.
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
As of January 3, 2010, we had federal and state net operating loss carryforwards of approximately $96.7 million and $96.5 million, respectively, an alternative minimum tax credit carryforward of $0.6 million, and had recorded a reserve against the assets for net operating loss carryforwards due to the uncertainty related to the realization of these amounts.
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
Revenues. Revenues for 2008 and 2007 were $727.1 million and $743.3 million, respectively, representing a decrease of 2.2%. We continued to see bill rate pressures from our customers, particularly among Fortune 500 clients. Our revenue growth was driven primarily by our clients in the pharmaceutical and biotechnology and government sectors in 2008. Revenues from the pharmaceutical and biotechnology and government sectors increased by 17.4% and 34.7%, respectively, in 2008 from 2007. These increases were partially offset by revenue decreases of 21.1% and 21.9% from the telecommunications and financial services sectors, respectively, over the same period. Vendor management related fee revenue decreased 16.3% to $23.7 million in 2008 from $28.3 million in 2007 due to declining fee rates at several customers and a change in the mix of our customers. Reimbursable expense revenue increased to $17.1 million in 2008 from $11.1 million in 2007, primarily due to an increase in our services procurement management service offerings. This increase had no impact on gross margin dollars as the related reimbursable expense was recognized in the same period.
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
Goodwill Impairment. We recorded a non-cash, pre-tax goodwill impairment charge in 2008 of $86.8 million. The impairment was the result of the decline in our stock price during the fourth quarter of 2008 due to market conditions. Neither the 2008 operating trends nor our financial results for the fourth quarter of 2008 were factors that led to the charge.
Interest Expense, Net. Interest expense, net was $5.5 million and $8.3 million in 2008 and 2007, respectively, a decrease of 33.9%. The decrease was due to our overall debt reduction as well as a reduction in our related interest rates.
Provision for Income Taxes. Our 2008 income tax expense was lower than the statutory rates given that income tax expense was in large part offset by an increase in our valuation allowance. The income tax expense of $4.7 million for 2008 contains the following amounts: current expenses in the amount of $0.3 million for federal alternative minimum tax; $1.1 million for the Texas Margin tax, Michigan Gross Receipts tax, California Corporate Income and other miscellaneous state and foreign income tax expenses and a deferred expense in the amount of $3.3 million resulting from the release of a portion of the valuation allowance on Venturi’s acquired net deferred assets from the Comsys/Venturi merger. Although our net deferred tax asset is substantially offset with a valuation allowance, a portion of our fully-reserved deferred tax assets that became realized through operating profits is recognized as a reduction to goodwill to the extent it relates to benefits acquired in the Comsys/Venturi merger. This results in deferred tax expense as the assets are utilized. This portion of deferred tax expense represents the consumption of pre-merger deferred tax assets that were acquired with zero basis. In accordance with the provisions of ASC Topic 740 “Income Taxes,” we calculated a goodwill bifurcation ratio in the year of the Comsys/Venturi merger to determine the amount of deferred tax expense that should be offset to goodwill prospectively.
As of December 28, 2008, we had federal and state net operating loss carryforwards of approximately $100 million and $97 million, respectively, an alternative minimum tax credit carryforward of $0.5 million, and had recorded a reserve against the assets for net operating loss carryforwards due to the uncertainty related to the realization of these amounts.
Liquidity and Capital Resources
Overview
In March 2009, we extended the maturity of our senior credit agreement from March 2010 until March 31, 2012, as discussed below under “Credit Agreement.” Management felt it was important to extend the senior credit agreement prior to its expiration in March 2010 in order to give us the financial flexibility to make appropriate investments in our business and maintain our infrastructure through the duration of the recession.
We typically finance our operations through cash flow from operations and borrowings under our credit facilities. Due to the requirements of our senior credit agreement, as discussed in more detail below under the “Cash Flows” section, we do not maintain a significant cash balance in our primary domestic cash accounts. Excess borrowing availability under our existing revolving credit facility at January 3, 2010, was $71.0 million. Our borrowing availability is impacted by the timing of cash receipts and disbursements. Timing of receipts and disbursements in our vendor management business can have a material impact on the debt levels we report at any date; therefore, in 2008 we began reporting average daily debt for each quarter, as discussed below in “Credit Agreement.”
Should the Company not complete the Merger with Manpower (as discussed above in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Pending Exchange Offer and Merger with Manpower Inc.) we believe our cash flow provided by operating activities coupled with availability under our revolving credit facility will be sufficient to fund our working capital, debt service and purchases of fixed assets through fiscal 2010. In the event that we make future acquisitions, we may need to seek additional capital from our lenders or the capital markets; there can be no assurance that additional capital will be available when we need it, or, if available, that it will be available on favorable terms.
The performance of our business is dependent on many factors and subject to risks and uncertainties. See “Risk Factors” in Part I, Item 1A of this report.

Working Capital
Accounts receivable are a significant component of our working capital. We monitor our accounts receivable through a variety of metrics, including days sales outstanding (“DSO”). We calculate our consolidated DSO by determining average daily revenue based on an annualized three-month analysis and dividing it into the gross accounts receivable balance as of the end of the period. Accounts receivable, net, were $197.5 million and $202.3 million as of January 3, 2010, and December 28, 2008, respectively. Our consolidated DSO was 42 and 43 days as of January 3, 2010 and December 28, 2008, respectively. As a result of the timing of vendor management receipts and the seasonality in our operations, our consolidated DSO may materially fluctuate.
Additionally, we separately calculate a DSO for vendor management services (“VMS DSO”) by determining average daily vendor management service gross revenue based on an annualized three-month analysis and dividing it into the gross vendor management accounts receivable balance as of the end of the period. Vendor management accounts receivable were $92.3 million and $96.7 million as of January 3, 2010, and December 28, 2008, respectively. As of January 3, 2010, our VMS DSO was 34 days as compared to 35 days as of December 28, 2008.
Our total accounts payable were $137.4 million and $156.5 million as of January 3, 2010, and December 28, 2008, respectively. Included in the accounts payable balance, our vendor management services accounts payable and other liabilities were $90.8 million and $104.1 million as of January 3, 2010, and December 28, 2008, respectively.
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
Borrowings under the revolver are limited to 85% of eligible accounts receivable, as defined in the senior credit agreement, as amended, reduced by the amount of outstanding letters of credit and designated reserves. At January 3, 2010, these designated reserves were:
•	a $5.0 million minimum availability reserve, and
•	a $0.9 million reserve for outstanding letters of credit.
At January 3, 2010, we had outstanding borrowings of $38.1 million under the revolver at interest rates ranging from 3.99% to 6.00% per annum (weighted average rate of 4.00%) and excess borrowing availability under the revolver of $71.0 million for general corporate purposes. Fees paid on outstanding letters of credit are equal to the LIBOR margin then applicable to the revolver, which at January 3, 2010, was 3.75%. At January 3, 2010, outstanding letters of credit totaled $0.9 million. Our average daily net debt balances during 2009 were as follows, in thousands:

2009
First quarter	$57,871
Second quarter	59,777
Third quarter	55,793
Fourth quarter	51,840

Debt Compliance
Our credit facilities contain a number of covenants that, among other things, restrict our ability to:
•	incur additional indebtedness;
•	pay more than $10 million in the aggregate for stock repurchases and dividends;
•	incur liens;
•	make certain capital expenditures;
•	make certain investments or acquisitions;
•	repay debt; and
•	dispose of property.
In addition, our credit facilities have springing financial covenants that would require us to satisfy a minimum fixed charge coverage ratio and a maximum total leverage ratio if our excess availability falls below $25 million. A breach of any covenants governing our debt would permit the acceleration of the related debt and potentially other indebtedness under cross-default provisions, which could harm our business and financial condition. These restrictions may place us at a disadvantage compared to our competitors that are not required to operate under such restrictions or that are subject to less stringent restrictive covenants. As of January 3, 2010, we were in compliance with all covenant requirements.
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
Cash Flows
The following table summarizes our cash flow activity for 2009, 2008 and 2007, in thousands:

	Year ended
	January 3,	December 28,	December 30,
	2010	2008	2007
Net cash provided by operating activities	$17,032	$37,351	$58,810
Net cash used in investing activities	(5,189)	(13,675)	(34,022)
Net cash used in financing activities	(33,916)	(2,128)	(24,881)
Effect of exchange rates on cash	67	(447)	82

Net increase (decrease) in cash and cash equivalents	$(22,006)	$21,101	$(11)

Cash provided by operating activities was $17.0 million, $37.4 million and $58.8 million in 2009, 2008 and 2007, respectively. The decrease in 2009 was primarily a result of lower net income due to the impact of the recession on our revenue and our decision to maintain infrastructure, as discussed above in the Overview of 2009 Results. The decrease in 2008 was primarily due to a decrease in net income and a use of cash from working capital. In addition to cash provided by earnings, cash flows from operating activities are affected by the timing of cash receipts and disbursements, including the timing of cash receipts and disbursements of our vendor management services, and the working capital requirements of the business.

Cash used in investing activities was $5.2 million, $13.7 million and $34.0 million in 2009, 2008 and 2007, respectively. Our cash flows associated with investing activities in 2009, 2008 and 2007 included capital expenditures of $1.5 million, $5.8 million and $3.1 million, respectively, and cash paid for acquisitions of $3.7 million, $7.9 million and $30.9 million, respectively. The increase in 2008 capital expenditures over 2007 was related primarily to the upgrade of our enterprise software system, leasehold improvements related to our new customer service center and the purchase of computer hardware, while in 2009, the capital expenditures were lower due to the completion of these projects as well as a planned reduction in capital projects.
Cash used in financing activities was $33.9 million, $2.1 million and $24.9 million in 2009, 2008 and 2007, respectively. Cash flows associated with financing activities in 2009, 2008 and 2007 primarily represent borrowings and payments on our revolving credit facility, plus $2.3 million used in 2009 for financing costs related to the Amendment to our senior credit agreement.
Pursuant to the terms of the senior credit agreement, we maintain a zero balance in our primary domestic cash accounts. Any excess cash in our accounts is swept on a daily basis and applied to repay borrowings under the revolver, and any cash needs are satisfied through borrowings under the revolver. Cash and cash equivalents recorded on our Consolidated Balance Sheet at January 3, 2010, and December 28, 2008, in the amount of $0.7 million and $22.7 million, respectively, represented cash balances at our Toronto and United Kingdom subsidiaries and at December 28, 2008, included $20.0 million we had invested in a US Treasury money market fund which was used to repay a portion of our senior credit agreement during the first quarter of 2009.
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
Off-Balance Sheet Risk Disclosure
At January 3, 2010, and December 28, 2008, we did not have any transactions, agreements or other contractual arrangements constituting an “off-balance sheet arrangement” as defined in Item 303(a)(4) of Regulation S-K.

Contractual and Commercial Commitments
The following table summarizes our contractual obligations and commercial commitments at January 3, 2010, in thousands:

		Payments Due by Period
		Less than			More than
Contractual Obligations	Total	One Year	1-3 Years	3-5 Years	5 Years
Long-term debt (1)	$38,101	$—	$38,101	$—	$—
Notes payable (2)	1,000	1,000	—	—	—
Operating leases (5)	25,314	6,647	8,779	5,300	4,588
Purchase obligations (3)	1,783	1,601	182	—	—
Deferred compensation	1,088	150	300	300	338

Total contractual cash obligations	$67,286	$9,398	$47,362	$5,600	$4,926

		Commitment Expiration per Period
		Less than			More than
Other Commercial Commitments	Total	One Year	1-3 Years	3-5 Years	5 Years
Letters of Credit (4)	$871	$871	$—	$—	$—

(1)	Long-term debt obligations included in the above table consist solely of principal repayments related to our senior credit agreement. We are also obligated to make interest payments at the applicable interest rates as discussed in Note 4 in the Notes to Consolidated Financial Statements included elsewhere in this report.

(2)	Notes payable included in the above table consist solely of principal repayments related to our acquisition of ASET. We are also obligated to make interest payments at the applicable interest rates on these notes.

(3)	Purchase obligations included in the above table consist of purchase commitments primarily related to telecom service agreements and online advertising.

(4)	Letters of credit secure certain office leases and insurance programs.

(5)	Amounts are presented net of sub-lease income.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates affect the reported amounts of assets, liabilities, the disclosure of contingent liabilities and revenues and expenses. We evaluate these estimates and assumptions on an ongoing basis, including but not limited to those related to revenue recognition, the recoverability of goodwill, collectability of accounts receivable, reserves for medical costs, stock-based compensation, tax-related contingencies and realization of deferred tax assets. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ materially from these estimates.
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
Goodwill and Other Intangible Assets
Goodwill. Goodwill and other intangible assets with indefinite lives are tested annually for impairment, unless an event occurs or circumstances change during the year that reduce or may reduce the fair value of the reporting unit below its book value, in which event an impairment charge may be required during the year. We have selected the last day of the second-to-last month of our fiscal year as the date on which we will perform our annual goodwill impairment test. We performed our annual impairment test as of November 29, 2009 and determined that the fair value of the reporting unit exceeded the carrying value and we did not have an impairment.
At January 3, 2010, and December 28, 2008, total goodwill was $89.3 million and $89.1 million, respectively.
The annual test requires estimates and judgments by management to determine a valuation for the reporting unit. Although we believe our assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially affect our reported financial results. If the merger with Manpower does not commence we could come to a different fair value that could result in additional future impairment charges, which would be recognized as a non-cash charge to operating income and a reduction in asset values and shareholders’ equity on the balance sheet.
Other intangible assets. Our intangible assets other than goodwill primarily represent acquired customer lists and are amortized over the respective contract terms or estimated life of the customer list, ranging from one to eight years. At January 3, 2010, and December 28, 2008, net intangible assets were $8.9 million and $12.0 million, respectively. In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, we evaluate the recoverability and estimated useful lives of such assets. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges in the future. We performed an impairment test as of November 29, 2009, and concluded that no impairment charge was required. We believe that all of our long-lived assets are fully realizable as of January 3, 2010.

Collectibility of Accounts Receivable
Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Estimates are used in determining our allowance for doubtful accounts and are based on our historical level of write-offs and judgments management makes about the creditworthiness of significant customers based on ongoing credit evaluations. Further, we monitor current economic trends that might impact the level of credit losses in the future. Since we cannot predict with certainty future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. Additional allowances may be required if the economy or the financial condition of our customers deteriorates. If we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which we made such a determination. As of January 3, 2010, and December 28, 2008, the allowance for uncollectible accounts receivable was $3.3 million and $3.2 million, respectively.
Stock-Based Compensation
We record share-based payment awards exchanged for employee services at fair value on the date of grant and expense the awards in the consolidated statements of operations over the requisite employee service period. Stock-based compensation expense includes an estimate for forfeitures and is generally recognized over the expected term of the award on a straight-line basis. At January 3, 2010, we had two types of stock-based employee compensation: stock options and restricted stock, though we have only awarded restricted stock since January 2006.
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
Stock options. The fair value of our stock option awards or modifications of these awards is estimated at the date of grant or modification using the Black-Scholes option pricing model. The Black-Scholes valuation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates. Our estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, the company’s performance, and related tax impacts.
We had approximately $4.0 million of total unrecognized compensation costs related to nonvested option and restricted stock awards at January 3, 2010, that are expected to be recognized over a weighted-average period of 23 months.
Income Tax Assets and Liabilities
We follow the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
Beginning in 2009, we changed our accounting for the remaining reserved deferred tax assets that previously would have been treated as reductions to goodwill. This resulted in a decline in our reported income tax expense (see “Recent Accounting Pronouncements” below).
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
Recent Accounting Pronouncements
Recent Accounting Pronouncements are included in “Item 7. Financial Statements and Supplementary Data” Note 2 to the consolidated financial statements, “Significant Accounting Policies.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following assessment of our market risks does not include uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax and credit risks.
We are exposed to market risks, primarily related to interest rate, foreign currency and equity price fluctuations. Our use of derivative instruments has historically been insignificant.
Interest Rate Risks
Outstanding debt under our senior credit agreement at January 3, 2010, was approximately $38.1 million. Interest on borrowings under the agreement is based on the prime rate or LIBOR plus a variable margin. Based on the outstanding balance at January 3, 2010, a change of 1% in the interest rate would cause a change in interest expense of approximately $0.4 million on an annual basis.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
COMSYS IT Partners, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of COMSYS IT Partners, Inc. and Subsidiaries (the “Company”) as of January 3, 2010, and December 28, 2008, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 3, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of COMSYS IT Partners, Inc. and Subsidiaries at January 3, 2010, and December 28, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 3, 2010, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), COMSYS IT Partners, Inc.’s internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010, expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Phoenix, Arizona
March 1, 2010

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Balance Sheets

	January 3,	December 28,
(In thousands, except share and par value amounts)	2010	2008
Assets
Current assets:
Cash and cash equivalents	$689	$22,695
Accounts receivable, net of allowance of $3,321 and $3,232, respectively	197,537	202,297
Prepaid expenses and other	2,716	3,116
Restricted cash	2,486	2,489

Total current assets	203,428	230,597

Fixed assets, net	12,966	16,596
Goodwill	89,256	89,064
Other intangible assets, net	8,926	11,962
Deferred financing costs, net	2,463	1,175
Restricted cash	308	308
Other assets	1,103	1,478

Total assets	$318,450	$351,180

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$137,357	$156,528
Payroll and related taxes	32,679	25,975
Interest payable	237	337
Other current liabilities	9,002	9,728

Total current liabilities	179,275	192,568

Long-term debt	38,101	69,692
Other liabilities	4,705	5,435

Total liabilities	222,081	267,695

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 95,000,000 shares authorized; 21,061,592 and 20,465,028 shares issued and outstanding in 2009 and 2008, respectively	210	203
Common stock warrants	1,734	1,734
Accumulated other comprehensive loss	(79)	(90)
Additional paid-in capital	230,820	227,360
Accumulated deficit	(136,316)	(145,722)

Total stockholders’ equity	96,369	83,485

Total liabilities and stockholders’ equity	$318,450	$351,180

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year ended
	January 3,	December 28,	December 30,
(In thousands, except per share amounts)	2010	2008	2007
Revenues from services	$649,307	$727,108	$743,265
Cost of services	490,864	550,189	558,074

Gross profit	158,443	176,919	185,191

Operating costs and expenses:
Selling, general and administrative	132,139	136,648	135,423
Restructuring costs	3,895	637	—
Depreciation and amortization	8,086	8,115	6,426
Goodwill impairment	—	86,800	—

	144,120	232,200	141,849

Operating income (loss)	14,323	(55,281)	43,342
Interest expense, net	4,185	5,457	8,250
Other income, net	(149)	(204)	(536)

Income (loss) before income taxes	10,287	(60,534)	35,628
Income tax expense	881	4,654	2,279

Net income (loss)	$9,406	$(65,188)	$33,349

Basic net income (loss) per common share	$0.45	$(3.19)	$1.67
Diluted net income (loss) per common share	$0.45	$(3.19)	$1.66

Weighted average basic and diluted shares outstanding:
Basic	19,801	19,599	19,255
Diluted	19,801	19,599	20,100
See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
	January 3,	December 28,	December 30,
(In thousands)	2010	2008	2007
Net income (loss)	$9,406	$(65,188)	$33,349
Foreign currency translation adjustments	11	(147)	69

Total comprehensive income (loss)	$9,417	$(65,335)	$33,418

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

			Accumulated
		Common	Other	Additional		Total
	Common	Stock	Comprehensive	Paid-in	Accumulated	Stockholders’
(In thousands, except share data)	Stock	Warrants	Income (Loss)	Capital	Deficit	Equity
Balance as of December 31, 2006	$191	$1,734	$(12)	$206,740	$(113,883)	$94,770
Net income	—	—	—	—	33,349	33,349
Foreign currency translations	—	—	69	—	—	69
Issuance of 501,413 shares of common stock for acquisitions	5	—	—	10,560	—	10,565
Issuance of 244,000 shares of restricted common stock	3	—	—	(3)	—	—
Forfeiture of 28,807 vested shares of restricted common stock	—	—	—	(428)	—	(428)
Options exercised for 185,683 shares of common stock	2	—	—	1,777	—	1,779
Stock issuance costs	—	—	—	(19)	—	(19)
Stock-based compensation	—	—	—	4,547	—	4,547

Balance as of December 30, 2007	$201	$1,734	$57	$223,174	$(80,534)	$144,632

Net loss	—	—	—	—	(65,188)	(65,188)
Foreign currency translations	—	—	(147)	—	—	(147)
Issuance of 342,878 shares of restricted common stock	2	—	—	(2)	—	—
Forfeiture of 25,132 vested shares of restricted common stock	—	—	—	(332)	—	(332)
Options exercised for 8,200 shares of common stock	—	—	—	83	—	83
Stock-based compensation	—	—	—	4,437	—	4,437

Balance as of December 28, 2008	$203	$1,734	$(90)	$227,360	$(145,722)	$83,485

Net income	—	—	—	—	9,406	9,406
Foreign currency translations	—	—	11	—	—	11
Issuance of 709,000 shares of restricted common stock	7	—	—	(7)	—	—
Forfeiture of 11,004 vested shares of restricted common stock	—	—	—	(47)	—	(47)
Stock-based compensation	—	—	—	3,514	—	3,514

Balance as of January 3, 2010	$210	$1,734	$(79)	$230,820	$(136,316)	$96,369

See notes to consolidated financial statements

COMSYS IT Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended
	January 3,	December 28,	December 30,
(In thousands)	2010	2008	2007
Cash flows from operating activities
Net income (loss)	$9,406	$(65,188)	$33,349
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,086	8,115	6,426
Goodwill impairment	—	86,800	—
Restructuring costs	1,703	472	—
Provision for doubtful accounts	1,013	725	1,158
Stock-based compensation	3,514	4,437	4,547
Amortization of deferred financing costs	1,036	869	876
Other noncash expense, net	881	4,654	2,279
Loss on asset disposal	378	—	8
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,835	(11,523)	4,260
Prepaid expenses and other	412	556	395
Accounts payable	(16,635)	7,084	13,742
Payroll and related taxes	6,654	(442)	(4,062)
Other liabilities and other assets	(3,251)	792	(4,168)

Net cash provided by operating activities	17,032	37,351	58,810

Cash flows from investing activities
Capital expenditures	(1,494)	(5,791)	(3,088)
Cash paid for acquisitions, net of cash acquired	(3,695)	(7,884)	(30,934)

Net cash used in investing activities	(5,189)	(13,675)	(34,022)

Cash flows from financing activities
Borrowings (payments) under revolving credit facility, net	(31,591)	2,789	(21,639)
Repayments of long-term debt	—	(5,000)	(5,000)
Exercise of stock options and warrants	—	83	1,777
Stock issuance costs	—	—	(19)
Cash paid for financing costs	(2,325)	—	—

Net cash used in financing activities	(33,916)	(2,128)	(24,881)

Effect of exchange rates on cash	67	(447)	82

Net increase (decrease) in cash and cash equivalents	(22,006)	21,101	(11)
Cash and cash equivalents, beginning of period	22,695	1,594	1,605

Cash and cash equivalents, end of period	$689	$22,695	$1,594

Supplemental disclosure of cash flow information
Interest paid	$2,988	$4,531	$7,503
Income tax payments	$1,607	$728	$757

Supplemental disclosure of non-cash investing activities
Stock issued for acquisitions	$—	$—	$10,560
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
The Company’s fiscal year ends on the Sunday closest to December 31st and its first three fiscal quarters are 13 calendar weeks each (and each also ends on a Sunday). References to 2009, 2008 and 2007 refer to the fiscal years ending January 3, 2010, December 28, 2008 and December 30, 2007, respectively. The year ended January 3, 2010 included 53 weeks, and the years ended December 28, 2008 and December 30, 2007, each included 52 weeks.
The Company’s consolidated financial information is reviewed by the chief decision makers, the business is managed under one operating strategy, and the Company operates under one reportable segment. The Company’s principal operations are located in the United States, and the results of operations and long-lived assets in geographic regions outside of the United States are not material. During the years 2009, 2008 and 2007, no individual customer accounted for more than 10% of the Company’s consolidated revenues.
Subsequent events have been evaluated through March 1, 2010, the date of the issuance of the financial statements. There were no recognized subsequent events requiring recognition in the financial statements. See below and in Note 11 to the Consolidated Financial Statements for the required disclosures of non-recognized subsequent events.
Pending Exchange Offer and Merger with Manpower Inc.
On February 1, 2010, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Manpower Inc. (“Manpower”) and a wholly-owned subsidiary of Manpower (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions of the Merger Agreement, Merger Sub will commence an exchange offer to purchase all of the outstanding shares of COMSYS’ common stock (the “Offer”) and, following the completion of the Offer, merge with and into COMSYS, with COMSYS surviving as a direct or indirect wholly owned subsidiary of Manpower (the “Merger”). The Merger Agreement provides that the Offer will be commenced within five business days following the filing of this Annual Report on Form 10-K.
Pursuant to the Merger Agreement, and subject to the terms and conditions of the Merger Agreement, in both the Offer and the Merger, each share of COMSYS common stock accepted by Merger Sub will be exchanged for either (at the stockholder’s election) $17.65 in cash or $17.65 in fair market value of shares of Manpower common stock, where fair market value is the average trading price of Manpower’s common stock during the ten trading days ending on and including the second trading day prior to the closing of the Offer. At the effective time of the Merger, any remaining outstanding shares of COMSYS common stock not tendered in the Offer, other than shares owned by Manpower or any direct or indirect wholly-owned subsidiary of Manpower or COMSYS, will be acquired for cash and Manpower common stock.
The aggregate amount of cash and Manpower common stock available for election at the closing of the Offer and of the Merger will be determined on a 50/50 basis, such that if the holders of more than 50% of the shares tendered in the Offer, or more than 50% of the shares converted in the Merger, elect more than the cash or Manpower common stock available in either case, they will receive on a pro rata basis the other kind of consideration to the extent the kind of consideration they elect to receive is oversubscribed. For example, if the holders of more than 50% of COMSYS Common Stock who tender in the Offer elect cash then such holders in the aggregate will receive all of the cash available for payment in the Offer (50% of the total consideration payable to all stockholders who tender in the Offer) but also will receive some Manpower common stock on a pro rata basis, since there would have been an oversubscription for cash payment. Manpower has the right, at any time not less than two business days prior to the expiration of the Offer, to elect to convert the transaction into an all-cash deal and to pay $17.65 in cash for all shares of COMSYS common stock tendered in the Offer and acquired in the Merger.

The Offer is subject to satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 and the tender to Merger Sub and no withdrawal of at least a majority of the shares of COMSYS common stock (the “Minimum Condition”). The Minimum Condition may not be waived by Merger Sub without the prior written consent of COMSYS. Subject to certain conditions and limitations, COMSYS has granted Manpower and Merger Sub an option to purchase from COMSYS, following the completion of the Offer, a number of additional shares of COMSYS common stock that, when added to the shares already owned by Manpower and Merger Sub, will constitute one share more than 90% of the shares of COMSYS common stock entitled to vote on the Merger. If Manpower and Merger Sub acquire more than 90% of the outstanding shares of COMSYS common stock including through exercise of the aforementioned option, it will complete the Merger through the “short form” procedures available under Delaware law.
The Merger Agreement contains certain termination rights for each of Manpower and COMSYS, and if the Merger Agreement is terminated under certain circumstances, COMSYS is required to pay Manpower a termination fee of $15.2 million and/or reimburse Manpower for its out-of-pocket transaction-related expenses up to $2.5 million.
The Merger Agreement includes customary representations, warranties and covenants of COMSYS, Manpower and Merger Sub. In addition to certain other covenants, COMSYS has agreed not to (i) encourage, solicit, initiate or facilitate any takeover proposal from a third party; (ii) enter into any agreement relating to a takeover proposal or any agreement, arrangement or understanding requiring COMSYS to abandon, terminate or fail to consummate the Offer, the Merger, the Merger Agreement or the transactions contemplated by the Merger Agreement; (iii) grant any waiver or release under any standstill agreement relating to COMSYS common stock; or (iv) enter into discussions or negotiations with a third party in connection with, or take any other action to facilitate any inquiries or the making of any proposal that constitutes, or could reasonably be expected to lead to, a takeover proposal, in each case subject to certain exceptions set forth in the Merger Agreement.
Accounting Standards Codification
During 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2009-01, “Amendments based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (the “Codification”). The Codification became the single source of authoritative GAAP in the United States, other than rules and interpretive releases issued by the United States Securities and Exchange Commission (“SEC”). The Codification reorganized GAAP into a topical format that eliminates the previous GAAP hierarchy and instead established two levels of guidance - authoritative and nonauthoritative. All non-grandfathered, non-SEC accounting literature that was not included in the Codification became nonauthoritative. The adoption of the Codification did not change previous GAAP, but rather simplified user access to all authoritative literature related to a particular accounting topic in one place. Accordingly, the adoption had no impact on the Company’s consolidated financial position or results of operations. All references to previous GAAP in the Company’s consolidated financial statements were updated for the new references under the Codification.
2. Significant Accounting Policies
Principles of Consolidation
The accompanying financial statements present on a consolidated basis the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.
Cash and Cash Equivalents
The Company considers all highly liquid instruments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. At December 28, 2008, the Company maintained, in a separate cash account, an additional $20 million it borrowed on its revolver in October 2008 to insure access to liquidity. The Company invested these additional funds in a US Treasury money market fund and considered this money market fund to be a cash equivalent; the funds were used during 2009 to pay down the balance on the revolver.

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
The Company capitalizes certain internal and external costs related to the acquisition and development of internal use software during the application development stages of projects. Such costs consist primarily of custom-developed and packaged software and the direct labor costs of internally-developed software. Capitalized costs are amortized using the straight-line method over the estimated lives of the software, which range from three to five years. The costs capitalized in the application development stage include the costs of design, coding, installation of hardware and testing. The Company capitalizes costs incurred during the development phase of the project as permitted. Costs incurred during the preliminary project or the post-implementation/operation stages of the project are expensed as incurred.
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
Allowance for Doubtful Accounts
Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Estimates are used in determining the allowance for doubtful accounts and are based on the Company’s historical level of write-offs and judgments management makes about the creditworthiness of significant customers based on ongoing credit evaluations. Further, the Company monitors current economic trends that might impact the level of credit losses in the future. As of January 3, 2010, and December 28, 2008, the allowance for uncollectible accounts receivable was $3.3 million and $3.2 million, respectively.
Goodwill and Other Intangible Assets
Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. Goodwill is not amortized but instead is tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired.
The Company’s other intangible assets represent customer list intangibles. Other intangible assets are amortized over the respective contract terms or estimated life of the customer list, ranging from one to eight years. In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, the Company evaluates the recoverability and estimated useful lives of such assets.
Long-Lived Assets
In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, the Company evaluates the recoverability and estimated useful lives of such assets. The estimated future undiscounted cash flows associated with the assets are compared to the assets’ carrying amount to determine if a write-down to market is necessary. The Company believes all long-lived assets are fully realizable as of January 3, 2010.

Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The company utilizes a fair value hierarchy, which maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The fair value hierarchy has three levels of inputs that may be used to measure fair value:
Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.
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
Revenue Recognition
The Company recognizes revenue and records sales, net of related discounts, when all of the following criteria are met:
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
Revenues under time-and-materials contracts are recorded at the time services are performed. Hourly bill rates are typically determined based on the level of skill and experience of the consultants assigned and the supply and demand in the current market for those qualifications. Alternatively, the bill rates for some assignments are based on a mark-up over compensation and other direct and indirect costs. Service contract revenue is recorded as earned per the contract. Revenue from fixed price contracts, which accounts for a small percentage of our business, is recognized as we complete milestones in the contract.
Revenues from services are shown net of rebates and discounts primarily to volume-related discounts and prompt-payment discounts under contracts with the Company’s clients. Such rebates and discounts totaled $11.7 million (1.8% of gross revenues), $13.1 million (1.8% of gross revenues) and $12.0 million (1.5% of gross revenues) for 2009, 2008 and 2007, respectively.
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
Stock-Based Compensation
The Company recognizes stock-based compensation expense as a component of selling, general and administrative expense. At January 3, 2010, the Company had two types of stock-based employee compensation: stock options and restricted stock. The Company measures the fair value of restricted shares based upon the closing market price of the Company’s common stock on the date of grant. These grants either vest over a three-year period or are based on a combination of service and performance criteria. Restricted stock awards that vest in accordance with service conditions are amortized over their applicable vesting period using the straight-line method adjusted for estimated forfeitures. For nonvested share awards subject to service and performance conditions, the Company is required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, the Company will recognize the expense either using the straight-line attribution method or a method that reflects how the shares are “earned”. If such performance conditions are not met, no performance-based compensation expense will be recognized and any previously recognized compensation expense will be reversed. No excess tax benefit has been recognized related to the Company’s stock-based compensation since none were realized due to the Company’s loss carryforwards. The Company’s stock compensation plans are discussed more fully in Note 9.
Self-Insurance
The Company offers employee benefits, including workers compensation and health insurance, to eligible employees, for which it is self-insured for a portion of the cost. The Company retains liability up to $100,000 for each workers compensation claim and up to $275,000 annually for each health insurance participant for whom it is not insured (previously recorded at $250,000 annually for each health insurance participant for whom it is not insured through 2008). These self-insurance costs are accrued using estimates based on historical data to approximate the liability for reported claims and claims incurred but not reported.
Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Beginning in 2009, in connection with adoption of provisions of ASC Topic 805, Business Combinations, we changed our accounting for the remaining reserved deferred tax assets that previously would have been treated as reductions to goodwill. This resulted in a decline in our reported income tax expense (see “Recent Accounting Pronouncements” below).
The Company records an income tax valuation allowance when it is more likely than not that certain deferred tax assets will not be realized. The Company carried a valuation allowance against most of its deferred tax assets as of January 3, 2010. These deferred tax items represent expenses or operating losses recognized for financial reporting purposes, which will result in tax deductions over varying future periods. The judgments, assumptions and estimates that may affect the amount of the valuation allowance include estimates of future taxable income, timing or amount of future reversals of existing deferred tax liabilities and other tax planning strategies that may be available to the Company. If the Company continues to be profitable, the Company will continue to evaluate each quarter its estimates of the recoverability of its deferred tax assets based on its assessment of whether any portion of these fully reserved assets become more likely than not recoverable through future taxable income. At such time, if any, that the Company no longer has a reserve for its deferred tax assets, it will begin to provide for taxes at the full statutory rate.

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
Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Net income available to common shareholders is calculated using the two-class method, which is an earnings allocation method for computing earnings per share when an entity’s capital structure includes common stock and participating securities. The two-class method determines earnings per share based on dividends declared on common stock and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings. The application of the two-class method is required since the Company’s unvested restricted stock and warrants contain participation features. See further discussion below. Diluted net income (loss) per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.
Dilutive securities at January 3, 2010, include 248,654 warrants to purchase the Company’s common stock (Note 8). The warrant holders are entitled to participate in dividends declared on common stock as if the warrants were exercised for common stock. As a result, for purposes of calculating basic net income (loss) per common share, income (loss) attributable to warrant holders has been excluded from net income (loss).
Additionally, dilutive securities include 972,124 unvested restricted stock shares at January 3, 2010. The unvested restricted stock holders are entitled to participate in dividends declared on common stock as if the shares were fully vested. As a result, for purposes of calculating basic net income (loss) per common share, income (loss) attributable to unvested restricted stock holders has been excluded from net income (loss).
The computation of basic and diluted net income (loss) per share is as follows, in thousands, except per share amounts:

	Year ended
	January 3,	December 28,	December 30,
	2010	2008	2007
Net income (loss) attributable to common stockholders — basic	$8,867	$(62,468)	$32,161
Net income (loss) attributable to unvested restricted stock holders	429	(1,938)	782
Net income (loss) attributable to warrant holders	110	(782)	406

Total net income (loss)	$9,406	$(65,188)	$33,349

Weighted average common shares outstanding — basic	19,801	19,599	19,255
Add: dilutive restricted stock, stock options and warrants	—	—	845

Diluted weighted average common shares outstanding	19,801	19,599	20,100

Basic net income (loss) per common share	$0.45	$(3.19)	$1.67
Diluted net income (loss) per common share	$0.45	$(3.19)	$1.66
For 2009, 2008 and 2007 there were 1,273,020, 683,369 and 1,289 shares, respectively, attributable to outstanding stock options, warrants and restricted stock excluded from the calculation of diluted net income (loss) per share because their inclusion would have been antidilutive.

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The more significant areas requiring the use of management estimates include estimates for uncollectible accounts, useful asset lives for depreciation and amortization, deferred taxes and valuation allowances and stock-based compensation. The Company believes that its estimation processes are adequate and its estimates in these areas have consistently been similar to actual results. However, estimates in these areas are highly subjective and future results could be materially different.
Recent Accounting Pronouncements
In June 2009, the FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, will be superseded by the Codification. All non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification does not change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification during the fourth quarter of fiscal 2009. The Codification impact is limited to financial statement disclosures, as all references to authoritative accounting literature are referenced in accordance with the Codification.
In May 2009, the FASB issued ASC 855, Subsequent Events (“ASC 855”). ASC 855 defines subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued. It defines two types of subsequent events: recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued. Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed. The statement requires entities to disclose the date through which subsequent events have been evaluated, and the basis for that date. ASC 855 is consistent with the Company’s current practice and does not have any impact on the Company’s results of operations, financial condition or liquidity. See Note 1 and Note 11 for the required disclosure.
In October 2009 the FASB issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”). ASU No. 2009-13 provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The statement also introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted this accounting standard in first quarter of 2010 using the prospective method and the adoption did not have a material impact on the Company’s consolidated financial statements.
In April 2008, the FASB issued amendments to ASC 350, “Intangibles — Goodwill and Other.” These provisions amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the position is to improve the consistency between the determination of the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The amended guidance is effective for fiscal years beginning after December 15, 2008. The Company adopted these provisions during the fiscal year ending January 3, 2010; there was no impact to the Company’s consolidated financial statements.
In December 2007, the FASB issued guidance included in ASC Topic 805, “Business Combinations” (formerly FASB Staff Position SFAS No. 141R-1), which amends and clarifies SFAS No. 141R, “Business Combinations”). The new provisions of ASC Topic 805 require the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values if fair value can be reasonably estimated, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies”. ASC Topic 805 also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. The new provisions of ASC Topic 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the Company’s fiscal 2009; the Company adopted the new provisions of ASC Topic 805 in fiscal 2009. For business combinations completed on or subsequent to the adoption date, the application of the new provisions of this topic could have a significant impact on the Company’s consolidated statement of operations and financial condition, the magnitude of which will depend on the specific terms and conditions of the transactions. Additionally, the adoption of the new provisions of ASC Topic 805 will have a material impact on the Company’s income tax provision. Any future release of the Company’s existing tax valuation allowance related to acquired tax benefits in a purchase business combination when reversed, will be reflected as an income tax benefit in its Consolidated Statement of Operations. Under the previous accounting standards, the reversal would have been recorded to goodwill as well as income tax expense. As a result, the Company’s reported income tax expense declined in 2009.

3. Selected Balance Sheet Accounts
Accounts Receivable
Receivables consist of the following, in thousands:

	January 3,	December 28,
	2010	2008
Trade receivables	$199,791	$204,532
Other receivables	1,067	997

	200,858	205,529
Less allowance for doubtful accounts	(3,321)	(3,232)

Accounts receivable, net	$197,537	$202,297

Bad debt expense was $1.0 million, $0.7 million and $1.2 million in 2009, 2008 and 2007, respectively. Write-offs, net of recoveries, were $0.7 million, $1.1 million and $1.0 million in 2009, 2008 and 2007, respectively.
Fixed Assets
Fixed assets consist of the following, in thousands:

	January 3,	December 28,
	2010	2008
Computer hardware and software	$37,842	$58,371
Furniture and equipment	6,527	10,159
Leasehold improvements	4,179	4,437

	48,548	72,967
Less accumulated depreciation and amortization	(35,582)	(56,371)

Fixed assets, net	$12,966	$16,596

Depreciation and amortization expense related to fixed assets amounted to $4.8 million, $4.8 million and $4.1 million in 2009, 2008 and 2007, respectively. During 2009, the Company disposed of $26.0 million of fixed assets that were substantially fully depreciated.
Goodwill
The Company assesses recoverability of goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles — Goodwill and Other,” which requires goodwill and other intangible assets with indefinite lives to be tested annually for impairment, unless an event occurs or circumstances change during the year that reduce or may reduce the fair value of the reporting unit below its book value, in which event an impairment charge may be required during the year. The Company has selected the last day of the second-to-last month of our fiscal year as the date on which it will perform the annual goodwill impairment test. The Company performed its annual impairment test as of November 29, 2009 and determined that the fair value of the reporting unit exceeded the carrying value and there was no impairment.
For the year ending December 28, 2008, the implied goodwill was less than the carrying value of goodwill, resulting in a non-cash, pre-tax impairment charge of $86.8 million in the fourth quarter of 2008.

The change in the carrying value of goodwill is set forth below, in thousands:

Balance as of December 31, 2006	$154,984
Adjustments to previously reported purchase price	(3,497)
Adjustments related to acquisitions, net	22,673

Balance as of December 30, 2007	174,160
Adjustments to previously reported purchase price	(3,488)
Adjustments related to acquisitions, net	5,192
Goodwill impairment	(86,800)

Balance as of December 28, 2008	89,064
Adjustments to previously reported purchase price	155
Adjustments related to acquisitions, net	37

Balance as of January 3, 2010	$89,256

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
Other Intangible Assets
The Company’s intangible assets other than goodwill consisted of the following, in thousands:

	January 3,	December 28,	Estimated
	2010	2008	Useful Life
			(in years)
Gross carrying amount:
Customer list—Venturi	$6,407	$6,407	5
Customer list—Pure Solutions	6,571	6,571	8
Customer list—Plum Rhino	3,207	3,207	8
Customer list—TWC	2,774	2,774	5
Assembled methodology—TWC	200	200	8
Customer list—ASET	2,082	2,082	5
Customer list—Symmetry	200	217	5
Customer list—Addilex	100	—	1
Customer list—KVG	150	—	1
Customer list—blueRADIAN	68	—	1

	21,759	21,458

Accumulated Amortization:
Customer list—Venturi	(6,407)	(5,446)
Customer list—Pure Solutions	(3,430)	(2,607)
Customer list—Plum Rhino	(1,036)	(635)
Customer list—TWC	(1,110)	(555)
Assembled methodology—TWC	(50)	(25)
Customer list—ASET	(625)	(208)
Customer list—Symmetry	(60)	(20)
Customer list—Addilex	(42)	—
Customer list—KVG	(50)	—
Customer list—blueRADIAN	(23)	—

	(12,833)	(9,496)

Total other intangible assets, net	$8,926	$11,962

Aggregate amortization expense for intangibles other than goodwill amounted to $3.3 million, $3.3 million and $2.3 million in 2009, 2008 and 2007, respectively.

Estimated amortization expense after 2009 is as follows, in thousands:

2010	$2,464
2011	2,261
2012	2,261
2013	1,323
2014	425
Thereafter	192

$8,926

Restructuring Costs
In November 2008, the Company announced a restructuring plan designed to improve operational efficiencies by relocating certain administrative functions primarily from the Washington, DC area and Portland, Oregon into its Phoenix customer service center facility. All of these charges are expected to result in future cash expenditures. These charges primarily relate to miscellaneous employee termination benefits and lease-related costs.
The change in the liability for restructuring costs is set forth below, in thousands:

	Employee
	severance	Lease costs	Total
Balance as of December 31, 2006	$—	$1,077	$1,077
Adjustments	—	—	—
Charges	—	—	—
Cash payments	—	(722)	(722)

Balance as of December 30, 2007	—	355	355
Adjustments	—	—	—
Charges	453	64	517
Cash payments	(41)	(177)	(218)

Balance as of December 28, 2008	412	242	654
Adjustments	—	(971)	(971)
Charges	407	3,562	3,969
Cash payments	(771)	(791)	(1,562)

Balance as of January 3, 2010	$48	$2,042	$2,090

The Company recorded additional restructuring charges related to lease abandonment costs in 2009 related to its reduction in space at the Company’s Washington, DC area facility. The Company entered into a sublease on the Washington, DC-area facility in the fourth quarter of 2009, and thus reversed $1.0 million previously accrued expense, which was partially offset by $0.5 million estimated and actual leasehold improvements which were expensed and not recorded in the liability account. These lease charges will be paid from 2010 through 2014.
4. Long-Term Debt
Long-term debt as of January 3, 2010 and December 28, 2008, consists of amounts outstanding under the Company’s senior credit agreement revolving credit facility in the amount of $38.1 million and $69.7 million, respectively. The full balance as of January 3, 2010 is due March 31, 2012.

Credit Facilities
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
Borrowings under the revolver are limited to 85% of eligible accounts receivable, as defined in the senior credit agreement, as amended, reduced by the amount of outstanding letters of credit and designated reserves. At January 3, 2010, these designated reserves were:
•	a $5.0 million minimum availability reserve, and
•	a $0.9 million reserve for outstanding letters of credit.
At January 3, 2010, the Company had outstanding borrowings of $38.1 million under the revolver at interest rates ranging from 3.99% to 6.00% per annum (weighted average rate of 4.00%) and excess borrowing availability under the revolver of $71.0 million. Fees paid on outstanding letters of credit are equal to the LIBOR margin then applicable to the revolver, which at January 3, 2010, was 3.75%. At January 3, 2010, outstanding letters of credit totaled $0.9 million.
The Company’s credit facilities contain a number of covenants that, among other things, restrict its ability to:
•	incur additional indebtedness;
•	pay more than $10 million in the aggregate for stock repurchases and dividends;
•	incur liens;
•	make certain capital expenditures;
•	make certain investments or acquisitions;
•	repay debt; and
•	dispose of property.
In addition, under the credit facilities, there are springing financial covenants that would require the Company to satisfy a minimum fixed charge coverage ratio and a maximum total leverage ratio if the excess availability falls below $25 million. A breach of any covenants governing the Company’s debt would permit the acceleration of the related debt and potentially other indebtedness under cross-default provisions. As of January 3, 2010, the Company was in compliance with these requirements.
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

5. Income Taxes
The related components of the provision for income taxes are as follows, in thousands:

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007
Current income taxes:
Federal	$34	$280	$300
State	840	1,035	254
Foreign	(13)	13	113

Total current	861	1,328	667

Deferred income taxes:
Federal	—	3,330	2,047
State	20	(4)	(435)

Total deferred	20	3,326	1,612

Provision for income taxes	$881	$4,654	$2,279

The provision for income taxes differs from the tax computed using the statutory U.S. federal income tax rate as a result of the following items, in thousands:

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007
Income tax expense (benefit) computed at the federal statutory income tax rate	$3,601	$(21,187)	$12,470
State income tax expense (benefit) net of federal benefit	890	(1,192)	988
Effect of permanent differences	479	11,733	518
Tax benefit allocated to goodwill	—	3,326	2,303
Effect of increase (decrease) in valuation allowance	(4,089)	11,682	(13,884)
Other	—	292	(116)

Provision for income taxes	$881	$4,654	$2,279

In the table above, ‘tax benefit allocated to goodwill’ and ‘effect of increase (decrease) in valuation allowance’ include both federal and state tax attributes. The total provision for federal, state and foreign income taxes was $0.9 million for 2009. Additionally, beginning in 2009, in connection with adoption of provisions of ASC Topic 805, Business Combinations, we changed our accounting for the remaining reserved deferred tax assets that previously would have been treated as reductions to goodwill. This resulted in a decline in our reported income tax expense.
The 2008 income tax expense contains current expenses in the amount of $0.3 million for federal alternative minimum tax; $1.1 million for the Texas Margin tax, Michigan Gross Receipts tax, California Corporate Income and other miscellaneous state and foreign income tax expenses and a deferred expense in the amount of $3.3 million resulting from the release of a portion of the valuation allowance on Venturi’s acquired net deferred assets from the Comsys/Venturi merger.
In 2008, the Company recognized a non-cash, pre-tax goodwill impairment charge in the amount of $86.8 million. The Company recorded a deferred tax asset related to the deductible portion of the goodwill impairment in the amount of $21.5 million and a corresponding valuation allowance. The tax benefit for the impairment will be realized when the valuation allowance is released, resulting in a benefit recorded to the Consolidated Statement of Operations. The non-deductible portion of the goodwill impairment charge resulted in a permanent difference of $12.7 million. The impairment charge created a reduction in income tax expense in the amount of $0.8 million. The Company’s deferred tax assets increased due to the goodwill impairment charge; therefore, the Company did not utilize Venturi non-NOL deferred tax assets. If the Company had utilized Venturi non-NOL deferred tax assets, a tax expense for the goodwill bifurcation discussed above would have been necessary.

The 2007 income tax expense contains current expenses in the amount of $0.3 million for federal alternative minimum tax; $0.3 million for the Texas Margin tax and other miscellaneous state income tax expenses and $0.1 million for foreign income taxes related to the Company’s profitable United Kingdom subsidiary, a deferred expense in the amount of $2.3 million resulting from the release of a portion of the valuation allowance on Venturi’s acquired net deferred assets from the Comsys/Venturi merger and a deferred state tax benefit of $0.7 million related to the conversion of the Company’s Texas net operating loss carryforwards into the new Texas Margin tax credit.
Deferred tax assets and liabilities result primarily from temporary differences in book versus tax basis accounting as well as net operating loss carryforwards. Deferred tax assets and liabilities, which are included in Other non-current Assets on the accompanying balance sheets, consist of the following, in thousands:

	January 3,	December 28,
	2010	2008
Deferred tax assets:
Goodwill and other intangibles	$16,959	$21,856
Accrued expenses and other reserves	1,879	1,257
Bad debt allowances	1,277	1,035
Accrued benefits	2,063	1,109
Net operating loss carry forwards	38,875	40,267
Other	1,214	1,143

Total gross deferred tax assets	62,268	66,667
Valuation allowance	(59,260)	(63,349)

Total net deferred tax assets	3,008	3,318
Deferred tax liabilities:
Depreciation expense and property basis differences	(2,166)	(2,456)

Total deferred tax liabilities	(2,166)	(2,456)

Net deferred tax assets	$841	$862

As of January 3, 2010, the Company had $60.1 million in total net deferred tax assets and had recorded a valuation allowance of $59.3 million against those assets, since the Company has concluded that it is more likely than not that these deferred tax assets will not be realized based upon the Company’s assessments using the criteria required for accounting for income taxes. The decrease in the valuation allowance from December 28, 2008, resulted primarily from pre-tax book income and utilization of net deferred tax assets during the year. The change in the tax valuation allowance for 2009, 2008 and 2007, is as follows, in thousands:

	January 3,	December 28,	December 30,
	2010	2008	2007
Balance at beginning of period	$63,349	$53,785	$72,381
Additions	—	11,682	—
Deductions	(4,089)	—	(13,884)
Adjustments	—	(2,118)	(4,712)

Balance at end of period	$59,260	$63,349	$53,785

At January 3, 2010, the Company had federal and state net operating loss carryforwards of approximately $96.7 million and $96.5 million, respectively. The federal net operating losses begin to expire in 2023 and the state net operating losses began to expire in 2005. On February 9, 2007, the Company experienced an ownership change as defined by the Internal Revenue Code due to third party beneficial ownership changes. This subjects the utilization of the Company’s net operating loss carryforwards to an annual limitation, which may cause the carryforwards to expire before they are used. The Company’s ability to use its federal and state net operating loss carryforwards to reduce future taxable income are subject to restrictions attributable to equity transactions that have resulted in a change of ownership as defined by Internal Revenue Code Section 382. The entire amount of the $96.7 million federal net operating loss carryforwards is subject to the limitations of Internal Revenue Code 382.
The Company has not paid United States federal income tax on the undistributed foreign earnings of its foreign subsidiaries as it is the Company’s intent to reinvest such earnings in its foreign subsidiaries. Pre-tax income attributable to the Company’s profitable foreign operations amounted to $0, $0.1 million and $0.6 million in 2009, 2008 and 2007, respectively.

The Company files U.S. federal and state tax returns and foreign tax returns. As of January 3, 2010, open years for U.S. federal and state tax returns subject to examination by the IRS or state taxing authorities are 2005 through 2008. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations or cash flow.
The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In the event it has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense. For 2009, 2008 and 2007, the Company has not recorded any interest or penalties.
6. Commitments and Contingencies
The Company leases various office space and equipment under noncancelable operating leases expiring through 2018. Certain leases include free rent periods, rent escalation clauses and renewal options. Rent expense is recorded on a straight-line basis over the term of the lease. Rent expense was $7.2 million, $8.2 million and $7.4 million for 2009, 2008 and 2007, respectively. Sublease income was $1.0 million, $0.7 million and $0.6 million for the years 2009, 2008 and 2007, respectively.
Future minimum annual payments for noncancelable operating leases are as follows, in thousands:

2010	$7,389
2011	5,847
2012	4,880
2013	4,147
2014	3,235
Thereafter	4,650

30,148
Sublease income	(4,834)

$25,314

In connection with the Comsys/Venturi merger and the sale of Venturi’s commercial staffing business in 2004, the Company placed $2.5 million of cash and 187,556 shares of its common stock in separate escrows pending the final determination of certain state tax and unclaimed property assessments. The shares were released from escrow on September 30, 2006, in accordance with the Comsys/Venturi merger agreement, while the cash remains in escrow. The cash escrow account was scheduled to terminate on December 31, 2009, but prior to December 31 the purchaser of Venturi’s staffing business made a claim against the escrow account pursuant to the indemnification provisions in the purchase agreement. The Company has disputed this claim, but as a result of the dispute, the termination of the cash escrow will not occur until either the parties reach an agreement as to the matters that are the subject of the dispute or the receipt of a court order. Following the termination of the escrow, the Company will be paid the balance of the escrow account. The Company has recorded liabilities for amounts that management believes are adequate to resolve all of the matters these escrows were intended to cover, but management cannot ascertain at this time what the final outcome of these assessments (or the outcome of the dispute with the purchaser of Venturi’s staffing business) will be in the aggregate, and it is possible that management’s estimates could change. The escrowed cash is included in restricted cash on the Consolidated Balance Sheets.
Chimes, a vendor management services (“VMS”) company, filed for bankruptcy under Chapter 7 on January 9, 2008. The Company has filed a proof of claim in the bankruptcy case. Like a number of other Chimes vendors, the Company is the subject of a number of preference lawsuits demanding the return of payments made to the Company by Chimes during the 90 days leading up to the filing of the bankruptcy petition. The Company believes that none of the payments it received were preferences as defined by bankruptcy law and intends to vigorously defend itself against these claims. However, no assurance can be made as to the outcome of these legal proceedings.

The Company has agreed to indemnify members of its board of directors and its corporate officers against any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that the individual is or was a director or officer of the Company. The individuals will be indemnified, to the fullest extent permitted by law, against related expenses, judgments, fines and any amounts paid in settlement. The Company also maintains directors and officers insurance coverage in order to mitigate exposure to these indemnification obligations. No assets are held as collateral and no specific recourse provisions exist related to these indemnifications. There was no amount recorded for these indemnification obligations at January 3, 2010 and December 28, 2008. Due to the nature of these obligations, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.
The Company has entered into employment agreements with certain of its executives covering, among other things, base compensation, incentive bonus determinations and payments in the event of termination or a change of control of the Company.
The Company is a defendant in various lawsuits and other claims arising in the normal course of business and is defending them vigorously. While the results of litigation cannot be predicted with certainty, management believes the final outcome of such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. Any cost to settle litigation will be included in selling, general and administrative expense on the Consolidated Statements of Operations.
7. Defined Contribution Plan
The Company maintains a voluntary defined contribution 401(k) plan for certain qualifying employees, which provides for employee contributions. Participating employees may elect to defer and contribute a percentage of their compensation to the plan, not to exceed the dollar limit set by the Internal Revenue Code. For the years ended December 31, 2009, 2008 and 2007, the maximum deferral amount was 50%, subject to limitations set by the Internal Revenue Code. The Company may, at its discretion, make a year-end profit-sharing contribution. No discretionary contributions were made in 2009, 2008 or 2007. Total net expense under the plan amounted to approximately $0.1 million, $1.4 million and $1.5 million in 2009, 2008 and 2007, respectively.
The Company suspended the matching contribution to its 401(k) plan effective April 1, 2009. Future matching contributions will be made at the Company’s discretion.
Additionally, Pure Solutions maintains a voluntary defined contribution 401(k) plan for certain qualifying employees, which provides for employee contributions. Participating employees may elect to defer and contribute a percentage of their compensation to the plan, not to exceed the dollar limit set by the Internal Revenue Code. Pure Solutions has the discretion under the plan to match participant deferrals. For 2009, 2008 and 2007, Pure Solutions elected to forego a matching contribution.
During 1999, Venturi established a Supplemental Employee Retirement Plan (the “SERP”) for its then Chief Executive Officer. When this officer retired in February 2000, the annual benefit payable under the SERP was fixed at $150,000 through March 2017. As of January 3, 2010, approximately $0.9 million was accrued for the SERP.
8. Warrants
In the Comsys/Venturi merger, the Company assumed outstanding warrants to purchase 768,997 shares of Venturi (now COMSYS) common stock. The warrants were originally issued on April 14, 2003, in connection with the comprehensive financial restructuring with Venturi’s subordinated note holders. The warrants are exercisable in whole or in part over a 10-year period, and the exercise price is $7.8025 per share. The warrants may be exercised on a cashless basis at the option of the holder. The holders of the warrants are also entitled to participate in dividends declared on common stock as if the warrants were exercised for common stock. In connection with the purchase accounting for the merger, the warrants were recorded at fair value as a component of shareholders’ equity. At January 3, 2010, warrants to purchase 248,654 shares of the Company’s common stock were outstanding.

9. Stock Compensation Plans
The Company has four stock-based compensation plans with outstanding equity awards: the 1995 Equity Participation Plan (“1995 Plan”), the 2003 Equity Incentive Plan (“2003 Equity Plan”), the Amended and Restated COMSYS IT Partners, Inc. 2004 Stock Incentive Plan (“2004 Equity Plan”) and the 2004 Management Incentive Plan (“2004 Incentive Plan”).
Plan Descriptions
In 2003, Venturi terminated the 1995 Plan in connection with its financial restructuring. As a result of the Comsys/Venturi merger, all outstanding options under the 1995 Plan were vested and are exercisable. Although the 1995 Plan has been terminated and no future option issuances will be made under it, the remaining outstanding stock options will continue to be exercisable in accordance with their terms.
In 2003, Venturi adopted the 2003 Equity Plan under which the Company may grant non-qualified stock options, incentive stock options and other stock-based awards in the Company’s common stock to officers and other key employees. On the date of the Comsys/Venturi merger, all outstanding options under the 2003 Equity Plan at that time vested and became exercisable. Options granted under the 2003 Equity Plan have a term of 10 years.
In connection with the Comsys/Venturi merger, the Company’s Board of Directors adopted and the stockholders approved the 2004 Equity Plan, which was subsequently amended and restated in 2007 and further amended in 2009. Under the 2004 Equity Plan, the Company may grant non-qualified stock options, incentive stock options, restricted stock and other stock-based awards in its common stock to officers, employees, directors and consultants. Options granted under this plan generally vest over a three-year period from the date of grant and have a term of 10 years.
Effective January 1, 2004, Old COMSYS adopted the 2004 Incentive Plan. The 2004 Incentive Plan was structured as a stock issuance program under which certain executive officers and key employees might receive shares of Old COMSYS nonvoting Class D Preferred Stock in exchange for payment at the then current fair market value of these shares. Effective July 1, 2004, 1,000 shares of Class D Preferred Stock were issued by Old COMSYS under the 2004 Incentive Plan. Effective with the Comsys/Venturi merger, these shares were exchanged for a total of 1,405,844 shares of restricted common stock of COMSYS. Of these shares, one-third vested on the date of the Comsys/Venturi merger, one-third vested over a three-year period subsequent to merger, and one-third vested over a three-year period subject to specific performance criteria being met. Effective June 1, 2007, the Compensation Committee of the Company’s Board of Directors (the “Committee”) made certain modifications to the 2004 Incentive Plan after concluding that the performance vesting targets appeared to be unattainable, as noted below. Although there will be no future restricted stock issuances under the 2004 Incentive Plan, the remaining outstanding restricted stock awards will continue to vest in accordance with their terms. In accordance with the terms of the 2004 Incentive Plan, any shares forfeited by participants will be distributed to certain stockholders of Old COMSYS in 2010 after the completion of the 2009 audit.
Stock Options
A summary of the activity related to stock options granted under the 1995 Plan, the 2003 Equity Plan and the 2004 Equity Plan is as follows:

					Weighted-Average
	1995	2003	2004		Exercise Price
	Plan	Equity Plan	Equity Plan	Total	Per Share
Outstanding at December 31, 2006	2,113	540,198	435,584	977,895	$9.98
Granted	—	—	—	—
Exercised	—	(95,198)	(90,485)	(185,683)	$9.46
Forfeited	(863)	—	(14,833)	(15,696)	$27.54

Outstanding at December 30, 2007	1,250	445,000	330,266	776,516	$9.75
Granted	—	—	—	—
Exercised	—	—	(8,200)	(8,200)	$8.55
Forfeited	(527)	(1,387)	(18,336)	(20,250)	$17.94

Outstanding at December 28, 2008	723	443,613	303,730	748,066	$9.54
Forfeited	(389)	(1,387)	(19,500)	(21,276)	$11.94

Outstanding at January 3, 2010	334	442,226	284,230	726,790	$9.47

Exercisable at January 3, 2010	334	442,226	284,230	726,790	$9.47

Available for issuance at January 3, 2010	—	55,809	1,139,964	1,195,773

The following table summarizes information related to stock options outstanding and exercisable at January 3, 2010:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Options	Contractual	Exercise Price	Options	Exercise Price
Exercise Prices	Outstanding	Years Remaining	per Share	Exercisable	per Share
$7.80	219,000	3.27	$7.80	219,000	$7.80
$8.55 to $8.88	213,961	4.58	$8.57	213,961	$8.57
$11.05 to $11.98	293,495	4.88	$11.32	293,495	$11.32
$63.25 to $132.75	334	0.52	$63.25	334	$63.25

$7.80 to $132.75	726,790	4.31	$9.47	726,790	$9.47

The aggregate intrinsic value of options outstanding at January 3, 2010 was $10,865.
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
The fair value of options modified in 2008 and 2007 was estimated on the date of modification using the Black-Scholes option pricing model based on the assumptions noted in the following table. There were no new options granted in 2009, 2008 or 2007.

	2008	2007
Expected life (in years)	6.0	6.0
Risk-free interest rate	3.00%	4.75%
Expected volatility	55.6%	46.8%
Dividend yield	0.0%	0.0%
Weighted average fair value of options modified	$6.31	$17.29
Option valuation models, including the Black-Scholes model used by the Company, require the input of assumptions, including expected life and expected stock price volatility. Due to the limited trading history of the Company’s common stock following the Comsys/Venturi merger, expected stock price volatility for stock option grants or modifications prior to 2007 was based on an analysis of the actual realized historical volatility of the Company’s common stock as well as that of its peers. Beginning in 2007, the expected volatility assumption for stock option grants or modifications was based on actual historical volatility of the Company’s common stock from the period after its December 2005 common stock offering through the quarter ended prior to the grant or modification date. The Company uses historical data to estimate option exercises and employee forfeitures within the valuation model. The expected life is derived from an analysis of historical exercises and remaining contractual life of stock options and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.

Cash received from option exercises was $0, $0.1 million and $1.8 million in 2009, 2008 and 2007, respectively, and was included in financing activities in the accompanying Consolidated Statements of Cash Flows. The total intrinsic value of options exercised during 2009, 2008 and 2007 was $0, $24,300 and $2.3 million, respectively. The Company has historically used newly issued shares to satisfy option exercises and restricted stock grants and expects to continue to do so in future periods.
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
Certain executive officers have existing provisions in their employment contracts regarding change in control.
A summary of the activity related to restricted stock granted under the 2004 Equity Plan and the 2004 Incentive Plan is as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested balance at December 31, 2006	353,550	$15.56
Granted	244,000	$21.70
Vested	(87,748)	$16.63
Forfeited	(19,167)	$13.09

Nonvested balance at December 30, 2007	490,635	$18.34
Granted	342,878	$11.09
Vested	(147,227)	$17.35
Forfeited	(79,443)	$17.30

Nonvested balance at December 28, 2008	606,843	$14.62
Granted	709,000	$4.60
Vested	(239,318)	$15.59
Forfeited	(104,401)	$6.65

Nonvested balance at January 3, 2010	972,124	$7.92

The shares issued to employees under the 2004 Equity Plan and 2004 Incentive Plan are subject to a three-year time-based vesting requirement, except as noted below, and the compensation expense associated with these shares is amortized using the straight-line method. The aggregate intrinsic value of restricted stock outstanding at January 3, 2010 was $1.8 million.
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
As of January 3, 2010, there was $4.0 million of total unrecognized compensation costs related to nonvested option and restricted stock awards granted under the plans, which are expected to be recognized over a weighted-average period of 23 months. The total fair value of shares and options that vested during 2009 was $4.0 million.

10. Related Party Transactions
Elias J. Sabo, a member of the Company’s board of directors, also serves on the board of directors of The Compass Group, the parent company of StaffMark. StaffMark provides commercial staffing services to the Company and its clients in the normal course of its business. During 2009, the Company and its clients purchased approximately $3.8 million of staffing services from StaffMark for services provided to the Company’s vendor management clients. At January 3, 2010, the Company had no outstanding accounts payable to StaffMark.
Frederick W. Eubank II and Courtney R. McCarthy, members of the Company’s board of directors, are affiliates of Wachovia Investors, Inc., the Company’s largest shareholder and a subsidiary of Wells Fargo & Company (together with its subsidiaries, “Wells Fargo”). The Company provides staffing services to Wells Fargo in the normal course of its business. During the year ended January 3, 2010, the Company recorded revenue of approximately $3.6 million related to Wells Fargo’s purchase of staffing services. At January 3, 2010, the Company had approximately $0.2 million in accounts receivable from Wells Fargo.
In June 2008, the Company received proceeds from a greater than 10% shareholder equal to the profits realized on sales of the Company’s stock that was purchased and sold within a six month or less time frame. Under Section 16(b) of the Securities and Exchange Act, the profits realized from these transactions by the greater than 10% shareholder must be disgorged to the Company under certain circumstances. The Company received proceeds of approximately $164,000 related to these transactions.
11. Subsequent Events
Merger Agreement
As described above in Note 1 Description of Business — Pending Exchange Offer and Merger with Manpower Inc., on February 1, 2010 the Company entered into an agreement and plan of merger with Manpower and a wholly-owned subsidiary of Manpower, pursuant to which the Company is expected to become a wholly-owned subsidiary of Manpower.

12. Summary of Quarterly Financial Information (Unaudited)
The Company’s fiscal year ends on the Sunday closest to December 31st and its first three fiscal quarters are 13 calendar weeks each (and each also ends on a Sunday). The year ended January 3, 2010 included 53 weeks, and the year ended December 28, 2008 included 52 weeks. The following table sets forth quarterly financial information for each quarter in 2009 and 2008, in thousands, except per share amounts:

	2009
	First	Second	Third	Fourth
Revenues from services	$162,694	$156,765	$157,305	$172,543
Costs of services	124,598	118,386	118,677	129,203

Gross profit	38,096	38,379	38,628	43,340

Operating costs and expenses
Selling, general and administrative expenses	33,183	32,347	32,083	34,526
Restructuring costs	3,620	321	155	(201)
Depreciation and amortization	2,074	2,050	2,106	1,856

	38,877	34,718	34,344	36,181

Income (loss) from operations	(781)	3,661	4,284	7,159
Interest expense, net	952	1,126	1,057	1,050
Other expense (income), net	(105)	(67)	45	(22)

Income (loss) before income taxes	(1,628)	2,602	3,182	6,131
Income tax expense	243	216	164	258

Net income (loss)	$(1,871)	$2,386	$3,018	$5,873

Basic net income (loss) per share	$(0.09)	$0.12	$0.14	$0.28
Diluted net income (loss) per share	$(0.09)	$0.12	$0.14	$0.28
Basic weighted average shares outstanding	19,774	19,796	19,815	19,818
Diluted weighted average shares outstanding	19,774	19,796	19,815	19,818

	2008
	First	Second	Third	Fourth
Revenues from services	$183,383	$184,064	$183,663	$175,998
Costs of services	138,727	139,232	138,483	133,747

Gross profit	44,656	44,832	45,180	42,251

Operating costs and expenses
Selling, general and administrative expenses	34,764	34,291	34,579	33,014
Restructuring costs	—	—	—	637
Depreciation and amortization	1,820	1,898	2,185	2,212
Goodwill impairment	—	—	—	86,800

	36,584	36,189	36,764	122,663

Income (loss) from operations	8,072	8,643	8,416	(80,412)
Interest expense, net	1,603	1,279	1,224	1,351
Other expense (income), net	(53)	(172)	40	(19)

Income (loss) before income taxes	6,522	7,536	7,152	(81,744)
Income tax expense	1,418	1,324	1,105	807

Net income (loss)	$5,104	$6,212	$6,047	$(82,551)

Basic net income (loss) per share	$0.25	$0.31	$0.30	$(4.03)
Diluted net income (loss) per share	$0.25	$0.30	$0.30	$(4.03)
Basic weighted average shares outstanding	19,579	19,592	19,612	19,614
Diluted weighted average shares outstanding	20,617	20,636	20,455	19,614

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has established and maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Accounting Officer (our principal executive officer and principal financial officer, respectively), as appropriate to allow timely decisions regarding required disclosure. As of January 3, 2010, our management, including our Chief Executive Officer and our Chief Accounting Officer, conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of January 3, 2010.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended January 3, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for the fair presentation of the consolidated financial statements of COMSYS IT Partners, Inc. Management is also responsible for establishing and maintaining a system of internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of management override or improper acts, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to management override, error or improper acts may occur and not be detected. Any resulting misstatement or loss may have an adverse and material effect on our business, financial condition and results of operations.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of January 3, 2010. Management has engaged Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, to attest to the Company’s internal control over financial reporting. Its report is included herein.

/s/ Larry L. Enterline Larry L. Enterline	/s/ Amy Bobbitt Amy Bobbitt
Chief Executive Officer March 1, 2010	Senior Vice President and Chief Accounting Officer March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders COMSYS IT Partners, Inc. and Subsidiaries
We have audited COMSYS IT Partners, Inc. and Subsidiaries ‘s internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). COMSYS IT Partners, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, COMSYS IT Partners, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 3, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of COMSYS IT Partners, Inc. and Subsidiaries as of January 3, 2010, and December 28, 2008, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 3, 2010 of COMSYS IT Partners, Inc. and our report dated March 1, 2010, expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Phoenix, Arizona
March 1, 2010

ITEM 9B.	OTHER INFORMATION
None
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Set forth below are the name, age and position of each of our directors.

Name	Age	Director Since	Position

Larry L. Enterline	57	2000	Director and Chief Executive Officer

Frederick W. Eubank II	46	2004	Chairman

Robert Fotsch	51	2006	Director

Robert Z. Hensley	52	2006	Director

Victor E. Mandel	45	2003	Director

Courtney R. McCarthy	34	2006	Director

Elias J. Sabo	39	2003	Director

Biographical information regarding each of our directors is as follows. The following paragraphs also include specific information about each director’s experience, qualifications, attributes or skills that led the Board of Directors to the conclusion that the individual should serve on the Board as of the time of this filing, in light of our business and structure:
Larry L. Enterline. Mr. Enterline was re-appointed as our Chief Executive Officer effective February 2, 2006. Mr. Enterline had previously served as our Chief Executive Officer from December 2000, when we were known as Venturi Partners, Inc., until September 30, 2004, when we completed our merger with COMSYS Holding, Inc. (the “COMSYS/Venturi merger”). He has served as a member of our Board of Directors since December 2000 and served as Chairman of the Board of Directors from December 2000 until the COMSYS/Venturi merger. Prior to joining us, Mr. Enterline served in a number of senior management positions at Scientific-Atlanta, Inc. from 1989 to 2000, the last of which was Corporate Senior Vice President for Worldwide Sales and Service. He also held management positions in the marketing, sales, engineering and products areas with Bailey Controls Company and Reliance Electric Company from 1974 to 1989. Mr. Enterline also serves on the boards of directors of Raptor Networks Technology, Inc. and Concurrent Computer Corporation.
In addition to his extensive knowledge of us, Mr. Enterline is qualified for service on the Board based on his leadership skills and long-standing senior management experience in the technology industry. His current service on the boards of directors of other public companies in the technology sector brings valuable perspective to our Board.
Frederick W. Eubank II. Mr. Eubank has served as a director since the completion of the COMSYS/Venturi merger in September 2004 and as Chairman of the Board of Directors since November 2006. Mr. Eubank joined Wachovia Capital Partners (formerly First Union Capital Partners), an affiliate of Wachovia Investors and Wells Fargo & Company, in 1989 and currently serves as its Chief Investment Officer. Prior to joining Wachovia Capital Partners, Mr. Eubank was a member of Wachovia’s specialized industries group. Mr. Eubank also serves on the board of directors of CapitalSource Inc., Nuveen Investments, Inc., and Windy City Investments, Inc.
Mr. Eubank is qualified for service on the Board due to his many years of experience in the banking and finance industry, culminating with his senior management experience as Chief Investment Officer of Wachovia Investors, which provides our Board with invaluable financial expertise. His service on the board and compensation committee of other public and private companies brings additional insight to our Board.

Robert Fotsch. Mr. Fotsch has served as a director since July 2006. Since 2008, Mr. Fotsch has served as the Chief Executive Officer of Wellman Plastics Recycling, LLC, and New Horizons Plastics Recycling, LLC, both of which are plastics recycling companies. From 1996 to 2005, Mr. Fotsch served as Chief Executive Officer of Strategic Outsourcing, Inc., a professional employer organization company. Mr. Fotsch’s prior experience also includes service as Chief Executive Officer (from 1992 until 1995) and Chief Operating Officer (from 1988 until 1992) of Home Innovations, Inc., a textile company. Prior to joining Home Innovations, Inc., Mr. Fotsch held management positions with Electronic Data Systems, Inc. and General Motors Corporation.
Mr. Fotsch is qualified for service on the Board due to his nine years of experience as Chief Executive Officer of a professional employment company. With over twenty years of senior management experience total, Mr. Fotsch brings invaluable expertise to our Board.
Robert Z. Hensley. Mr. Hensley has served as a director since November 2006. Mr. Hensley served from 1990 to 2002 as an audit partner and, from 1997 to 2002, as office managing partner, for the Nashville office of Arthur Andersen LLP. From 2002 to 2003, he was an audit partner in the Nashville office of Ernst & Young LLP. He currently serves, or served within the last five years, on the boards of directors Advocat, Inc., Spheris, Inc., HealthSpring, Inc. and Capella Healthcare, Inc. He is also a senior advisor to the transaction advisory services group of Alvarez and Marsal, LLC.
Mr. Hensley is qualified for service on the Board because of his experience with finance and accounting matters spanning more than two decades. Mr. Hensley’s service on audit and compensation committees for various companies also provides our Board with helpful perspective.
Victor E. Mandel. Mr. Mandel has served as a director since April 2003. Since 2001, Mr. Mandel has served as managing member of Criterion Capital Management, an investment company. From May 1999 to November 2000, Mr. Mandel was Executive Vice President—Finance and Development of Snyder Communications, Inc., with operating responsibility for its publicly-traded division, Circle.com. From June 1991 to May 1999, Mr. Mandel was a Vice President in the Investment Research department at Goldman Sachs & Co. covering emerging growth companies. During the past five years, Mr. Mandel served on the board of directors of Broadpoint Securities Group.
Mr. Mandel is qualified for service on the Board because of his extensive background in finance and investment banking. In particular, his familiarity with complex accounting issues and financial statements, as well as his service on the board of another public company, provide insight to our Board.
Courtney R. McCarthy. Ms. McCarthy has served as a director since July 2006. Prior to joining our Board of Directors, Ms. McCarthy served as a Board observer from the completion of the merger in September 2004 to July 2006. Ms. McCarthy joined Wachovia Capital Partners in 2000, where she currently serves as a Principal, focusing on investments in the financial services and healthcare industries. From 1997 to 2000, Ms. McCarthy served as an associate and analyst in Wachovia’s Leveraged Capital Group where she focused on mezzanine and equity investments and on “one-stop” financings for leveraged transactions.
Ms. McCarthy is qualified for service on the Board based on her extensive finance and investment experience, as well as her extensive knowledge of the staffing services industry.
Elias J. Sabo. Mr. Sabo has served as a director since April 2003. Since 1998, Mr. Sabo has served as a founding partner at Compass Group Management LLC. Prior to joining Compass, Mr. Sabo worked in the acquisition department for Colony Capital, a Los Angeles-based real estate private equity firm, from 1992 to 1996 and as a healthcare investment banker for CIBC World Markets (formerly Oppenheimer & Co.) from 1996 to 1998.
Mr. Sabo is qualified for service on the Board because of his depth of experience in private equity and investment banking, as well as his entrepreneurial experience as founder of an investment management company. Such expertise provides valuable insight to the Board.
Executive Officers
Information regarding our executive officers is contained in this report in Part I, Item I - “Business-Executive Officers” and incorporated herein by reference.

Audit Committee
Our Board of Directors has a standing Audit Committee. The Audit Committee currently consists of Messrs. Hensley, Mandel and Fotsch. Our Board of Directors has determined that each current member of the Audit Committee is independent for purposes of serving on the Audit Committee under the Nasdaq listing standards and applicable federal law. Our Board of Directors has also determined that each current member of the Audit Committee is financially literate under the Nasdaq listing standards and that Mr. Hensley, as Chairman, is an audit committee financial expert as defined by the Securities and Exchange Commission (“SEC”).
Code of Business Conduct
We have adopted a Code of Business Conduct and Ethics designed to help directors and employees resolve ethical issues and to help us conduct our business in accordance with all applicable laws, rules and regulations and with the highest ethical standards. Our Code of Business Conduct and Ethics applies to all directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and all other executive officers. We also expect the consultants we retain to abide by our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics sets forth our policies with respect to public disclosure of Company information, our financial statements and records, compliance with laws, rules and regulations, insider trading, conflicts of interest, corporate opportunities, fair dealing, confidentiality, equal employment opportunity and harassment, protection and proper use of our assets and employee complaint procedures. The Code of Business Conduct and Ethics is posted on our website at www.comsys.com under the “Corporate Governance” caption. Any amendment to, or a waiver from, a provision of our Code of Business Conduct and Ethics that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions) is required to be disclosed by the relevant rules and regulations of the SEC and will be posted on our website.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of the forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations of our officers and directors, all Section 16(a) reports for 2009 applicable to our officers and directors and such other persons were filed on a timely basis, except one late Form 4 filing each for Mr. Kerr and Mr. Barker, each covering one transaction that occurred in 2009, and one late Form 5 filing for Mr. Barker covering one transaction that occurred in 2008.

ITEM 11.	EXECUTIVE COMPENSATION
REPORT OF THE COMPENSATION COMMITTEE
The Compensation Committee of our Board of Directors has reviewed the Compensation Discussion and Analysis and discussed that analysis with management. Based on its review and discussions with management, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for 2009, the Information Statement to the Schedule 14D-9 filed in connection with the pending acquisition by Manpower Inc. and, to the extent applicable, our 2010 proxy statement. This report is provided by the following independent directors, who comprise the Compensation Committee:
THE COMPENSATION COMMITTEE
Frederick W. Eubank II, Chairman
Courtney R. McCarthy
Robert Z. Hensley
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

RISK ANALYSIS OF COMPENSATION PROGRAMS
We have reviewed our compensation policies and practices for all employees and concluded that any risks arising from our policies and practices are not reasonably likely to have a material adverse effect on us.
COMPENSATION DISCUSSION AND ANALYSIS
The Compensation Committee of our Board of Directors is charged with administering our executive compensation programs. The Compensation Committee evaluates the performance and, based on such evaluation, sets the compensation of our Chief Executive Officer and other executive officers and administers our equity compensation plans.
Executive Compensation Policy
The objectives of our executive compensation programs are to:
•	Attract, retain and motivate key executive personnel who possess the skills and qualities to perform successfully in the IT staffing and consulting industries and achieve our objective of maximizing stockholder value;

•	Closely align the interests of our executives with those of our stockholders;

•	Provide a total compensation opportunity that is competitive with our market for executive talent; and

•	Align our executives’ compensation to our operating performance with performance-based compensation that will provide actual compensation above the market median when we deliver strong financial performance and below the market median when performance is not strong.
While we compete for talent with companies across all industries and sectors, we primarily focus on professional services companies in the IT staffing and consulting and temporary staffing industries. More specifically, we look at companies that provide temporary staffing services for professional staff and IT staff augmentation and consulting services. While we often compete for talent outside this market, these companies define our market for compensation purposes. The Compensation Committee reviews data from these companies, along with other data as it deems appropriate, to determine market compensation levels from time to time and also routinely seeks advice from outside compensation consultants.
Compensation Benchmarking
The Compensation Committee has the sole authority to hire and fire outside compensation consultants and engaged Mercer Human Resources Consulting (“Mercer”) in early 2007 to update an earlier executive compensation survey performed in 2004. Mercer compared our executive compensation program with the compensation programs at a 14-company peer group consisting of AMN Healthcare Services Inc.; CDI Corp.; Ciber Inc.; Comforce Corp.; Cross Country Healthcare Inc.; Hudson Highland Group Inc.; Keane Inc.; Kforce Inc.; Medical Staffing Network Holdings; MPS Group Inc.; On Assignment Inc.; Resources Connection Inc.; Spherion Corp.; and Westaff Inc. to ensure that our total compensation programs for our executive officers were competitive in attracting and retaining exceptional executive talent. This peer group was selected by Mercer and consists of publicly traded, professional services and/or temporary staffing companies, which focus on highly skilled or professional staff. As of the survey date, these 14 companies had 12-month sales ranging from $350 million to $1.4 billion and gross profit margins greater than 15%. We ranked within the group at 9th and 7th for sales and gross profit margin, respectively, based on our 2006 audited financial statements. According to this updated survey:
•	The base salaries for our named executives, in the aggregate, were generally aligned with the market median and ranged from 7% below the median for our Chief Executive Officer to 17% above the median for our Senior Vice President of Corporate Development;

•	The short-term incentive targets for the executives, on average, were also aligned with the market median and ranged from 17% below the median for our Chief Executive Officer to 15% above the median for our Senior Vice President of Corporate Development; and

•	The total target cash compensation for the executives was generally aligned with the market median and ranged from 3% below the median for our Chief Executive Officer to 31% above the median for our Senior Vice President of Corporate Development.
In its analysis of this data, the Compensation Committee determined that our Senior Vice President of Corporate Development has responsibilities in addition to those performed by persons holding similar positions at the peer group companies surveyed and that such additional responsibilities warranted above-median compensation. The survey also observed that the long-term incentive awards made to our executive officers in the past had been irregular, and Mercer suggested that the Compensation Committee consider a transition towards a more structured annual grant approach in which long-term incentive awards are made annually to each executive in amounts equal to a percentage of each executive’s base salary.

The Compensation Committee considered the 2007 survey results in the development of our executive compensation programs for 2007, 2008 and 2009.
The Compensation Committee engaged Mercer in late 2009 to update its 2007 survey and provide recommendations for fiscal 2010 and future executive compensation. Mercer compared our executive compensation program to a 13-company peer group that was similar to the 2007 peer group consisting of Robert Half, Volt, MPS Group, Spherion, Ciber, CDI, Kforce, Resources Connection, Comforce, On Assignment, Computer Task Group, Analysts International and RCM Technologies. The 2009 peer group was selected by Mercer and consists of publicly traded, professional services and/or temporary staffing companies, which focus on highly skilled or professional staff. In establishing the peer group, Mercer reviewed the 2007 peer group and made changes as appropriate, including removing acquired companies and healthcare staffing companies. As of the survey date the 13 companies had 12-month sales ranging from $200 million to $3.7 billion. We ranked 8th within the group for sales. The 2009 survey was considered by the Compensation Committee in determining the January 2010 executive restricted stock grants, the vesting requirements of the January 2010 executive restricted stock grants and the February 2010 modifications to executive severance. The 2009 survey was intended to be used in setting 2010 executive salaries, but salary adjustments have not been implemented for 2010 due to the impending Merger.
The Compensation Committee uses the peer group information from Mercer and other publicly available information as a point of reference to assess whether the compensation for each executive officer is above or below the market median and within a reasonably competitive range. The Compensation Committee does not, however, rely exclusively on compensation studies or peer group information for setting executive compensation. In making decisions about executive compensation, the Compensation Committee relies primarily on its general experience and subjective considerations of various factors, including individual and corporate performance, our strategic corporate goals and Mercer’s recommendations and peer group studies.
Executive Officer Changes
There were no changes to our executive officers during 2009.
Role of Executive Officers in Determining Executive Compensation
The Chief Executive Officer evaluates the overall performance of our other executive officers and, with assistance from our Human Resource Department, makes recommendations for compensation adjustments to the Compensation Committee. In 2009, Mr. Enterline proposed, and the Compensation Committee approved, that no adjustments should be made to the executives’ base salaries. See “Compensation Components” below for additional information.
Compensation Components
The Compensation Committee primarily uses a combination of base salary, short-term incentive and long-term incentive programs to compensate our executive officers. Each element aligns the interests of our executive officers with the interests of our stockholders by focusing on both our short-term and long-term performance.
Base Salaries. We are committed to retaining talented executives capable of diverse responsibilities and, as a result, believe base salaries for executives should be maintained at rates at or slightly ahead of market rates. The Compensation Committee assesses base salaries for each position, based on the value of the individual’s experience, performance and/or specific skill set, in the ordinary course of business, but generally not less than once each year at or around the time that our annual budget is approved. Other than market adjustments that may be required from time to time, the Compensation Committee believes annual merit percentage increases for executives, if any, should generally not exceed, in any year, the average merit increase percentage earned by our non-executives. The base salaries received by our Chief Executive Officer and other named executive officers in 2009 are specified in the Summary Compensation Table. None of the named executive officers received a material increase in base salary for 2009.
Short-Term Incentives. The Compensation Committee believes that a short-term incentive based on our annual operating performance is an important part of a competitive compensation package for the executives and establishes Adjusted EBITDA goals each year when the annual operating budget is finalized. Adjusted EBITDA is a non-GAAP financial measure that consists of earnings before interest expense, taxes, depreciation and amortization and excludes stock-based compensation and other adjustments the Compensation Committee believes are not indicative of current operating performance. The Compensation Committee believes Adjusted EBITDA is a relevant indicator of management performance and the operating environment and a relevant basis for providing short-term incentives to management. Short-term incentives are paid to the executives following the issuance of our annual earnings release for the prior fiscal year.

Our Adjusted EBITDA target drives the annual incentive plan for the executives, and short-term incentives are determined at the end of each year based on our performance against that year’s target. The Compensation Committee retains the discretion to make adjustments to Adjusted EBITDA for determining achievement of performance against the annual target and typically only makes adjustments for the impact of strategic transactions or other unanticipated events that were not contemplated in the annual budget process. During 2009 the Compensation Committee included adjustments for stock-based compensation and restructuring charges in its calculation of Adjusted EBITDA.
For 2009, the Compensation Committee established a threshold Adjusted EBITDA goal of $17.4 million, a target Adjusted EBITDA goal of $19.3 million, and a maximum Adjusted EBITDA goal of $23.2 million. The goals were reduced from the prior year goals due to general economic conditions and uncertainty in early 2009 when the goals were established. Because the goals were reduced, however, the Compensation Committee also determined to reduce each named executive officer’s threshold, target and maximum cash award opportunities by 50% from the prior year. The following table reflects the threshold, target and maximum award opportunities for each of the named executive officers for 2009, expressed as percentage of base salary.

	% of Base Pay	% of Base Pay	% of Base Pay
Position	Earned at Threshold	Earned at Target	Earned at Maximum
Chief Executive Officer	19%	38%	75%
Chief Accounting Officer	13%	25%	50%
Chief Operating Officer	15%	30%	60%
General Counsel	13%	25%	50%
Senior Vice President — Corporate Development	13%	25%	50%
Due to management performance and an increase in business activity, we exceeded our maximum Adjusted EBITDA goal for 2009 of $23.2 million, and, as a result, the following annual incentive plan payments were made to our named executive officers in the first quarter of 2010: Larry L. Enterline, $375,000; Amy Bobbitt, $125,000; Michael H. Barker, $210,000; David L. Kerr, $145,844; and Ken R. Bramlett, Jr., $138,362. The short-term incentives earned by our Chief Executive Officer and other named executive officers in 2009 are specified in the Summary Compensation Table.
Discretionary Annual Bonuses. The Compensation Committee has the authority to award discretionary annual cash or share bonuses to our executive officers based on individual and company performance. We believe these bonuses are an important tool in motivating and rewarding the performance of our executive officers. Performance-based cash incentive compensation is expected to be paid to our executive officers based on individual and/or overall performance standards. The Compensation Committee awarded Larry L. Enterline a 2009 discretionary bonus that was paid in the first quarter of 2010 of $100,000. This was awarded for Mr. Enterline’s leadership and management during the economic downturn.
Long-Term Incentives. The Compensation Committee also believes that a substantial portion of each executive’s annual total compensation should be a long-term incentive, both to align the interests of each executive with those or our stockholders and also to provide a retention incentive. The Compensation Committee has approved stock option and restricted stock awards to our executive officers in the past under our equity incentive plans. It is our goal to issue the executives equity grants in January of each year in order to align the executive grants with the grants to non-executives. The 2009 executive grants were approved and issued in January 2009 as discussed below.
For our Chief Executive Officer and other named executive officers, the Compensation Committee has developed target ranges for long-term incentives as percentages of each executive’s base salary. Fluctuations in our stock price may affect the number of shares granted to the executives as part of these plans. Additionally, the value of each executive’s equity award is based on a target value, calculated as a percentage of base salary. In order to determine the total amount of shares to be granted, the target value is divided by the average closing price of our trading stock for the fourth quarter.
Prior to 2007, and except for the shares awarded to certain of the executive officers under the Old COMSYS 2004 Management Incentive Plan, stock option and restricted stock awards have historically time-vested and become exercisable at the rate of 33 1/3% annually on each of the three successive anniversary dates following the grant date. Beginning in 2007, as a result of the Mercer report recommendations, a percentage of each of the executive grants has had a performance-vesting component. The Compensation Committee stated its objective to increase the performance-vesting component as a percent of each award such that by 2009 all of such awards to the executive officers would vest solely based on performance vesting criteria. In 2007, 50% of the shares granted to the executives were performance-vesting shares. In 2008, 75% of the shares granted to the executives were performance-vesting shares. In 2009, 100% of the shares granted to executives were performance-vesting shares. The updated Mercer study in 2009 indicated that long term incentives based solely on performance vesting criteria were not the normal practice among our peer group, and thus, starting in 2010, 50% of the restricted shares granted to executives are subject to performance-vesting.
Although in the past we awarded primarily stock options as part of our long-term compensation program, since 2006 restricted stock awards have become the primary equity component of our long-term compensation strategy. We have not issued stock options since January 2006. We may continue offering restricted stock awards and stock options in the future. The Compensation Committee may also decide to issue other forms of stock-based awards for our named executive officers and other eligible participants under our equity incentive plans in effect at that time.

Effective January 2, 2009 and utilizing the performance and valuation criteria above, the Compensation Committee approved equity grants to five executive officers, including our Chief Executive Officer. 100% of these shares will performance-vest at the end of the three-year period based on our earnings per share (“EPS”) growth as compared against the BMO Staffing Stock Index during the three-year period. The performance shares will fully vest if our EPS growth is in the top 25% of the index. The performance shares will vest 50% or 25% if our EPS growth is in the second 25% or third 25% of the index, respectively. No shares will vest if our EPS growth is in the bottom 25% of the index. The vesting percentages will be prorated within individual tiers, except that no shares will vest for EPS growth in the bottom tier. The value of the performance shares awarded was reduced in 2009 as compared to 2008 and 2007 due to a limited number of shares available under our 2004 Stock Incentive Plan at the time of the grants. See the “2009 Grants of Plan Based Awards” table below for the number of restricted shares granted to each named executive officer. In the contemplated Merger transaction, executive unvested shares will vest upon completion of the transaction.
Effective January 4, 2010, the Compensation Committee approved the following restricted stock grants under the Company’s 2004 Stock Incentive Plan, which was amended in 2009 to increase the number of shares available under the Plan: Mr. Enterline—100,000 shares; Mr. Barker—60,000 shares; Mr. Kerr—35,000 shares; Mr. Bramlett—35,000 shares and Ms. Bobbitt—27,500 shares. As discussed above, half of these shares will vest in equal annual installments and the remaining shares will performance vest over three years based on specific goals to be set by the Compensation Committee. The value of the 2010 restricted stock grants were increased by the Committee from historical levels based on recommendations from Mercer and to restore the value of the reduced 2009 grants caused by the share constraints under the 2004 Stock Incentive Plan at the time of the 2009 awards.
Employment Agreements and Other Perquisites. We are parties to employment agreements with each of our executive officers. The employment agreements cover base salary, annual incentive programs, perquisites, non-compete and non-solicitation covenants and change of control benefits. The Compensation Committee believes that employment agreements are critical to the attraction and retention of executive officers in a competitive market while protecting our business operations. For a detailed description of the employment agreements with our executive officers, please see “Employment Agreements and Potential Payments Upon Termination or Change of Control” below.
We entered into amended and restated employment agreements with each of our five named executive officers effective January 1, 2009. The 2009 employment agreements did not make substantive amendments to the employment terms for any of the executive officers; rather, they contained revisions primarily designed to bring these agreements into compliance with the provisions of Section 409A of the Internal Revenue Code.
On February 1, 2010, the Compensation Committee approved two changes to the severance provisions for Larry L. Enterline, Amy Bobbitt, Ken R. Bramlett, Jr., and David L. Kerr, in light of their performance during fiscal 2009 and the expectations of them in the first half of fiscal 2010. Michael H. Barker was excluded from the changes to the severance provisions as it is anticipated he will remain an employee after the Merger. First, the Compensation Committee fixed the severance bonus portion of each executive’s cash severance at their fiscal 2009 bonus amount, rather than the average of their 2008 and 2009 bonuses as specified in their employment agreements. This was due to a 50% reduction in the 2008 bonuses due to deteriorating general economic conditions and not management performance. The Compensation Committee believes the 2009 bonuses are more indicative of ongoing operations. As a result, the severance bonus amounts are expected to be: $375,000 for Enterline; $125,000 for Bobbitt; $138,362 for Bramlett; and, $145,844 for Kerr. In addition, the Committee pegged the 2010 pro rata bonus for each executive at the following specified amounts: $200,000 for Enterline; $68,000 for Bobbitt; $75,000 for Bramlett; and, $78,000 for Kerr. The pro-rata bonuses took into consideration the projected 2010 salary increases recommended by Mercer for Bobbitt, Bramlett and Kerr and a discretionary bonus for assistance from management in the pending merger. In the aggregate, these changes total approximately $400,000 over what these same amounts would have been expected to be had no changes been approved.
The Compensation Committee recognizes the necessity of a sound and continual management team. Additionally, the Compensation Committee understands the potential for a change of control of us and the possible uncertainty and questions that may arise among the executive officers, which may result in distraction or departure. As a result, all of our executive officer employment agreements contain change of control provisions, which encourage retention of the executive officers during a potential transaction. The terms of change of control provisions and potential payments to our Chief Executive Officer and other named executive officers upon termination or following a change of control event are described under the headings “Employment Agreements and Potential Payments upon Termination or Change of Control” below.
The Compensation Committee believes that executives should have modest perquisites and our executives’ perquisites generally are limited to monthly car allowances and the reimbursement of club dues. The Compensation Committee reviews employment agreements and perquisites annually in the ordinary course of business.
Broad-based Employee Benefits. Our executive officers have the opportunity to participate in company-wide benefit programs that are generally available to all of our employees, such as:
•	healthcare plans, which include medical, vision, dental and behavioral health programs, as well as wellness and preventive care benefits;

•	life and disability plans, which include group life insurance, accidental disability and dismemberment and short-term and long-term disability programs;

•	a 401(k) plan; and

•	balanced-life plans, which include adoption-assistance programs, personal-leave programs to care for ill spouse or dependents and mass-transit and parking programs.

Tax Implications of Executive Compensation Policy
Under Section 162(m) of the Internal Revenue Code, a public company generally may not deduct compensation in excess of $1.0 million paid to its Chief Executive Officer and the four other most highly compensated executive officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. While we do not design our compensation programs solely for tax purposes, the Compensation Committee does strive to design our plans to be tax efficient where possible and where the design does not add an additional layer of complexity to the plans or their administration. Notwithstanding the foregoing, base salaries and other non-performance based compensation as defined in Section 162(m) in excess of $1.0 million paid to these executive officers in any year would not qualify for deductibility under Section 162(m).
Accounting Implications of Executive Compensation Policy
We are required to recognize compensation expense of all stock-based awards pursuant to the principles set forth in FASB ASC Topic 718. Non-vested shares are deemed issued and outstanding from a legal perspective; however, under U.S. generally accepted accounting principles (“GAAP”), basic net income (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Net income available to common stockholders is calculated using the two-class method, which is an earnings allocation method for computing earnings per share when an entity’s capital structure includes common stock and participating securities. The two-class method determines earnings per share based on dividends declared on common stock and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings. The application of the two-class method is required since our unvested restricted stock and warrants contain participation features. Also, under GAAP, non-vested shares are included in diluted shares outstanding when the effect is dilutive.
Securities Trading Policy
We have an insider trading policy that covers our directors and all employees, including our named executive officers, and restricts certain employees from trading in our securities during certain specified earnings release periods or when they are in possession of material non-public information. In addition, executive officers may not engage in any transaction in which they may profit from short-term swings in our securities. These transactions include “short sales,” “put” and “call” options and any other derivatives or hedging transactions in our securities.
SUMMARY COMPENSATION TABLE
The following table provides information concerning total compensation earned during 2009, 2008, and 2007 for our Chief Executive Officer, our principal financial officer and our three other most highly paid executive officers. Our Compensation Committee has the sole authority to hire and fire outside compensation consultants.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)	($)[1]	($)[1]	($)[2]	($)[3]	($)
Larry L. Enterline,	2009	$500,000	$100,000	$207,400	$—	$375,000	$24,001	$1,206,401
Chief Executive Officer	2008	$500,000	$—	$873,059	$—	$187,500	$24,037	$1,584,596
and Director	2007	$500,000	$—	$1,257,850	$—	$562,500	$26,160	$2,346,510

Amy Bobbitt, Senior Vice	2009	$250,000	$—	$54,900	$—	$125,000	$5,432	$435,332
President and Chief Accounting	2008	$248,812	$—	$165,885	$—	$62,500	$4,800	$481,997
Officer (principal financial officer)	2007	$219,604	$15,050	$30,315	$—	$92,450	$—	$357,419

David L. Kerr, Senior	2009	$291,687	$—	$73,200	$—	$145,844	$21,319	$532,050
Vice President—	2008	$291,687	$—	$253,181	$—	$72,922	$22,394	$640,184
Corporate Development	2007	$288,439	$—	$551,265	$—	$218,765	$16,254	$1,074,723

Michael H. Barker,	2009	$350,000	$—	$122,000	$—	$210,000	$21,608	$703,608
Executive Vice President	2008	$350,000	$—	$502,009	$—	$105,000	$22,553	$979,562
and Chief Operating Officer	2007	$339,183	$—	$1,607,602	$—	$315,000	$22,500	$2,284,285

Ken R. Bramlett, Jr., Senior	2009	$276,723	$—	$73,200	$—	$138,362	$18,240	$506,525
Vice President, General Counsel	2008	$276,723	$—	$253,181	$—	$69,181	$18,000	$617,085
and Corporate Secretary	2007	$273,642	$—	$308,745	$—	$207,542	$17,760	$807,689

(1)	Included in the “Stock Awards” and “Option Awards” columns are the aggregate grant date fair values of restricted stock awards and option awards made in 2009, 2008 and 2007. The grant date fair values of the awards were computed in accordance with FASB ASC Topic 718. The grant date fair values of performance-based awards were computed based on the highest level of achievement based on our expectations as of the grant dates regarding the probable outcome of the awards.

For a discussion of the assumptions used in calculating the grant date fair values for 2010, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 9 of the Notes to the Consolidated Financial Statements in this Form 10-K for the fiscal year ended January 3, 2010.

(2)	The “Non-Equity Incentive Plan Compensation” column reflects bonuses payable under our annual incentive plan. Bonus amounts include bonuses earned in the fiscal year specified in the table and exclude bonuses paid in such year, but earned in the preceding year. See “Compensation Discussion & Analysis – Compensation Components – Short-Term Incentives” above.

(3)	The value of perquisites and other personal benefits is provided in this column and below in this note even if the amount is less than the reporting threshold established by the SEC:

	Fiscal	Auto	Country Club	Insurance	401(k)
Name and Principal Position	Year	Allowance	Dues	Premiums[4]	Match	Total
Larry L. Enterline	2009	$12,000	$9,657	$—	$2,344	$24,001
	2008	$12,000	$8,587	$—	$3,450	$24,037
	2007	$12,000	$10,785	$—	$3,375	$26,160

Amy Bobbitt	2009	$4,800	$632	$—	$—	$5,432
	2008	$4,800	$—	$—	$—	$4,800
	2007	$—	$—	$—	$—	$—

David L. Kerr	2009	$12,000	$6,949	$—	$2,370	$21,319
	2008	$12,000	$6,944	$—	$3,450	$22,394
	2007	$6,500	$6,495	$—	$3,259	$16,254

Michael H. Barker	2009	$12,000	$6,060	$442	$3,106	$21,608
	2008	$12,000	$6,185	$918	$3,450	$22,553
	2007	$12,000	$5,700	$1,425	$3,375	$22,500

Ken R. Bramlett, Jr.	2009	$12,000	$6,240	$—	$—	$18,240
	2008	$12,000	$6,000	$—	$—	$18,000
	2007	$12,000	$5,760	$—	$—	$17,760

(4)	Reflects company-paid insurance premiums for group term life insurance, long-term disability and/or short-term disability coverage. These insurance programs were discontinued after the COMSYS/Venturi merger, but all participants in these programs at that time were grandfathered under the terms of the programs until their employment with us is terminated.

2009 GRANTS OF PLAN-BASED AWARDS
The following table provides information concerning grants of plan-based awards during 2009.

								All Other
		Estimated Possible Payouts			Estimated Possible Payouts			Stock Awards:	Grant Date
		Under Non-Equity Incentive			Under Equity Incentive			Number of	Fair Value of
		Plan Awards[2]			Plan Awards[1]			Shares of	Stock and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or Units	Option Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	($)[3]
Larry L. Enterline	1/2/2009				21,250	85,000	85,000		$207,400
	2/13/2009	$93,750	$187,500	$375,000

Amy Bobbitt	1/2/2009				5,625	22,500	22,500		$54,900
	2/13/2009	$31,250	$62,500	$125,000

David L. Kerr	1/2/2009				7,500	30,000	30,000		$73,200
	2/13/2009	$36,461	$72,922	$145,844

Michael H. Barker	1/2/2009				12,500	50,000	50,000		$122,000
	2/13/2009	$52,500	$105,000	$210,000

Ken R. Bramlett, Jr.	1/2/2009				7,500	30,000	30,000		$73,200
	2/13/2009	$34,590	$69,181	$138,362

(1)	Share amounts reflect restricted stock shares issued under the Amended and Restated 2004 Stock Incentive Plan. The shares will vest on January 2, 2012, based on our earnings per share (“EPS”) growth as against the BMO Staffing Stock Index during the three-year period. The performance shares will fully vest if our EPS growth is in the top 25% of the index. The shares will vest 50% or 25% if our EPS growth is in the second 25% or third 25% of the index, respectively. No shares will vest if our EPS growth is in the bottom 25% of the index. The vesting percentages will be prorated within individual tiers, except that no shares will vest for EPS growth in the bottom tier.

(2)	Amounts reflect potential payments under the COMSYS Annual Incentive Plan for 2009 as originally approved in February 2009. Threshold, Target and Maximum amounts are defined in the executives’ respective employment agreements or are as otherwise established by mutual agreement between the Compensation Committee and the executives. See “Employment Arrangements; Potential Payments Upon Termination or Change of Control.”

(3)	Amounts reflect the grant date fair values of the restricted stock awards computed in accordance with FASB ASC Topic 718. The grant date fair values of the performance-based awards were computed based on the highest level of achievement based on our estimate of the probable outcome of the awards as of the grant date.

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END
The following table provides information on the holdings of stock option and restricted stock awards by the named executives as of January 3, 2010. This table includes unexercised and unvested option awards and unvested restricted stock awards. Each option grant is shown separately for each executive. The vesting schedule for each unvested grant is shown in footnote 1 following this table. The market value of the stock awards is based on the closing market price of our common stock as of December 31, 2009, which was $8.89. The market value as of January 3, 2010, shown below assumes the satisfaction of all applicable vesting criteria.

	Option Awards					Share Awards
		Equity						Equity	Equity Incentive
		Incentive						Incentive	Plan Awards:
		Plan Awards:				Number of	Market	Plan Awards:	Market or
	Number of	Number of				Shares or	Value of	Number of	Payout Value of
	Securities	Securities				Units of	Shares or	Unearned	Earned Shares,
	Underlying	Underlying	Option			Stock That	Units of	Shares, Units	Units or Other
	Unexercised	Unexercised	Exercise	Option		Have Not	Stock That	or Other Rights	Rights That
	Options (#)	Unearned	Price	Expiration		Vested	Have Not	That Have Not	Have Not
Name	Exercisable	Options (#)[1]	($)	Date		(#)[1]	Vested ($)	Vested (#)[1]	Vested ($)
Larry L. Enterline						19,961	$177,453	161,075	$1,431,957
	160,000		$7.8025	4/14/2013	[2,3]
	70,000		$11.7025	4/14/2013	[2,3]
	6,000		$8.5500	10/1/2014
Amy Bobbitt						2,551	$22,678	31,729	$282,071
David L. Kerr						5,380	$47,828	50,836	$451,932
Michael H. Barker						11,623	$103,328	94,181	$837,269
	10,000		$7.8025	4/14/2013	[3]
	30,000		$11.7025	4/14/2013	[3]
	97,226		$8.5500	10/1/2014	[4]
Ken R. Bramlett, Jr.						5,380	$47,828	50,836	$451,932
	48,000		$7.8025	4/14/2013	[3,5]
	16,000		$11.7025	4/14/2013	[3,5]
	66,000		$11.0500	1/3/2016

(1)	The following table shows the vesting schedule for the unvested stock options and unvested restricted stock grants.

Name	Option Awards	Stock Awards	Grant Date	Vesting Date
Larry L. Enterline		36,667	6/1/2007	6/1/2010	[6]
		5,397	1/2/2008	1/2/2010
		53,972	1/2/2008	1/2/2011	[7]
		85,000	1/2/2009	1/2/2012	[8]

Amy Bobbitt		500	1/2/2007	1/4/2010
		1,025	1/2/2008	1/4/2010
		10,255	1/2/2008	1/2/2011	[7]
		22,500	1/2/2009	1/2/2012	[8]

David L. Kerr		9,000	6/1/2007	6/1/2010	[6]
		1,565	1/2/2008	1/4/2010
		15,651	1/2/2008	1/2/2011	[7]
		30,000	1/2/2009	1/2/2012	[8]

Michael H. Barker		21,667	6/1/2007	6/1/2010	[6]
		3,103	1/2/2008	1/4/2010
		31,034	1/2/2008	1/2/2011	[7]
		50,000	1/2/2009	1/2/2012	[8]

Ken R. Bramlett, Jr.		9,000	6/1/2007	6/1/2010	[6]
		1,565	1/2/2008	1/4/2010
		15,651	1/2/2008	1/2/2011	[7]
		30,000	1/2/2009	1/2/2012	[8]

(2)	This date represents the latest possible expiration date. As set forth in the terms of Mr. Enterline’s Separation Agreement with Venturi dated September 1, 2004, certain events could accelerate the expiration of these options.

(3)	Amounts shown have been adjusted to reflect the effect of the 1-for-25 reverse stock split completed August 5, 2003. Portions of these grants were issued at greater-than-market-value exercise prices at the completion of Venturi’s financial restructuring on April 14, 2003.

(4)	In connection with the revisions approved to the annual incentive plan for 2008, the portion of these equity awards held by Mr. Barker that was subject to 2008 performance vesting criteria was reduced by approximately 25%, and the performance criteria for the remainder of the award was realigned to match the New Adjusted EBITDA Target for the final six months of 2008. We met the New Adjusted EBITDA Target and as a result 50% of the performance-based portions of these equity awards were vested.

(5)	On February 9, 2007, the Compensation Committee amended the expiration date of these options. When these options were granted to Mr. Bramlett in 2003, prior to the COMSYS/Venturi merger, they were scheduled to expire in 2013. The expiration date for these options was shortened in 2004 when Mr. Bramlett left us following the COMSYS/Venturi merger. Mr. Bramlett re-joined us in January 2006, and the Compensation Committee’s action restored the expiration date for these options to the original scheduled date.

(6)	Of these restricted share amounts, one-quarter (25%) will vest on June 1, 2010. The remaining three-quarters (75%) will vest on June 1, 2010, based on our EPS growth as against the BMO Staffing Stock Index during the three-year period beginning on the grant date. The shares will fully vest if our EPS growth is in the top 25% of the index. The shares will vest 50% or 25% if our EPS growth is in the second 25% or third 25% of the index, respectively. No shares will vest if our EPS growth is in the bottom 25% of the index. The vesting percentages will be prorated within individual tiers, except that no shares will vest for EPS growth in the bottom tier.

(7)	Of these restricted share amounts, approximately ten percent (10%) will vest on January 2, 2011. The remaining ninety percent (90%) will vest on January 2, 2011, based on our EPS growth as against the BMO Staffing Stock Index during the three-year period beginning on the grant date. The shares will fully vest if our EPS growth is in the top 25% of the index. The shares will vest 50% or 25% if our EPS growth is in the second 25% or third 25% of the index, respectively. No shares will vest if our EPS growth is in the bottom 25% of the index. The vesting percentages will be prorated within individual tiers, except that no shares will vest for EPS growth in the bottom tier.

(8)	These shares will vest on January 2, 2012, based on our earnings per share (“EPS”) growth as against the BMO Staffing Stock Index during the three-year period. The performance shares will fully vest if our EPS growth is in the top 25% of the index. The shares will vest 50% or 25% if our EPS growth is in the second 25% or third 25% of the index, respectively. No shares will vest if our EPS growth is in the bottom 25% of the index. The vesting percentages will be prorated within individual tiers, except that no shares will vest for EPS growth in the bottom tier.
2009 OPTION EXERCISES AND STOCK VESTED
The following table provides certain information for the named executive officers on stock option exercises during 2009, including the number of shares acquired upon exercise and the value realized, and the number of shares acquired upon the vesting of restricted stock awards.

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on	Value Realized on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($)[1]
Larry L. Enterline	—	$—	97,898	$266,277
Amy Bobbitt	—	$—	4,859	$22,421
David L. Kerr	—	$—	35,782	$192,157
Michael H. Barker	—	$—	12,687	$46,025
Ken R. Bramlett, Jr.	—	$—	3,816	$16,038

(1)	Values represent fair market value of stock at the date of vesting.
EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL
We are parties to employment agreements with each of our executive officers. Each agreement is substantially identical in form and is subject to automatic extensions for a one-year period at the end of the term of each such agreement, unless the agreement is terminated in accordance with its terms. The employment agreements cover base salary, annual incentive programs, perquisites, non-compete and non-solicitation covenants and change of control benefits.
On February 1, 2010, the Compensation Committee of the Board approved two changes to the severance provisions for Larry L. Enterline, Amy Bobbitt, Ken R. Bramlett, Jr., and David L. Kerr, in light of their performance during fiscal 2009 and the expectations of them in the first half of fiscal 2010. Michael H. Barker was excluded from the changes to the severance provisions as it is anticipated he will remain an employee after the Merger. First, the Compensation Committee fixed the severance bonus portion of each executive’s cash severance at their fiscal 2009 bonus amount, rather than the average of their 2008 and 2009 bonuses as specified in their employment agreements. This was due to a 50% reduction in the 2008 bonuses due to deteriorating general economic conditions and not management performance. The Compensation Committee believes the 2009 bonuses are more indicative of ongoing operations. As a result, the severance bonus amounts are expected to be: $375,000 for Enterline; $125,000 for Bobbitt; $138,362 for Bramlett; and, $145,844 for Kerr. In addition, the Compensation Committee pegged the 2010 pro rata bonus for each executive at the following specified amounts: $200,000 for Enterline; $68,000 for Bobbitt; $75,000 for Bramlett; and, $78,000 for Kerr. The pro-rata bonuses took into consideration the projected 2010 salary increases recommended by Mercer for Bobbitt, Bramlett and Kerr and a discretionary bonus for assistance from management in the transaction. In the aggregate, these changes total approximately $400,000 over what these same amounts would have been expected to be had no changes been approved.
Compensation and Benefits Payable Under the Employment Agreements
Base Salary. The base salary is set for each executive in their respective employment agreements. The base salary may be adjusted from time to time as determined by the Compensation Committee. See the Summary Compensation Table above for the base salary information for each of our named executive officers.

Annual Incentive Plan. Under the terms of the employment agreements, each executive is eligible to participate in our annual incentive plan. Under the incentive plan, each executive is eligible for an annual bonus, stated as a percentage of base salary, referred to as the bonus target, based upon the achievement of an annual Adjusted EBITDA target established each year by the Compensation Committee. Except as otherwise approved in any year, the standard percentage bonuses range as follows:

	% of Base Pay	% of Base Pay
Position	Earned at EBITDA Target	Earned at Maximum
Chief Executive Officer	75%	150%
Chief Accounting Officer	50%	100%
Chief Operating Officer	60%	120%
General Counsel	50%	100%
Senior Vice President — Corporate Development	50%	100%
Except as otherwise approved in any year, each 1% incremental increase over the established Adjusted EBITDA target for each year will result in an additional 10% incremental increase in the bonus payable for the year. No incentive is provided unless a minimum of 90% of the Adjusted EBITDA target is achieved and no additional bonus potential will be earned for any Adjusted EBITDA above 110% of the target. These amounts are subject to annual review by the Compensation Committee. For 2009, the Compensation Committee made certain revisions to the annual incentive plan as described above under “Compensation Discussion and Analysis—Compensation Components — Short-Term Incentives.”
Additional Benefits. Under the terms of the employment agreements, each executive is eligible to receive benefits consistent with all our employees, such as: medical benefits and paid time off. See “Compensation Discussion & Analysis—Compensation Components—Broad-based Employee Benefits” for additional information.
Benefits Payable Upon Termination Without a Change of Control
In the event we do not renew the executive officer’s employment agreement, he is terminated other than for cause, he resigns for good reason, or his employment is terminated due to death or disability, the following benefits are payable under the terms of the employment agreements:
Severance. Severance equal to 150% of the executive officer’s base compensation except for Mr. Enterline, whose employment agreement provides for fixed severance of $750,000.
Annual Incentive Plan. Each executive officer would be entitled to receive a pro rata portion of his current-year bonus, such bonus to be made when the other annual bonus payments are made. In addition, the executive would receive an amount equal to the average annual bonus earned by the executive officer during each of the two years prior to his termination, payable in a lump sum or, in certain circumstances, over a 24-month period.
Insurance and Benefits. Each executive officer would be entitled to receive continued insurance and benefits for a 42-month period following such a termination.
Benefits Payable With a Change of Control
As defined in the employment agreements, a “Change of Control” of us means: (1) the consummation of a Merger Transaction if (a) we are not the surviving entity or (b) as a result of the Merger Transaction, 50% or less of the combined voting power of the then-outstanding securities of the other party to the Merger Transaction, immediately after the date of Change of Control, are held in the aggregate by the holders of Voting Stock immediately prior to the date of Change of Control; (2) the consummation of a Sale Transaction; (3) any Person, other than Permitted Holders, becomes the Beneficial Owner, directly or indirectly, of more than 50% of the outstanding Voting Stock; (4) our stockholders approve our dissolution; and (5) during any period of twenty-four (24) consecutive months, the replacement of a majority of the members of the Board who were members of the Board at the beginning of such period, and such new members shall not have been (a) nominated or appointed to the Board pursuant to the terms of an agreement with us, (b) nominated for election or selected as a director by a duly constituted nominating committee (or a subcommittee thereof) of the Board or (c) approved by a vote of at least a majority of the members of the Board then still in office who either were members of the Board at the beginning of such period or whose election as a member of the Board was so previously approved.

If the executive officer is terminated for any reason other than for cause, or resigns for good reason, during the two-year period following a change of control of us, the benefits set forth above under “Benefits Payable Upon Termination Without a Change of Control,” as well as the following additional benefits, are payable under the terms of the employment agreements:
Special Severance Payment. Each executive officer would also be entitled to receive a special severance payment equal to 50% of the executive officer’s base compensation except for Mr. Enterline, whose employment agreement provides for fixed special severance of $250,000.
Acceleration of Equity Award Vesting. All vesting restrictions related to equity awards previously made to the executive officer will lapse and all such awards shall become fully vested without any requirement for further action on the executive officer’s part.
Gross-Up Payment. In the event it shall be determined that any payment or distribution to or for the benefit of the executive officer upon a change of control would be subject to the excise tax imposed by Section 280G of the Internal Revenue Code or any interest or penalties with respect to such excise tax, then each executive officer will be entitled to receive an additional payment (“gross-up payment”), in an amount such that after payment by the executive of all taxes (including any interest or penalties imposed with respect to such taxes), including any excise tax imposed upon the gross-up payment, the executive retains an amount of the gross-up payment equal to the excise tax imposed upon the payments.
Estimated Payments in the Event of Termination without Cause, Resignation for Good Reason, Termination due to
Death or Disability and Change of Control
The following table shows the amounts that would have been payable to each of the named executive officers assuming a termination as described in the executives’ employment agreements. The table assumes that the relevant triggering event occurred on January 3, 2010 (the “Termination Date”).

	Termination without Cause,				Additional Payments upon Termination without
	Resignation for Good Reason,				Cause or Resignation for Good Reason within Two
	Disability or Death				Years of a Change of Control
					Special		Tax	Pro Rata	Total Change
	Severance	Bonus	Insurance		Severance	Stock-Based	Gross-Up	2009	of Control
Executive	Payments[1]	Payments[2]	Benefits[3]	Total	Payment[4]	Compensation[5]	Payment[6]	Bonus[7]	Payments

Larry L. Enterline	$750,000	$281,250	$13,249	$1,044,499	$250,000	$1,609,410	$1,109,293	$375,000	$4,388,203
Amy Bobbitt	$375,000	$93,750	$17,695	$486,445	$125,000	$304,749	$371,975	$125,000	$1,413,169
Michael H. Barker	$525,000	$157,500	$38,989	$721,489	$175,000	$940,598	$747,694	$210,000	$2,794,781
Ken R. Bramlett, Jr.	$415,085	$103,771	$36,942	$555,797	$138,362	$499,760	$519,355	$138,362	$1,851,636
David L. Kerr	$437,531	$109,383	$37,146	$584,060	$145,844	$499,760	$451,286	$145,844	$1,826,794

(1)	Amounts are equal to 1.5 times the highest base salary in effect during the 12 months immediately prior to the Termination Date, except for Mr. Enterline, whose agreement provides for fixed severance of $750,000.

(2)	Amounts are equal to 1 times the average annual bonus earned by the executive under our annual incentive plan for the two years ending prior to the Termination Date.

(3)	Amounts are equal to the present value of 42 months of continued insurance and benefits at rates in effect during 2009.

(4)	Amounts are equal to 0.5 times the highest base salary in effect during the 12 months immediately prior to the Termination Date, except for Mr. Enterline, whose agreement provides for fixed special severance of $250,000.

(5)	Amounts are based on the value realized from accelerated vesting and exercise of restricted stock and options as of the last day of the fiscal year at $8.89 per share. See “Compensation Tables—Outstanding Equity Awards at 2009 Fiscal Year End” for more detail on executive holdings.

(6)	Amounts assume a combined federal and state income and Medicare tax rate of 38.2% for Mr. Enterline, 36.7% for Mr. Kerr, 40.6% for Ms. Bobbitt, 40.7% for Mr. Barker and 43.5% for Mr. Bramlett.

(7)	Amounts are equal to bonuses earned under our annual incentive plan for fiscal 2009.

DIRECTOR COMPENSATION
The following table provides certain information with respect to the 2009 compensation of our directors who served in such capacity during the year. The 2009 compensation of those directors who are also our named executive officers is disclosed in the Summary Compensation Table above.

	Fees Earned
	or Paid in			All Other
	Cash	Stock Awards	Option Awards	Compensation	Total
Name	($)	($)[1]	($)	($)	($)
Frederick W. Eubank II2	$—	$—	$—	$—	$—
Robert Fotsch	$49,000	$14,040	$—	$—	$63,040
Robert Z. Hensley	$68,000	$14,040	$—	$—	$82,040
Victor E. Mandel	$48,000	$14,040	$—	$—	$62,040
Courtney R. McCarthy[2]	$—	$—	$—	$—	$—
Elias J. Sabo[2]	$—	$—	$—	$—	$—

(1)	This column reflects the grant date fair value for restricted stock grants made during 2009. All grants to non-employee members of the Board of Directors are fully vested at the time of grant; therefore, the full fair value of the grant is recognized on the grant date.

(2)	Directors who are employed by us or our principal stockholders receive no additional compensation for serving on our Board of Directors. Therefore, Mr. Eubank, Ms. McCarthy and Mr. Sabo were not eligible for payments during 2009.
We refer to our directors who are neither employed by us nor by our principal stockholders as outside directors. Compensation for our outside directors consists of equity and cash as described below. Our outside directors as of the date of this statement are Robert Fotsch, Robert Z. Hensley and Victor E. Mandel.
Equity Compensation
Our outside directors typically receive an initial grant of 5,000 shares of our common stock when they join our Board, and each of the existing directors received an annual grant of 3,000 shares of our common stock during 2009. All of our director share grants are 100% vested on the grant date.
Cash Compensation
We also pay our outside directors an annual retainer of $25,000, plus meeting fees of $2,000 per meeting of the Board of Directors attended in person and $1,000 per meeting attended by telephone or other electronic means. All directors are also entitled to reimbursement of expenses. Outside directors serving in specified committee positions also receive the following additional annual retainers:

Chairman of the Audit Committee	$15,000
Chairman of the Compensation Committee	$7,500
Audit Committee Member	$5,000
Each committee member receives $2,000 for each meeting of a committee of the Board of Directors attended in person and $1,000 for each committee meeting attended by telephone or other electronic means.
Our outside director fees are payable in cash or, at the election of each director, which is made on an annual basis, in shares of stock determined by the current market price of the stock at the time of each payment.
Determining Director Compensation
The Board of Directors makes all decisions regarding the compensation of the Board of Directors. The Chief Executive Officer makes periodic recommendations regarding director compensation based on his subjective judgment and review of available survey data, and the Board of Directors may exercise its discretion in modifying or approving any adjustments or awards to the directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table provides information about the beneficial ownership of our common stock as of February 26, 2010. We have listed each person known to us that beneficially owns more than 5% of our outstanding common stock, each of our directors, each of our executive officers identified in the Summary Compensation Table below (the “named executive officers”), and all directors and current executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. The percentage ownership is based on 21,293,875 shares of common stock outstanding as of February 26, 2010. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of February 26, 2010 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The amounts set forth below do not give effect to the accelerated vesting of options to purchase our common stock that will result from the consummation of the Merger.
Except as indicated in the footnotes to this table and as provided pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name. Unless otherwise indicated, the address for each of the individuals listed below is c/o COMSYS IT Partners, Inc., 4400 Post Oak Parkway, Suite 1800, Houston, Texas 77027.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner	Number		Percent[1]
Wachovia Investors, Inc., et. al.	3,222,917	[2]	15.1%
301 South College Street, 12th Floor
Charlotte, North Carolina 28288
Amalgamated Gadget, L.P.	2,015,507	[3]	9.4%
City Center Tower II
301 Commerce Street, Suite 2975
Fort Worth, Texas 76102
Credit Suisse AG	1,506,842	[4]	7.1%
Uetilbergstrasse 231, P.O. Box 900, CH 8070
Zurich, Switzerland
Bank of America Corporation et. al.	1,434,389	[5]	6.7%
100 North Tryon Street
Floor 25, Bank of America Corporate Center
Charlotte, North Carolina 28255
Barclays PLC	1,320,516	[6]	6.2%
1 Churchill Place
London, England E14 5HP
Links Partners, L.P. and Inland Partners, L.P. et. al.	1,147,637	[7]	5.4%
61 Wilton Avenue, 2nd Floor
Westport, Connecticut 06880
Larry L. Enterline	733,157	[8]	3.4%
Amy Bobbitt	69,765	[9]	*
David L. Kerr	311,019	[10]	1.5%
Michael H. Barker	342,062	[11]	1.6%
Ken R. Bramlett, Jr.	248,220	[12]	1.2%
Frederick W. Eubank II	45,000		*
Robert Fotsch	12,480	[13]	*
Robert Z. Hensley	12,000		*
Victor E. Mandel	32,000	[14]	*
Courtney R. McCarthy	45,000		*
Elias J. Sabo	1,197,637	[15]	5.6%
Directors and Executive Officers as a Group (11 persons)	3,048,340		14.3%

*	Less than one percent.

(1)	These calculations are based on an aggregate of 21,293,875 shares issued and outstanding as of February 26, 2010. Warrants and options to purchase shares held by a person that are exercisable or become exercisable within the 60-day period after February 26, 2010, are deemed to be outstanding for the purpose of calculating the percentage of outstanding shares owned by that person but are not deemed to be outstanding for the purpose of calculating the percentage owned by any other person.

(2)	The amount and nature of the shares beneficially owned are based on a Schedule 13D/A filed on February 2, 2010 by Wachovia Investors, Inc. and Wells Fargo & Company. Wachovia Investors, Inc. and Wells Fargo & Company have reported shared voting and dispositive power over the shares. Wachovia Investors, Inc. is party to the Tender and Voting Agreement with Manpower Inc. but disclaims beneficial ownership of any shares held by the other parties to the Tender and Voting Agreement.

(3)	The amount and nature of the shares beneficially owned are based on a Schedule 13G/A filed on February 12, 2010. This amount includes 163,412 shares of common stock issuable upon exercise of warrants, all of which are currently exercisable. An additional 5,224,071 shares are subject to cash-settled equity swaps, which have no effect on beneficial ownership. Amalgamated Gadget, L.P., an investment manager for R2 Investments, LDC, has sole voting and dispositive power over the reported shares and R2 Investments LDC has no beneficial ownership of such shares. R2 Investments, LDC was a senior secured lender under Venturi Partners, Inc.’s credit facility, which was paid off on September 30, 2004. Amalgamated Gadget, L.P. is controlled by Scepter Holdings, Inc., its general partner, and Mr. Geoffrey Raynor, the President and the sole shareholder of Scepter Holdings, Inc. As the sole general partner of Amalgamated Gadget, L.P., Scepter Holdings, Inc. has sole voting and dispositive power over the reported shares. As the President of Scepter Holdings, Inc., Mr. Raynor has sole voting and dispositive power over the reported shares.

(4)	The amount and nature of the shares beneficially owned are based on a Schedule 13G/A filed on February 16, 2010 by Credit Suisse AG. Credit Suisse AG reported shared voting and dispositive power over the shares shown in the table.

(5)	The amount and nature of the shares beneficially owned are based on a Schedule 13G/A filed on February 1, 2010 by Bank of America Corporation, Bank of America, NA, Columbia Management Advisors, LLC, IQ Investment Advisors LLC and Merrill Lynch, Pierce, Fenner & Smith, Inc. Bank of America reported shared voting power over 1,423,272 shares and shared dispositive power over 1,434,389 shares. Bank of America, NA reported sole voting and dispositive power over 147 shares, shared voting power over 21,706 shares and shared dispositive power over 32,823 shares. Columbia Management Advisors, LLC reported sole voting power over 21,598 shares, sole dispositive power over 32,542 shares and shared dispositive power over 173 shares. IQ Investment Advisors LLC reported shared voting and dispositive power over 2,300 shares. Merrill Lynch, Pierce, Fenner & Smith, Inc. reported sole voting and dispositive power over 1,399,119 shares.

(6)	The amount and nature of the shares beneficially owned are based on a Schedule 13G filed on February 16, 2010 by Barclays PLC. Barclays PLC reported sole voting and dispositive power over the shares shown in the table.

(7)	The amount and nature of the shares beneficially owned are based on a Schedule 13D/A filed on February 4, 2010 by Links Partners, L.P., Inland Partners, L.P., Coryton Management Ltd., Mr. Arthur Coady, Mr. Elias Sabo and Mr. Joe Massoud. Links Partners and Inland Partners have reported shared voting and dispositive power with respect to 587,759 and 559,878 shares, respectively. All other parties reporting in this amendment have reported shared voting and dispositive powers with respect to all shares reported. The number of shares of common stock shown in the table includes 85,242 shares subject to warrants that are currently exercisable. Links Partners, L.P. and Inland Partners, L.P. are parties to the Tender and Voting Agreement with Manpower Inc.

(8)	Includes 236,000 shares subject to stock options that are currently exercisable, as well as 275,639 unvested shares of restricted stock.

(9)	Includes 60,255 unvested shares of restricted stock

(10)	Includes 89,651 unvested shares of restricted stock

(11)	Includes 137,226 shares subject to stock options that are currently exercisable, as well as 162,701 unvested shares of restricted stock. Mr. Barker may be deemed to be the beneficial owner of an aggregate of 2,000 shares of our common stock held by two of his adult children. Mr. Barker disclaims the beneficial ownership of such shares

(12)	Includes 130,000 shares subject to stock options that are currently exercisable, as well as 89,561 unvested shares of restricted stock.

(13)	Mr. Fotsch may be deemed to be the beneficial owner of an aggregate of 480 shares of our common stock held by four of his minor children. Mr. Fotsch disclaims the beneficial ownership of such shares.

(14)	Includes 7,000 shares subject to stock options that are currently exercisable.

(15)	The amount and nature of the shares beneficially owned are based on a Schedule 13D/A filed on February 4, 2010 by Links Partners, L.P., Inland Partners, L.P., Coryton Management Ltd., Mr. Arthur Coady, Mr. Elias Sabo and Mr. Joe Massoud and a Form 4 filed on March 2, 2009 by Elias Sabo. Mr. Sabo has reported shared voting and dispositive power over 1,147,637 shares and sole voting and dispositive power over 50,000 shares. The number of shares of common stock shown in the table also includes 85,242 shares subject to warrants that are currently exercisable.

Wachovia Investors, Inc., Links Partners, L.P, Inland Partners, L.P. and each of the individuals listed in the above table is a party to the Tender and Voting Agreement with Manpower Inc. and, therefore, may be considered a “group” that beneficially owns 6,271,257, or 29.5%, of our common stock. Such amount includes 595,468 shares subject to options and warrants.
Equity Compensation Plan Information
We currently have options outstanding under the 1995 Equity Participation Plan, the 2003 Equity Incentive Plan and the 2004 Stock Incentive Plan. Each of these plans was approved by our stockholders. The 1995 Equity Participation Plan was terminated in connection with our financial restructuring in 2003. The following table provides information about the common stock that may be issued under these plans as of January 3, 2010.

Number of Securities
	to be Issued Upon	Weighted Average
	Exercise of	Exercise Price of	Number of Securities
	Outstanding Options	Outstanding Options	Remaining Available
Plan Category	and Warrants[1]	and Warrants	for Future Issuance
Equity compensation plans approved by security holders	726,790	$9.47	1,195,773
Equity compensation plans not approved by security holders	None	None	None

Total	726,790	$9.47	1,195,773

(1)	No warrants were outstanding under these plans as of January 3, 2010.
Description of Benefit Plans
2004 Stock Incentive Plan
In connection with the Comsys/Venturi merger, our Board of Directors adopted the 2004 Stock Incentive Plan, which was approved by our stockholders on September 27, 2004, and became effective as of September 30, 2004. The plan was subsequently amended and restated by the Board of Directors on April 13, 2007 and approved by our stockholders as of May 23, 2007. The plan was further amended by our Board of Directors on April 1, 2009 and approved by our stockholders on April 13, 2009. Under the 2004 Stock Incentive Plan, the Company may grant non-qualified stock options, incentive stock options, restricted stock and other stock-based awards in its common stock to officers, employees, directors and consultants. Options granted under this plan generally vest over a three-year period from the date of grant and have a term of 10 years.
As of February 26, 2010, options to purchase 284,230 shares of our common stock were outstanding and 1,777,378 shares of our restricted stock have been granted under the Amended and Restated 2004 Stock Incentive Plan since the plan’s inception. As of February 26, 2010, 1,139,964 shares of our common stock remained authorized for issuance and are reserved for future grants under this plan. The weighted average exercise price of the options outstanding under this plan is $10.13 per share.
2003 Equity Incentive Plan
Our 2003 Equity Incentive Plan was approved by our stockholders on July 24, 2003. As of February 26, 2010, options to purchase 442,226 shares of our common stock with a weighted average exercise price of $9.01 were outstanding under our 2003 Equity Incentive Plan and 55,809 shares of our common stock were available for future grants under our 2003 Equity Incentive Plan. No awards were granted to the named executive officers under the 2003 Equity Incentive Plan in 2009.

1995 Equity Participation Plan
Our 1995 Equity Participation Plan was terminated in connection with our financial restructuring in 2003, and all of our officers and directors at the time and most of our employees forfeited their options issued under that plan. Although the 1995 Plan has been terminated and no future option issuances will be made under it, the remaining outstanding stock options will continue to be exercisable in accordance with their terms. As of February 26, 2010, options to purchase 334 shares of our common stock were outstanding under the 1995 Equity Participation Plan. The weighted average exercise price of these options is $63.25.
COMSYS Annual Incentive Plan
The COMSYS Annual Incentive Plan outlines the general terms of our annual bonus program for our employees, including the Chief Executive Officer and our other executive officers. These general terms are supplemented for the executive officers by the terms of these officers’ employment agreements and by Compensation Committee action as taken from time to time.
Old COMSYS 2004 Management Incentive Plan
Effective January 1, 2004, Old COMSYS adopted the 2004 Incentive Plan. The 2004 Incentive Plan was structured as a stock issuance program under which certain executive officers and key employees might receive shares of Old COMSYS nonvoting Class D Preferred Stock in exchange for payment at the then current fair market value of these shares. Effective July 1, 2004, 1,000 shares of Class D Preferred Stock were issued by Old COMSYS under the 2004 Incentive Plan. Effective with the Comsys/Venturi merger, these shares were exchanged for a total of 1,405,844 shares of restricted common stock of COMSYS. Of these shares, one-third vested on the date of the Comsys/Venturi merger, one-third vested over a three-year period subsequent to merger, and one-third vested over a three-year period subject to specific performance criteria being met. Although there will be no future restricted stock issuances under the 2004 Incentive Plan, the remaining outstanding restricted stock awards will continue to vest in accordance with their terms. In accordance with the terms of the 2004 Incentive Plan, any shares forfeited by participants will be distributed to certain stockholders of Old COMSYS in 2010 after the completion of the 2009 audit.
401(k) Plans
We maintain the COMSYS 401(k) Plan covering eligible employees of our Company and its subsidiaries, as defined in the plan document. This plan is a voluntary defined contribution profit-sharing plan. Participating employees can elect to defer and contribute a percentage of their compensation to the plan, not to exceed the dollar limit set by the Internal Revenue Code. For the years ended December 31, 2009, 2008 and 2007, the maximum deferral amount was 50%, subject to limitations set by the Internal Revenue Code. The Company may, at its discretion, make a year-end profit-sharing contribution. No discretionary contributions were made in 2009, 2008 or 2007. Total net expense under the plan amounted to approximately $0.1 million, $1.4 million and $1.5 million in 2009, 2008 and 2007, respectively.
We have suspended the matching contribution to our 401(k) plan effective April 1, 2009. Future matching contributions will be made at our discretion.
Our wholly-owned subsidiary, Pure Solutions, maintains a voluntary defined contribution 401(k) plan for certain qualifying employees which provides for employee contributions. Participating employees may elect to defer and contribute a percentage of their compensation to the plan, not to exceed the dollar limit set by the Internal Revenue Code. For the years ended December 31, 2009, 2008 and 2007, the maximum deferral amount was 50%, subject to limitations set by the Internal Revenue Code. Pure Solutions has the discretion under the plan to match participant deferrals. For 2009, 2008 and 2007, Pure Solutions elected to forego a matching contribution.
During 1999, we established a Supplemental Employee Retirement Plan, or SERP, for our then Chief Executive Officer. When this officer retired in February 2000, the annual benefit payable under the SERP was fixed at $150,000 through March 2017. As of January 3, 2010, approximately $0.9 million was accrued under the SERP.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Person Transactions
Review and Approval of Related Person Transactions
Our Board of Directors recognizes that related person transactions present a heightened risk of conflicts of interest and therefore has adopted a written policy to be followed in connection with all related persons transactions involving us. This policy is reviewed periodically and updated as needed. In accordance with this policy, we review all relationships and transactions in which we and our directors, director nominees and executive officers or their immediate family members, as well as holders of more than 5% of any class of our voting securities and their family members, have a direct or indirect material interest. Our legal staff is primarily responsible for the development and implementation of processes and controls to obtain information from these directors, director nominees, executive officers and stockholders with respect to related person transactions and for then determining, based on the facts and circumstances, whether we or a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to us or a related person are disclosed in our proxy statement. In addition, the Audit Committee reviews and approves or ratifies any related person transaction that is required to be disclosed. Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction; provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction.
Related Person Transactions
Mr. Elias J. Sabo, a member of our Board of Directors, also serves on the board of directors of The Compass Group, the parent company of Venturi Staffing Partners (“VSP”), a former Venturi subsidiary. VSP provides commercial staffing services to us and our clients in the normal course of business. During 2009, we and our clients purchased approximately $3.8 million of staffing services from VSP for services provided to our vendor management clients. At January 3, 2010, we had no amounts payable to VSP.
Frederick W. Eubank II and Courtney R. McCarthy, members of our Board of Directors, are employees of Wachovia Investors, Inc., our largest stockholder and a subsidiary of Wells Fargo & Company (“Wells Fargo”). We and our wholly-owned subsidiary, Plum Rhino, provide commercial staffing services to Wells Fargo in the normal course of its business. During the year ended January 3, 2010, we recorded revenue of approximately $3.6 million related to Wells Fargo’s purchase of staffing services. At January 3, 2010, we had approximately $0.2 million in accounts receivable from Wells Fargo.
Registration Rights Agreements
In connection with the COMSYS/Venturi merger, we filed a “shelf” registration statement with the SEC pursuant to a registration rights agreement we had with a number of our large stockholders. This shelf registration statement, which was declared effective by the SEC on July 20, 2005, was filed on Form S-3 and generally permits delayed or continuous offerings of all of our common stock issued to stockholders in the COMSYS/Venturi merger. Under the registration rights agreement, which we amended as of April 1, 2005, our obligation to keep this registration statement effective has expired, but we have elected to keep it effective for the convenience of the affected stockholders for the maximum period of time permitted by applicable rules and regulations.
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
If we receive a request for a demand registration and our Board of Directors determines that it would be in our best interest to have an underwritten primary registration of our securities, we may satisfy the demand registration by having a primary registration of our common stock for our own account, so long as we offer the stockholders party to the registration rights agreement “piggyback” rights to join in our registration.

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
Also in connection with the COMSYS/Venturi merger, we made conforming amendments to our existing registration rights agreement with the holders of our common stock and warrants received in connection with our April 2003 restructuring, as further amended effective April 1, 2005. Under this agreement, we were obligated to register approximately 5,785,000 shares of our common stock. The holders of such registration rights also participated in our shelf registration that was declared effective by the SEC on July 20, 2005.
Director Independence
Board of Directors
Our Corporate Governance Policy provides that a majority of our directors must be “independent” as provided by the Nasdaq listing standards. Our Board of Directors has determined that all directors, except for Mr. Enterline, meet the standards regarding independence set forth in the Nasdaq listing standards and our Corporate Governance Policy. In conducting its review of director independence, the Board of Directors reviewed the following transactions, relationships or arrangements.

Name	Matter Considered
Elias Sabo	Staffing services purchased by us from Venturi Staffing Partners in the normal course of business
Frederick Eubank and Courtney McCarthy	Staffing services provided to Wachovia in the normal course of business
Audit Committee
Our Audit Committee currently consists of Messrs. Hensley, Mandel and Fotsch. Our Board of Directors has determined that each current member of the Audit Committee is independent for purposes of serving on the Audit Committee under the Nasdaq listing standards and applicable federal law.
Compensation Committee
Our Compensation Committee currently consists of Mr. Eubank, Ms. McCarthy and Mr. Hensley. Our Board of Directors has determined that each current member of the Compensation Committee is independent for purposes of serving on such committee under the Nasdaq listing standards.
Our Board of Directors has also determined that each current member of the Compensation Committee is an “outside director” in accordance with Section 162(m) of the Internal Revenue Code and that Mr. Eubank, Ms. McCarthy and Mr. Hensley currently qualify as “non-employee directors” in accordance with Rule 16b-3 of the Exchange Act.
Governance and Nominating Committee
Our Governance and Nominating Committee currently consists of Mr. Eubank, Ms. McCarthy and Mr. Sabo and has two vacancies created by the resignations of two former directors. Our Board of Directors has determined that each current member of the Governance and Nominating Committee is independent for purposes of serving on such committee under the Nasdaq listing standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Ernst & Young LLP has served as our independent registered public accounting firm since October 21, 2004. Prior to this engagement, Ernst & Young LLP served as the independent registered public accounting firm for Old COMSYS. Since its engagement, Ernst & Young LLP has provided certain services related to the audits of our consolidated financial statements, our periodic filings made with the SEC, services related to various registration statements filed by us with the SEC and other services as described below.
The following is a summary of the fees billed to us by Ernst & Young LLP for professional services rendered for 2009 and 2008:

	January 3,	December 28,
	2010	2008
Audit fees	$1,280,187	$1,194,255
Audit-related services	—	3,000
Tax fees	12,909	56,914
All other fees	—	—

Total fees	$1,293,096	$1,254,169

•	Audit Fees—fees for audit services, which relate to the fiscal year consolidated audits for 2009 and 2008, the review of the financial statements included in our quarterly reports on Form 10-Q for the first three fiscal quarters of 2009 and 2008 and related earnings releases, and other services that are normally provided by the independent registered public accounting firm in connection with our statutory and regulatory filings.

•	Audit-Related Services—fees for audit-related services, which consist of assurance and related services in connection with acquisitions and the audit of our employee benefit plans.

•	Tax Services—fees for tax services, consisting of tax compliance services and tax planning and advisory services.
The Audit Committee has considered whether the non-audit services provided to us by Ernst & Young LLP impaired the independence of Ernst & Young LLP and concluded that they did not.
The Audit Committee has adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided to us by the independent registered public accounting firm. The policy: (a) identifies the guiding principles that must be considered by the Audit Committee in approving services to ensure that independent registered public accounting firm’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. Under the policy, all services to be provided by our independent registered public accounting firm must be pre-approved by the Audit Committee. The Audit Committee pre-approved all of the fees listed above that we incurred for services rendered by our independent registered public accounting firm in 2009 and 2008.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—As of January 3, 2010 and December 28, 2008

Consolidated Statements of Operations—Years ended January 3, 2010, December 28, 2008 and December 30, 2007

Consolidated Statements of Comprehensive Income (Loss)—Years ended January 3, 2010, December 28, 2008 and December 30, 2007

Consolidated Statements of Stockholders’ Equity—Years ended January 3, 2010, December 28, 2008 and December 30, 2007

Consolidated Statements of Cash Flows—Years ended January 3, 2010, December 28, 2008 and December 30, 2007

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

Date: March 1, 2010	COMSYS IT PARTNERS, INC.
	By:	/s/ Amy Bobbitt
		Name:	Amy Bobbitt
		Title:	Senior Vice President and Chief Accounting Officer
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
Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities indicated on March 1, 2010:

/s/ Larry L. Enterline Larry L. Enterline	Chief Executive Officer and Director (principal executive officer)

/s/ Amy Bobbitt Amy Bobbitt	Senior Vice President and Chief Accounting Officer (principal financial and accounting officer)

/s/ Frederick W. Eubank II Frederick W. Eubank II	Director

/s/ Courtney R. McCarthy Courtney R. McCarthy	Director

/s/ Victor E. Mandel Victor E. Mandel	Director

/s/ Robert Z. Hensley Robert Z. Hensley	Director

/s/ Robert Fotsch Robert Fotsch	Director

/s/ Elias J. Sabo Elias J. Sabo	Director

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit				Exhibit
Number		Exhibit Description	Form	Number	Filing Date
2.1		Agreement and Plan of Merger, dated as of February 1, 2010, among Comsys IT Partners, Inc., Manpower Inc., and Taurus Merger Sub, Inc.	8-K	2.1	February 2, 2010

2.2		Tender and Voting Agreement, dated as of February 1, 2010, among Manpower Inc., and the persons listed on Schedule I attached thereto.	8-K	2.2	February 2, 2010

3.1		Amended and Restated Certificate of Incorporation of COMSYS IT Partners, Inc.	8-K	3.1	October 4, 2004

3.2		Amended and Restated Bylaws of COMSYS IT Partners, Inc.	8-K	3.2	October 4, 2004

3.3		First Amendment to the Amended and Restated Bylaws of COMSYS IT Partners, Inc.	8-K	3.1	May 4, 2005
4.1		Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old COMSYS Holdings stockholders party thereto	8-A/A	4.2	November 2, 2004

4.2		Amendment No. 1 to Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old COMSYS Holdings stockholders party thereto	10-Q	4.2	May 6, 2005

4.3		Amended and Restated Registration Rights Agreement, dated as of September 30, 2004, between COMSYS IT Partners, Inc. and certain of the old Venturi stockholders party thereto	8-A/A	4.3	November 2, 2004

4.4		Amendment No. 1 to Amended and Restated Registration Rights Agreement dated April 1, 2005 between COMSYS IT Partners, Inc., and certain of the old Venturi stockholders party thereto	10-Q	4.4	May 6, 2005

4.7	#	Common Stock Purchase Warrant dated as of April 14, 2003, issued by the Company in favor of BNP Paribas	8-K	99.16	April 25, 2003

4.8		Specimen Certificate for Shares of Common Stock	10-K	4.6	April 1, 2005

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
			8-K	10.1	December 15, 2005

10.1	a
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
			8-K	10.2	September 15, 2006

		Incorporated by Reference
Exhibit			Exhibit
Number	Exhibit Description	Form	Number	Filing Date
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
		10-Q	10.1	August 6, 2008

			Incorporated by Reference
Exhibit				Exhibit
Number		Exhibit Description	Form	Number	Filing Date
10.1	i
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
			8-K	10.1	March 24, 2009

10.5		Guaranty, dated as of December 14, 2005, among COMSYS IT Partners, Inc. and PFI LLC, as guarantors, in favor of Merrill Lynch Capital, in its capacity as administrative agent	8-K	10.2	December 15, 2005

10.6		Guaranty, dated as of June 15, 2006, by COMSYS IT Canada, Inc. in favor of Merrill Lynch Capital, in its capacity as administrative agent	8-K	10.3	September 15, 2006

10.7	+	2004 Stock Incentive Plan, as Amended	Proxy Statement	Appendix A	April 13, 2009

10.8	+	2003 Equity Incentive Plan	Proxy Statement	Annex C	June 24, 2003

10.9	+	Old COMSYS 2004 Management Incentive Plan	10-K	10.10	April 1, 2005

10.10	+	Second Amended and Restated Employment Agreement dated January 1, 2009, between COMSYS IT Partners, Inc. and Michael H. Barker	10-K	10.10	March 11, 2009

10.11	+	First Amended and Restated Employment Agreement dated January 1, 2009, between COMSYS IT Partners, Inc. and Amy Bobbitt	10-K	10.11	March 11, 2009
10.12	+	First Amended and Restated Employment Agreement dated January 1, 2009, between COMSYS IT Partners, Inc. and Ken R. Bramlett, Jr.	10-K	10.12	March 11, 2009

10.13	+	First Amended and Restated Employment Agreement dated January 1, 2009, between COMSYS IT Partners, Inc. and Larry L. Enterline	10-K	10.13	March 11, 2009

10.14	+	Second Amended and Restated Employment Agreement dated January 1, 2009, between COMSYS IT Partners, Inc. and David L. Kerr	10-K	10.14	March 11, 2009

10.25	+	Form of Indemnification Agreement between COMSYS IT Partners, Inc. and each of the Company’s directors and executive officers	8-K	10.1	May 4, 2005

21.1	*	List of Subsidiaries of the Company

23.1	*	Consent of Independent Registered Public Accounting Firm

24.1	*	Power of Attorney (included on signature page)

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	*	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	This exhibit is substantially identical to Common Stock Purchase Warrants issued by the Company on the same date to each of Bank of America, N.A. and Bank One, N.A., and to Common Stock Purchase Warrants, reflecting a transfer of a portion of such Common Stock Purchase Warrants, issued by the Company (i) as of the same date to each of Inland Partners, L.P., Links Partners L.P., MatlinPatterson Global Opportunities Partners L.P. and R2 Investments, LDC and (ii) on August 6, 2003 to Mellon HBV SPV LLC.